Form 10-Q
period 2017-06-30
Capitol Investment Corp. IV
filed 2017-09-27
CIK 1709682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38186

CAPITOL INVESTMENT CORP. IV
(Exact Name of Registrant as Specified in Its Charter)
Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

509 7th Street, N.W.

Washington, D.C. 20004

(Address of principal executive offices)

(202) 654-7060

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of September 27, 2017, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CAPITOL INVESTMENT CORP. IV

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Capitol Investment Corp. IV
Condensed Balance Sheet

June 30, 2017

(Unaudited)

ASSETS
Current asset – cash	$234,950
Deferred offering costs	77,985
Total Assets	$312,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued offering costs	$37,985
Advances from officer	5,000
Note payable – related party	250,000
Total Current Liabilities	292,985

Commitments

Shareholders’ Equity
Preference Shares, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Class A Ordinary Shares, $0.0001 par value; 400,000,000 shares authorized; none issued and outstanding	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding (1)	1,006
Additional paid-in capital	23,994
Accumulated deficit	(5,050)
Total Shareholders’ Equity	19,950
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$312,935

(1)	Includes an aggregate of 1,312,500 shares held by the initial shareholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. The underwriters’ over-allotment was exercised in full on August 21, 2017 (Note 8).

The accompanying notes are an integral part of these condensed financial statements.

Capitol Investment Corp. IV

Condensed Statement of Operations

For the Period from May 1, 2017 (Inception) through June 30, 2017

(Unaudited)

Formation and operating costs	$5,050
Net Loss	$(5,050)

Weighted average ordinary shares outstanding, basic and diluted (1)	8,750,000

Basic and diluted net loss per ordinary share	$(0.00)

(1)	Excludes an aggregate of 1,312,500 shares held by the initial shareholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Note 8).

The accompanying notes are an integral part of these condensed financial statements.

Capitol Investment Corp. IV
Condensed Statement of Cash Flows

For the Period from May 1, 2017 (Inception) through June 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(5,050)
Net cash used in operating activities	(5,050)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to initial shareholders	25,000
Advances from officer	5,000
Proceeds from note payable to shareholder	250,000
Payment of offering costs	(40,000)
Net cash provided by financing activities	240,000

Net Change in Cash	234,950
Cash – Beginning	-
Cash – Ending	$234,950

Non-cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$37,985

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

Note 1 — Organization and Plan of Business Operations

Capitol Investment Corp. IV (the “Company”) was incorporated in the Cayman Islands on May 1, 2017 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

At June 30, 2017, the Company had not yet commenced any operations. All activity through June 30, 2017 related to the Company’s formation and the offering described below.

The registration statement for the Company’s initial public offering was declared effective on August 15, 2017. The Company consummated a public offering of 40,250,000 units on August 21, 2017 (the “Offering”), including 5,250,000 units subject to the underwriters’ over-allotment option, generating gross proceeds of $402,500,000 and net proceeds of $393,900,000 after deducting approximately $8,600,000 of transaction costs (not including up to an additional $14,087,500 of deferred underwriting commissions that may be paid to the underwriters in the Offering upon the completion of a Business Combination), which is discussed in Note 3. The units (“Units”) sold pursuant to the Offering were sold at an offering price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. In addition, the Company generated gross and net proceeds of $9,800,000 from a private placement (the “Private Placement”) of 6,533,333 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant to Capitol Acquisition Management IV LLC and Capitol Acquisition Founder IV LLC (collectively, the “Sponsors”), entities affiliated with the Company’s executive officers, and the Company’s directors, which is described in Note 4.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units are listed on the New York Stock Exchange (“NYSE”). Pursuant to the NYSE listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (defined below), net of amounts previously disbursed to management for working capital purposes and excluding the amount of deferred underwriting discounts held in the Trust Account (defined below), at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

Following the closing of the Offering and the Private Placement on August 21, 2017, an amount of $402,500,000 (or $10.00 per Class A ordinary share sold to the public in the Offering included in the Units (“Public Shares”)) from the sale of the Units and Private Placement Warrants is being held in a trust account (the “Trust Account”) and may be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended the (“Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s income tax obligations and for the Company’s working capital purposes, subject to an annual limit of $750,000. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

In connection with any proposed initial Business Combination, the Company will either (1) seek shareholder approval of such initial Business Combination at a meeting called for such purpose or (2) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote), in each case where shareholders may seek to convert their Public Shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. Notwithstanding the foregoing, if we seek shareholder approval of such initial Business Combination, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 20% or more of the public shares without the Company’s prior written consent. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5 million upon consummation of the Business Combination and a majority of the all outstanding shares of the Company voted are voted in favor of the Business Combination. In connection with any shareholder vote required to approve any Business Combination, the Sponsors and other initial shareholders of the Company (collectively, the “Initial Shareholders”) have agreed (i) to vote any of their respective shares in favor of the initial Business Combination and (ii) not to convert any of their respective ordinary shares (or sell such shares to the Company in any related tender offer).

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

Holders of warrants sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights with respect to their ordinary shares underlying such warrants.

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, if the Company is unable to complete its initial Business Combination by August 21, 2019, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, dissolve and liquidate. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company.

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for Class A ordinary shares will be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s shareholders. Therefore, the actual per-share redemption price may be less than $10.00.

The Company’s executive officers have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations should they arise.

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC and declared effective on August 15, 2017, as well as the Company’s Form 8-K, as filed with the SEC on August 25, 2017. The interim results for the period from May 1, 2017 (inception) through June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from the Company’s estimates.

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions. The Company did not have any cash equivalents as of June 30, 2017.

Deferred offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering. Offering costs amounting to $22,702,657 were charged to shareholder’s equity upon the completion of the Offering.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the balance sheet and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s balance sheet and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s balance sheet. Since the Company was incorporated on May 1, 2017, the evaluation was performed for the upcoming 2017 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from May 1, 2017 (inception) through June 30, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

Net loss per ordinary share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period, excluding ordinary shares subject to forfeiture by the Initial Shareholders. Weighted average shares were reduced for the effect of an aggregate of 1,312,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 8). At June 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying balance sheet.

Note 3 — Initial Public Offering

On August 21, 2017, the Company sold 40,250,000 Units at a price of $10.00 per Unit in the Offering. Each Unit consists of one Class A ordinary share and one third of one warrant (“Warrant”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Warrants are exercisable commencing on the later of 30 days after the Company’s completion of a Business Combination or August 21, 2018 and expiring five years from the completion of a Business Combination. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the Class A ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, it will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold in the Offering, the Company is only required to use its best efforts to file the registration statement covering the shares underlying the Warrants within 15 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement. If a registration statement is not effective within 60 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. If the Company is unable to consummate a Business Combination, the Company will redeem 100% of the Public Shares using the funds in the Trust Account as described in Note 1. In such event, the Warrants will be worthless.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

Note 4 — Private Placement Warrants

Simultaneously with the Offering, the Company’s Sponsors and directors purchased an aggregate of 6,533,333 Private Placement Warrants at $1.50 per warrant (for an aggregate purchase price of $9,800,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account.

The Private Placement Warrants are identical to the Warrants included in the Units sold in the Offering, except that the Private Placement Warrants: (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Warrants, including the ordinary shares issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the Company’s initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsors, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes its initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

Note 5 — Advances from Related Party

As of June 30, 2017, the Company’s Chief Executive Officer advanced an aggregate of $5,000 for costs related to the Offering. The advances are non-interest bearing, unsecured and due on demand.

Note 6 — Note Payable to Related Party

The Company issued a $250,000 principal amount unsecured promissory note to the Company’s Chief Executive Officer on June 1, 2017. The note was non-interest bearing and payable on the earlier to occur of (i) June 1, 2018, (ii) the consummation of the Offering or (iii) the date on which the Company determined not to proceed with the Offering. This loan was repaid upon the consummation of the Offering.

Note 7 — Commitments

The Company granted the underwriters a 45-day option to purchase up to 5,250,000 additional Units to cover over-allotments at the Offering price, less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option, and such purchase was completed concurrently with the completion of the Offering.

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Offering, or $8,050,000. In addition, the underwriters are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Offering, or $14,087,500. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

The Company presently occupies office space provided by two affiliates of the Company’s executive officers. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company commenced paying such affiliates an aggregate of up to $20,000 per month for such services on August 15, 2017.

The Initial Shareholders, the holders of the Private Placement Warrants (and underlying Class A ordinary shares) and the holders of any warrants (and underlying Class A ordinary shares) issued upon conversion of working capital loans made by the Company’s Sponsors, officers, directors or their affiliates, if any such loans are issued, are entitled to registration rights with respect to their securities pursuant to an agreement dated as of August 15, 2017. The holders of the majority of the securities are entitled to demand that the Company register these securities at any time commencing after expiration of the transfer restrictions. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

Note 8 — Shareholder Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2017, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 400,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, both with a par value of $0.0001 per share.

In connection with the organization of the Company on May 1, 2017, a total of 10,062,500 Class B ordinary shares were sold to the Sponsors at a price of approximately $0.0025 per share for an aggregate of $25,000, of which 1,312,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Company’s Initial Shareholders would own 20% of the issued and outstanding shares after the Offering.

On closing of the Offering, the holders of the Class B ordinary shares agreed not to transfer such shares until one year after the date of the consummation of an initial Business Combination or earlier if, subsequent to an initial Business Combination, (i) the last sales price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

As of June 30, 2017, there were no Class A ordinary shares and 10,062,500 Class B ordinary shares issued and outstanding. As a result of the underwriters’ election to fully exercise their over-allotment option to purchase 5,250,000 Units on August 21, 2017, 1,312,500 Class B ordinary shares are no longer subject to forfeiture.

Note 9 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Capitol Investment Corp. IV, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company formed in the Cayman Islands on May 1, 2017 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“business combination”).

We consummated our initial public offering (“Initial Public Offering”) on August 21, 2017. All activity through June 30, 2017 relates to our formation and the Initial Public Offering. Since August 21, 2017, we have been searching for a target business with which to complete an initial business combination.

Results of Operations

Our entire activity since May 1, 2017 (inception) up to June 30, 2017 was in preparation for our Initial Public Offering. Since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from May 1, 2017 (inception) through June 30, 2017, we had a net loss of $5,050 and incurred costs of $77,985 with regard to the Company’s Initial Public Offering which were classified as deferred offering costs on the Company’s condensed balance sheet as of June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $234,950. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the sponsors, and loans and advances from related parties.

Subsequent to the quarterly period covered by this Quarterly Report, on August 21, 2017, we consummated the Initial Public Offering of 40,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 5,250,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $402,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,533,333 Private Placement Warrants to our sponsors at a price of $1.50 per warrant, generating gross proceeds of $9,800,000.

Following the Initial Public Offering, a total of $402,500,000 was placed in the Trust Account and we had $1,052,665 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering, and available for working capital purposes. We incurred $22,702,657 in Initial Public Offering related costs, including $8,050,000 of underwriting fees, $14,087,500 of deferred underwriting fees and $565,157 of Initial Public Offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our income taxes, if any, and for our working capital needs, subject to an annual limit of $750,000. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsors, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsors, officers, directors or their respective affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay two affiliates of the Company’s executive officers a monthly fee of $20,000 for office space and office and secretarial support provided to the Company. We began incurring these fees on August 15, 2017 and will continue to incur these fees monthly until the earlier of the completion of a business combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from May 1, 2017 (inception) through June 30, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In May 2017, we issued to our sponsors an aggregate of 10,062,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.0025 per share. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). Our sponsors then transferred 50,000 founder shares to each of our independent directors in June 2017 and transferred an aggregate of 32,500 founder shares to certain other persons associated with them in August 2017, in each case at the same per-share purchase price paid by our sponsors.

On August 21, 2017, we consummated the Initial Public Offering of 40,250,000 units, including 5,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one Class A ordinary share and one third of one redeemable warrant (“Warrant”), each whole Warrant to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $402,500,000. Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 219146). The Securities and Exchange Commission declared the registration statement effective on August 15, 2017.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of 6,533,333 warrants (“Private Placement Warrants”) to our sponsors and directors at a price of $1.50 per Private Placement Warrant, generating total proceeds of $9,800,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Warrants included in the units sold in the Initial Public Offering except that the Private Placement Warrants are exercisable on a cashless basis and, if we call the Warrants for redemption, the Private Placement Warrants will not be redeemable by us so long as they are held by the initial purchasers or their permitted transferees. The purchasers of the Private Placement Warrants have agreed that the Private Placement Warrants will not be sold or transferred by them (except in limited situations) until 30 days after we have completed an initial business combination.

Of the gross proceeds received from the Initial Public Offering and private placement of Private Placement Warrants, $402,500,000 was placed in a Trust Account.

We incurred a total of $22,137,500 in underwriting discounts and commissions and $565,157 for other costs and expenses related to our formation and the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL INVESTMENT CORP. IV

Date: September 27, 2017	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)