Form 10-Q
period 2017-09-30
Capitol Investment Corp. IV
filed 2017-11-08
CIK 1709682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

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

As of November 7, 2017, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CAPITOL INVESTMENT CORP. IV

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Capitol Investment Corp. IV
Condensed Balance Sheet

September 30, 2017

(Unaudited)

ASSETS
Current Assets
Cash	$948,017
Prepaid expenses and other current assets	164,762
Total Current Assets	1,112,779

Cash held in Trust Account	402,500,000
Total Assets	$403,612,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$69,902
Advance from related party	5,100
Total Current Liabilities	75,002

Deferred underwriting fee	14,087,500
Total Liabilities	14,162,502

Commitments
Class A Ordinary Shares, subject to possible redemption, 38,445,027 shares at redemption value	384,450,270

Shareholders’ Equity
Preference Shares, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Class A Ordinary Shares, $0.0001 par value; 400,000,000 shares authorized; 1,804,973 shares issued and outstanding (excluding 38,445,027 shares subject to possible redemption)	180
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006
Additional paid-in capital	5,170,887
Accumulated deficit	(172,066)
Total Shareholders’ Equity	5,000,007
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$403,612,779

The accompanying notes are an integral part of these condensed financial statements.

Capitol Investment Corp. IV

Condensed Statement of Operations

(Unaudited)

	Three Months Ended September 30,	For the Period from May 1, 2017 (inception) through September 30,
	2017	2017

Operating and formation costs	$167,016	$172,066
Net loss	$(167,016)	$(172,066)

Weighted average shares outstanding, basic and diluted (1)	10,098,357	9,566,111

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)

(1)	Excludes an aggregate of up to 38,445,027 shares subject to redemption at September 30, 2017.

The accompanying notes are an integral part of these condensed financial statements.

Capitol Investment Corp. IV
Condensed Statement of Cash Flows

For the Period from May 1, 2017 (Inception) through September 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(172,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(164,762)
Accounts payable and accrued expenses	69,902
Net cash used in operating activities	(266,926)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to initial shareholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	394,450,000
Proceeds from sale of Private Placement Warrants	9,800,000
Advances from related party	5,100
Proceeds from note payable to shareholder	250,000
Repayment of note payable to shareholder	(250,000)
Payment of offering costs	(565,157)
Net cash provided by financing activities	403,714,943

Net Change in Cash and Cash Equivalents	948,017
Cash and Cash Equivalents – Beginning	—
Cash and Cash Equivalents – Ending	$948,017

Non-cash Investing and Financing Activities:
Deferred underwriting fee payable	$14,087,500
Initial classification of ordinary shares subject to redemption	$384,612,780
Change in value of ordinary shares subject to redemption	$(162,510)

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

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

At September 30, 2017, the Company had not yet commenced any operations. All activity through September 30, 2017 related to the Company’s formation and the offering described below.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units are listed on the New York Stock Exchange (“NYSE”). Pursuant to the NYSE listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (defined below), net of amounts previously released to the Company to pay its income tax obligations and for working capital purposes, subject to an annual limit of $750,000 and excluding the amount of deferred underwriting discounts held in the Trust Account, at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

Following the closing of the Offering and the Private Placement on August 21, 2017, an amount of $402,500,000 (or $10.00 per Class A ordinary share sold to the public in the Offering included in the Units (“Public Shares”)) from the sale of the Units and Private Placement Warrants is being held in a trust account (the “Trust Account”) and may be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s income tax obligations and for the Company’s working capital purposes, subject to an annual limit of $750,000. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

In connection with any proposed initial Business Combination, the Company will either (1) seek shareholder approval of such initial Business Combination at a meeting called for such purpose or (2) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote), in each case where shareholders may seek to convert their Public Shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. Notwithstanding the foregoing, if the Company seeks shareholder approval of such initial Business Combination, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 20% or more of the public shares without the Company’s prior written consent. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares of the Company voted are voted in favor of the Business Combination. In connection with any shareholder vote required to approve any Business Combination, the Sponsors and other initial shareholders of the Company (collectively, the “Initial Shareholders”) have agreed (i) to vote any of their respective shares in favor of the initial Business Combination and (ii) not to convert any of their respective ordinary shares (or sell such shares to the Company in any related tender offer).

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC and declared effective on August 15, 2017, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 25, 2017. The interim results for the period from May 1, 2017 (inception) through September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

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

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017.

Cash and marketable securities held in Trust Account

At September 30, 2017, the assets held in the Trust Account were held in cash.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s balance sheet and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s balance sheet. Since the Company was incorporated on May 1, 2017, the evaluation was performed for the upcoming 2017 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from May 1, 2017 (inception) through September 30, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

Net loss per ordinary share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase 19,950,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods.

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

Note 3 — Initial Public Offering

On August 21, 2017, the Company sold 40,250,000 Units at a price of $10.00 per Unit in the Offering. Each Unit consists of one Class A ordinary share and one third of one warrant (“Warrant”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Warrants are exercisable commencing on the later of 30 days after the Company’s completion of a Business Combination or August 21, 2018 and expire five years from the completion of a Business Combination. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the Class A ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, it will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold in the Offering, the Company is only required to use its best efforts to file the registration statement covering the shares underlying the Warrants within 15 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement. If a registration statement is not effective within 60 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. If the Company is unable to consummate a Business Combination, the Company will redeem 100% of the Public Shares using the funds in the Trust Account as described in Note 1. In such event, the Warrants will be worthless.

Note 4 — Private Placement Warrants

Simultaneously with the Offering, the Company’s Sponsors and directors purchased an aggregate of 6,533,333 Private Placement Warrants at $1.50 per warrant (for an aggregate purchase price of $9,800,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account.

The Private Placement Warrants are identical to the Warrants included in the Units sold in the Offering, except that the Private Placement Warrants (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Warrants, including the ordinary shares issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the Company’s initial Business Combination.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

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

Note 5 — Advances from Related Party

As of September 30, 2017, the Company’s Chief Executive Officer advanced an aggregate of $5,100 for costs related to the Offering. The advances are non-interest bearing, unsecured and due on demand.

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

Note 7 — Administrative Services Agreement

The Company presently occupies office space provided by two affiliates of the Company’s executive officers. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company commenced paying such affiliates an aggregate of up to $20,000 per month for such services on August 15, 2017. For the three months ended September 30, 2017 and for the period from May 1, 2017 (inception) through September 30, 2017, the Company incurred $30,000 in fees for these services, of which $30,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet at September 30, 2017.

Note 8 — Commitments

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

The Company entered into three consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining stockholder approval for a business combination. These agreements provide for an aggregate annual fee of $560,000 and success fee of $1,090,000 upon the consummation of a Business Combination.

Note 9 — Shareholder Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2017, there are no preference shares issued or outstanding.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

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

As of September 30, 2017, there were 1,804,973 Class A ordinary shares issued and outstanding (excluding 38,445,027 ordinary shares subject to possible redemption) and 10,062,500 Class B ordinary shares issued and outstanding.

Note 10 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Class A ordinary shares and warrants included in the Units began to separately trade commencing on October 6, 2017. The Class A ordinary shares and warrants are listed on the New York Stock Exchange under the symbols CIC and CIC WS, respectively. Units not separated continue to be listed on the New York Stock Exchange under the symbol CIC.U.

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

We consummated our initial public offering (“Initial Public Offering”) on August 21, 2017. All activity through September 30, 2017 relates to our formation and the Initial Public Offering. Since August 21, 2017, we have been searching for a target business with which to complete an initial business combination.

Results of Operations

Our entire activity since May 1, 2017 (inception) up to August 21, 2017 was in preparation for our Initial Public Offering. Since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2017 and for the period from May 1, 2017 (inception) through September 30, 2017, we had net loss of $167,016 and $172,066, respectively, which consists of operating and formation costs.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $948,017 held outside the Trust Account. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the sponsors, and loans and advances from related parties.

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

For the period May 1, 2017 (inception) through September 30, 2017, cash used in operating activities was $266,926, consisting of a net loss of $172,066 and changes in operating assets and liabilities of $94,860.

As of September 30, 2017, we had cash held in the Trust Account of $402,500,000. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our income taxes, if any, and for our working capital needs, subject to an annual limit of $750,000. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CAPITOL INVESTMENT CORP. IV

Date: November 8, 2017	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)

