Form 10-K
period 2017-12-31
Capitol Investment Corp. IV
filed 2018-03-27
CIK 1709682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-38186

CAPITOL INVESTMENT CORP. IV

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

509 7th Street, N.W. Washington, D.C.	20004
(Address of Principal Executive Offices)	(Zip Code)

202-654-7060

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	New York Stock Exchange

Class A ordinary shares, par value $0.0001 per share	New York Stock Exchange

Redeemable warrants, exercisable for Class A ordinary shares at an exercise price of $11.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s Class A ordinary shares on such date.

As of March 26, 2018, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference: None.

CAPITOL INVESTMENT CORP. IV

FORM 10-K

i

PART I

Item 1.	Business.

In this Annual Report on Form 10-K (the “Form 10-K”), references to “Capitol” or the “Company” and to “we,” “us” and “our” refer to Capitol Investment Corp. IV.

Introduction

We are a Cayman Islands exempted company incorporated on May 1, 2017 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

We maintain a website located at http://www.capinvestment.com. Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended, and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. We do not intend for information contained in our website to be a part of this Annual Report on Form 10-K.

In addition, you can read our SEC filings, including the registration statement, over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facility at 100 F Street, N.E., Washington, D.C. 20549.

You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

Company History

In May 2017, we issued an aggregate of 10,062,500 Class B ordinary shares (“founders’ shares”) to Capitol Acquisition Management IV LLC and Capitol Acquisition Founder IV LLC (collectively, the “Sponsors”) for $25,000 in cash, at a purchase price of approximately $0.0025 share, in connection with our organization. Our Sponsors subsequently transferred a portion of these founders’ shares to certain individuals, including our independent directors, for the same purchase price originally paid for such shares. The founders’ shares included an aggregate of 1,312,500 shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full in our initial public offering (“Offering”).

On August 21, 2017, we consummated the Offering of 40,250,000 units, including 5,250,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant, each whole warrant to purchase one Class A ordinary share. The Class A ordinary shares and the warrants included in the units traded as a unit until October 6, 2017 when separate trading of Class A ordinary shares and warrants began. No fractional warrants were or will be issued and only whole warrants trade. Holders now have the option to continue to hold units or separate their units into the component pieces. Each whole warrant entitles its holder, upon exercise, to purchase one Class A ordinary share for $11.50 subject to certain adjustments, during the period commencing 30 days after we complete an initial business combination and terminating on the five-year anniversary of the completion of our initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $402,500,000.

Simultaneously with the consummation of the Offering, we consummated the private placement (“Private Placement”) of 6,533,333 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant, generating total proceeds of $9,800,000. The Private Placement Warrants were purchased by our Sponsors and our directors. The Private Placement Warrants are identical to the warrants included in the units sold in the Offering except that the Private Placement Warrants: (i) are not redeemable by us and (ii) are exercisable for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. The purchasers of the Private Placement Warrants have also agreed not to transfer, assign or sell any of the Private Placement Warrants, including the ordinary shares issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of an initial business combination.

We paid a total of $8,050,000 in underwriting discounts and commissions at the closing of the Offering (up to an additional $14,087,500 of deferred underwriting expenses may be paid upon the completion of a business combination) and $565,157 for other costs and expenses related to our formation and the Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the Offering were approximately $393,900,000 and net proceeds from the Private Placement were $9,800,000. Of these amounts, $402,500,000 was deposited into a trust account established in connection with the Offering. We may withdraw from the trust account interest earned on the funds held therein necessary to pay our income taxes, if any, and for our working capital purposes, subject to an annual limit of $750,000. Except as described above, these funds will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period (which may not occur until August 21, 2019).

BUSINESS

Introduction

We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We are not limited to any particular industry or geographic location in selecting a target business with which to engage in a business combination.

We are seeking to capitalize on the extensive experience and significant contacts of our executive officers in consummating an initial business combination. Mark D. Ein, our Chief Executive Officer and the chairman of our board of directors, has over 25 years of private equity, venture capital, and public acquisition company investing experience, and L. Dyson Dryden, our President and Chief Financial Officer and a member of our board of directors, has approximately 20 years of investment banking and investing experience. Mr. Ein and Mr. Dryden are sometimes referred to herein collectively as our “founders.”

Mr. Ein is the founder and Chief Executive Officer of Venturehouse Group, LLC, a holding company that creates, invests in, grows and builds technology, communications and related business services companies. Venturehouse was founded in 1999 to work closely with a small number of portfolio companies at any one time and to provide operational, strategic, and financing support throughout their lifecycle. Since January 2007, Mr. Ein has been the Co-Chairman and majority owner of Kastle Systems, a firm specializing in building and office security systems, which he acquired through his personal investment holding company, Leland Investments Inc. Prior to forming Venturehouse, from 1992 to 1999, Mr. Ein was a Principal with The Carlyle Group, a leading global private equity firm. Mr. Ein led many of Carlyle’s technology and telecommunications private equity investment activities. Earlier in his career, from 1989 to 1990, Mr. Ein worked for Brentwood Associates, a leading West Coast growth-focused private equity firm, and from 1986 to 1989 for Goldman, Sachs & Co.

Track Record with Similarly Structured Acquisition Vehicles

Mr. Ein and Mr. Dryden have a ten-year track record of successful execution with the following similarly structured public acquisition vehicles, the only ones our management have sponsored.

Capitol I/Two Harbors

Capitol Acquisition Corp., or Capitol I, was a special purpose acquisition company that completed its initial public offering in June 2007. Mr. Ein was the founder, Chairman and Chief Executive Officer of Capitol I. Capitol I completed its business combination with Two Harbors Investment Corp., or Two Harbors, in October 2009. Two Harbors was a newly formed Maryland real estate investment trust, or REIT, established to focus on residential mortgage backed securities in partnership with Pine River Capital Management L.P. Two Harbors’ common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “TWO”. Mr. Ein served as Vice-Chairman of the board of directors of Two Harbors from October 2009 to May 2015. During Mr. Ein’s tenure as Vice-Chairman, Two Harbors completed the spin-off of Silver Bay Realty Trust, which was the first ever publicly traded single family housing REIT. Mr. Dryden served as Capitol I’s investment banker throughout the search process and assisted with the execution of the Two Harbors transaction.

Capitol II/Lindblad Expeditions

Capitol Acquisition Corp. II, or Capitol II, was a special purpose acquisition company that completed its initial public offering in May 2013. Mr. Ein was the Chairman of the Board and Chief Executive Officer and Mr. Dryden was Chief Financial Officer and Director of Capitol II. Capitol II completed its business combination with Lindblad Expeditions, Inc., or Lindblad, in July 2015. Lindblad is a global leader in expedition cruising and extraordinary travel experiences offering captivating trips featuring highly curated content to 40+ remarkable destinations on all seven continents in partnership with National Geographic. Lindblad’s merger with Capitol II enabled it to pursue attractive growth opportunities including new ship builds, expanded charters and acquisitions. Lindblad’s common stock is traded on the NASDAQ under the symbol “LIND” and its public warrants are traded on the NASDAQ under the symbol “LINDW”. Since the closing of the business combination, Mr. Ein has continued to serve as the Chairman of the Board and Mr. Dryden has continued to serve as a Director of Lindblad.

Capitol III/Cision

Capitol Acquisition Corp. III, or Capitol III, was a special purpose acquisition company that completed its initial public offering in October 2015. Mr. Ein was the Chairman of the Board and Chief Executive Officer and Mr. Dryden was President, Chief Financial Officer and Director of Capitol III. Capitol III completed its business combination with Canyon Holdings S.a r.l., or Cision, in June 2017. Cision is a leading media communication technology and analytics company that enables marketers and communicators to effectively manage their earned media programs in coordination with paid and owned channels to drive business impact. As the creator of the Cision Communications Cloud™, the first-of-its-kind earned media cloud-based platform, Cision has combined cutting-edge data, analytics, technology and services into a unified communication ecosystem that brands can use to build consistent, meaningful and enduring relationships with influencers and buyers in order to amplify their marketplace influence. Cision solutions also include market-leading media technologies such as PR Newswire, Gorkana, PRWeb, Help a Reporter Out (HARO) and iContact. Cision serves over 75,000 customers in 170 countries and 40 languages worldwide, and maintains offices in North America, Europe, the Middle East, Asia, and Latin America. Cision’s ordinary shares are traded on the NYSE under the symbol “CISN” and its public warrants are traded on the NYSE under the symbol “CISN WS”. Since the closing of the business combination, Messrs. Ein and Dryden have continued to serve as directors of Cision.

Additionally, two of our three independent directors were directors of Capitol I, Capitol II and Capitol III and the third was a Special Advisor for Capitol I. Our executive vice president of corporate development was a member of the Capitol II and Capitol III teams, as well as an investment banker to Capitol I. The past performance of our founders and other members of our management team is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of our management’s performance as indicative of our future performance.

Acquisition Strategy

We employ a pro-active acquisition strategy focused on companies that have demonstrated a potential for future growth or companies for which we believe we can be the catalyst to accelerating growth. Our acquisition selection process will leverage our team’s extensive network of industry, private equity and venture capital sponsor relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants who we believe should provide us with significant business combination opportunities.

We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses. We seek to acquire companies that we believe:

●	will experience substantial growth post-acquisition. We believe that we are well-positioned to evaluate a company’s current growth prospects and opportunities to enhance growth post-acquisition.

●	have developed leading positions within industries that exhibit strong fundamentals. We intend to evaluate each industry and the target businesses within those industries based on several factors, including growth characteristics, competitive positioning, profitability margins and sustainability.

●	exhibit unseen value or other characteristics that have been disregarded by the marketplace. We intend to leverage the operational experience and financial acumen of our team to focus on unlocking value others may have overlooked.

●	will offer an attractive risk-adjusted return on investment for our shareholders. We will seek to acquire the target on attractive terms. Financial returns will be evaluated based on both organic cash flow, growth potential and an ability to create value through new initiatives. Potential upside from growth in the business will be weighed against any downside risks.

While these criteria will be used in evaluating business combination opportunities, we may decide to enter into a business combination with a target business or businesses that do not meet these proposed criteria and guidelines.

Initial Business Combination

NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (net of amounts previously disbursed to management for working capital purposes and excluding the amount of deferred underwriting discounts held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new ordinary or preference shares in exchange for all of the outstanding capital stock of a target in order to consummate such transaction. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds and experience will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

Financial Position

With the funds available in our trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting a Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of the Offering and the private placement of the Private Placement Warrants, the proceeds of the private sale of our shares at the time of our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Our Sponsors, officers and directors may participate in the formation of, or become an officer or director of, another blank check company prior to completion of our initial business combination. Our Sponsors, officers and directors have agreed that if they do, they will present to us, prior to presenting to such other blank check company, all suitable business combination opportunities. Accordingly, we do not believe that the involvement in any future blank check company will affect our ability to complete an initial business combination or present a conflict of interest in determining which entity to present suitable business combination opportunities to.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings.

These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsors or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee for introducing a target business to us.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsors, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our Sponsors, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsors, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the existing management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, Sponsors, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If our initial shareholders, Sponsors, directors, executive officers, advisors or their affiliates engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the trust account not previously released to us to pay income taxes and for working capital (subject to an annual limit of $750,000), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our initial shareholders, which include our independent directors, have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association, conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules. In such case, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of our initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares voted are voted in favor of the business combination. Our initial shareholders have agreed to vote their founder shares and any public shares purchased by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 15,093,751, or 37.5%, of the 40,250,000 public shares sold in the Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Each public shareholder may elect to redeem their public shares irrespective of whether they vote, or how they vote on, the proposed transaction.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association, conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers and file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete our initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Offering (“Excess Shares”) without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in the Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering share Certificates in Connection with Exercising Redemption Rights

In connection with any vote held to approve a proposed business combination, public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have up to two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, the need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. Accordingly, the fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares in advance of the meeting.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the vote on the proposal to approve the business combination, unless otherwise agreed to by us. If a holder of public shares delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may request that the transfer agent return the certificate (physically or electronically).

It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination. If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provided that we will have until August 21, 2019 to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us to pay income taxes and for working capital (subject to an annual limit of $750,000) and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors in all cases subject to and the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our initial shareholders, which include our independent directors, have entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination prior to August 21, 2019. However, if our initial shareholders or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination prior to August 21, 2019.

Our Sponsors, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination prior to August 21, 2019, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsors, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account plus the interest earned on the funds in the trust account available to us, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00.

We will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders. However, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In order to protect the amounts held in the trust account, our founders have agreed that they will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable); nor will it apply to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our founders to reserve for such indemnification obligations, nor have we independently verified whether our founders have sufficient funds to satisfy their indemnity obligations. Therefore, we cannot assure you that our founders would be able to satisfy those obligations. None of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our founders assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our founders to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our founders to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination prior to August 21, 2019, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination prior to August 21, 2019 or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete. Please see the section entitled “Proposed Business — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders beneficially own 20% of our outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote. As a result, in addition to our initial shareholders’ founder shares, we would need 15,093,751, or 37.5%, of the 40,250,000 public shares sold in the Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target business that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination prior to August 21, 2019 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination prior to August 21, 2019. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination prior to August 21, 2019, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination prior to August 21, 2019. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us (to pay income taxes and for working capital (subject to an annual limit of $750,000) and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we seek shareholder approval of our initial business combination, our initial shareholders, Sponsors, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, Sponsors, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our initial shareholders, Sponsors, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Proposed Business — Business Strategy — Tendering share Certificates in Connection with Exercising Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination prior to August 21, 2019 and (iii) the redemption of our public shares if we are unable to complete an initial business combination prior to August 21, 2019, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

The Class A ordinary shares and warrants included in the units began to separately trade commencing on October 6, 2017. The Class A ordinary shares and warrants are listed on the New York Stock Exchange under the symbols CIC and CIC WS, respectively. Units not separated continue to be listed on the New York Stock Exchange under the symbol CIC.U. However, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders).

Additionally, in connection with our initial business combination, we will likely be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets of at least $5,000,001 upon the completion of the Offering and the sale of the Private Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of the Offering not being held in the trust account, together with the interest that may be released to us for our working capital needs, are insufficient to allow us to operate until at least August 21, 2019, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsors or management team to fund our search and to complete our initial business combination.

We believe that the funds available to us outside of the trust account, together with the interest that may be released to us for our working capital needs, will be sufficient to allow us to operate at least until August 21, 2019, which is the date by which we have to complete a business combination, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. If we are required to seek additional capital, we would need to borrow funds from our Sponsors, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsors, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsors, members of our management team or an affiliate of our Sponsors or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Our founders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable); nor will it apply to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our founders to reserve for such indemnification obligations, nor have we independently verified whether our founders have sufficient funds to satisfy their indemnity obligations. Therefore, we cannot assure you that our founders would be able to satisfy those obligations. None of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our founders, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our founders assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our founders to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our founders to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investment in our shares is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination prior to August 21, 2019; or (iii) absent an initial business combination prior to August 21, 2019, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we are unable to consummate our initial business combination prior to August 21, 2019, our public shareholders may be forced to wait beyond August 21, 2019 before redemption from our trust account.

If we are unable to consummate our initial business combination prior to August 21, 2019, the proceeds then on deposit in the trust account, including interest earned on the trust account not previously released to us to pay income taxes and for working capital (subject to an annual limit of $750,000) and less up to $100,000 of interest to pay dissolution expenses, will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond August 21, 2019 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to liquidate, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to pay a fine of approximately $18,300 and to imprisonment for five years in the Cayman Islands.

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders and holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with our initial public offering, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders, holders of our Private Placement Warrants or their respective permitted transferees are registered.

We may seek acquisition opportunities in any industry our management chooses (which industries may or may not be outside of our management’s areas of expertise).

We may consider a business combination with a target business operating in any industry our management chooses. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, $0.0001 per share. There are currently 359,750,000 and 39,937,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike most other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted so that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate 20% of the sum of our ordinary shares outstanding upon completion of the Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any Private Placement Warrants issued to our Sponsors and independent directors. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Prior to the completion of an initial business combination, our operations will be dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

The role of our key personnel in the target business cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsors and officers and directors may in the future become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law.

In addition to the foregoing, Leland Investments, through its personnel including Mr. Ein, provides management services to Kastle Acquisition LLC and its subsidiaries, which provides building security products and services. These services include strategic, marketing and financial advisory, consulting and other oversight services in relation to Kastle Acquisition’s operations. The agreement with Kastle Acquisition contains a non-competition clause that generally provides that neither Leland Investments, Mr. Ein nor any entity that he controls shall directly and materially compete with the business of Kastle Acquisition and its subsidiaries. Accordingly, we generally will not be able to acquire a target business that is in the same line of business that Kastle Acquisition and its subsidiaries are in.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsors, our directors or executive officers, although we do not currently intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsors, executive officers, directors or existing holders which may raise potential conflicts of interest.

We may decide to acquire one or more businesses affiliated with our Sponsors, executive officers, directors or existing holders. Our Sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our Sponsors, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsors, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In May 2017, we issued to our Sponsors an aggregate of 10,062,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.0025 per share. Our Sponsors transferred 50,000 founder shares to each of our independent directors in June 2017 and transferred an aggregate of 32,500 founder shares to certain other persons associated with them in August 2017, in each case at the same per-share purchase price paid by our Sponsors. In addition, our Sponsors and independent directors purchased an aggregate of 6,533,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant (approximately $9,800,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Offering. If we do not complete our initial business combination prior to August 21, 2019, the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as August 21, 2019 nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination.

The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. This may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsors, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company. Amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination prior to August 21, 2019. To the extent any of such amendments would be deemed to fundamentally change the nature of any of our securities, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsors, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination prior to August 21, 2019, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us to pay income taxes and for working capital (subject to an annual limit of $750,000), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsors, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders beneficially own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the market or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsors and independent directors or their permitted transferees.

Our outstanding warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 13,416,667 Class A ordinary shares as part of the units sold in our initial public offering and the Private Placement Warrants to purchase 6,533,333 Class A ordinary shares. In addition, if our Sponsors make any working capital loans, it may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Recently enacted tax reform legislation in the U.S. could adversely affect our business and financial condition following a business combination.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks, a one-time taxation of off shore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of orphan drugs). The overall impact of the Tax Act is uncertain, and it could make completing a business combination with us less appealing than with companies in other countries. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and what effect any legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought by organizations such as the World Trade Organization. The impact of the Tax Act on holders of our ordinary shares is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our securities.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our principal executive offices at 509 7th Street, N.W., Washington, DC 20004 and have an office in Maryland provided by our Sponsors. The cost for our use of these space is included in the $20,000 per-month aggregate fee Venturehouse Group, LLC and Dryden Capital Management, LLC charge us for office space and administrative services pursuant to a letter agreement between us and such entities. We believe, based on rents and fees for similar services in the D.C. metropolitan area, that the fee charged by Venturehouse Group, LLC and Dryden Capital Management, LLC to us is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are traded on the New York Stock Exchange under the symbols CIC.U, CIC and CIC WS, respectively. The following table sets forth the high and low sales prices for our units, Class A ordinary shares and warrants for the periods indicated since our units commenced public trading on August 16, 2017, and since our Class A ordinary shares and warrants commenced separate trading on October 6, 2017.

	Class A ordinary shares		Warrants		Units
Period	High	Low	High	Low	High	Low
2018:
First Quarter*	$9.75	$9.66	$1.15	$1.00	$10.12	$9.98

2017:
Fourth Quarter**	$10.10	$9.60	$1.37	$1.05	$10.27	$10.00

Third Quarter***	$-	$-	$-	$-	$10.15	$10.02

* Through March 16, 2018.

** Trading commenced October 6, 2017 for our Class A ordinary shares and warrants.

*** Trading commenced August 16, 2017 for our units.

Holders

As of March 16, 2018, there was one holder of record of our units, one holder of record of our Class A ordinary shares, seven holders of record of our Class B ordinary shares and six holders of record of our warrants. Management believes we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds

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

On August 21, 2017, we consummated the Offering of 40,250,000 units, including 5,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one Class A ordinary share and one-third of one redeemable Warrant, each whole Warrant to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $402,500,000. Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 219146). The Securities and Exchange Commission declared the registration statement effective on August 15, 2017.

Simultaneous with the consummation of the Offering, we consummated the private placement of 6,533,333 Private Placement Warrants to our Sponsors and directors at a price of $1.50 per Private Placement Warrant, generating total proceeds of $9,800,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants included in the units sold in the Offering except that the Private Placement Warrants are exercisable on a cashless basis and, if we call the Warrants for redemption, the Private Placement Warrants will not be redeemable by us so long as they are held by the initial purchasers or their permitted transferees. The purchasers of the Private Placement Warrants have agreed that the Private Placement Warrants will not be sold or transferred by them (except in limited situations) until 30 days after we have completed an initial business combination.

Of the gross proceeds received from the Offering and private placement of Private Placement Warrants, $402,500,000 was placed in a trust account.

We incurred a total of $8,050,000 in underwriting discounts and commissions at the closing of the Offering (up to an additional $14,087,500 of deferred underwriting expenses may be paid upon the completion of a business combination) and $565,157 for other costs and expenses related to our formation and the Initial Public Offering.

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

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2017.

Item 6.	Selected Financial Data.

The following table summarizes the relevant data for our business as of December 31, 2017 and should be read with our financial statements, which are included in this 10-K:

Income Statement Data:
Loss from operations	$(777,471)
Net Loss	(777,471)

Cash Flow Data:
Net cash used in operating activities	$(707,918)
Net cash used in investing activities	(402,500,000)
Net cash provided by financing activities	403,709,843

Balance Sheet Data:
Cash and cash equivalents	$501,925
Cash and cash equivalents held in Trust Account	402,500,000
Total assets	403,108,840
Total Liabilities	14,263,968
Ordinary shares subject to possible redemption	383,844,870
Total shareholders' equity	5,000,002

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. References to “we”, “us”, “our” or the “Company” are to Capitol Investment Corp. IV, except where the context requires otherwise. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company formed in the Cayman Islands on May 1, 2017 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

We consummated the Offering on August 21, 2017. All activity through August 21, 2017 relates to our formation and the Offering. Since August 21, 2017, we have been searching for a target business with which to complete an initial business combination.

Results of Operations

Our entire activity since May 1, 2017 (inception) up to August 21, 2017 was in preparation for the Offering. Since the Offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from May 1, 2017 (inception) through December 31, 2017, we had net loss of $777,471, which consists of operating and formation costs.

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $501,925 held outside the trust account. Until the consummation of the Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsors, and loans and advances from related parties.

On August 21, 2017, we consummated the Offering of 40,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 5,250,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $402,500,000. Simultaneously with the closing of the Offering, we consummated the sale of 6,533,333 Private Placement Warrants to our Sponsors at a price of $1.50 per warrant, generating gross proceeds of $9,800,000.

Following the Offering, a total of $402,500,000 was placed in the trust account and we had $1,052,665 of cash held outside of the trust account, after payment of all costs related to the Offering, and available for working capital purposes. We incurred $8,050,000 of underwriting fees at the closing of the Offering (up to an additional $14,087,500 of deferred underwriting fees may be paid upon closing of a business combination) and $565,157 of Offering costs.

 For the period May 1, 2017 (inception) through December 31, 2017, cash used in operating activities was $707,918, consisting of a net loss of $777,471 and changes in operating assets and liabilities of $69,553.

As of December 31, 2017, we had cash held in the trust account of $402,500,000. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our income taxes, if any, and for our working capital needs, subject to an annual limit of $750,000. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business for the next twelve months. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsors, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsors, officers, directors or their respective affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay two affiliates of our executive officers an aggregate monthly fee of $20,000 for office space and office and secretarial support provided to the Company. We began incurring these fees on August 15, 2017 and will continue to incur these fees monthly until the earlier of the completion of a business combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, the ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been held as cash and may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

For the quarter ended December 31, 2017 covered by this Annual Report on Form 10-K, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark D. Ein	53	Chairman and Chief Executive Officer
L. Dyson Dryden	42	President, Chief Financial Officer and Director
Alfheidur H. Saemundsson	38	Executive Vice President of Corporate Development and Secretary
Lawrence Calcano	54	Director
Brooke B. Coburn	47	Director
Richard C. Donaldson	58	Director

Mark D. Ein. Mr. Ein has served as our Chairman, Chief Executive Officer and Director since our inception. Mr. Ein is an investor, entrepreneur and philanthropist, who has created, acquired, invested in and built a series of growth companies across a diverse set of industries over the course of his 25-year career. From July 2015 until June 2017, Mr. Ein was the Chairman of the Board, Chief Executive Officer and a Director of Cision, formerly known as Capitol III, a blank check company formed for substantially similar purposes as our company. Capitol III completed its business combination with Cision Ltd. in June 2017. Since the closing of the business combination, Mr. Ein has continued to serve as a director of Capitol III (now known as Cision Ltd.) as its Vice Chairman. From August 2010 to July 2015, Mr. Ein was the Chairman of the Board, Chief Executive Officer, Treasurer and Secretary of Capitol II, a blank check company formed for substantially similar purposes as our company. Capitol II completed its business combination with Lindblad Expeditions, Inc. in July 2015. Since the closing of the business combination, Mr. Ein has continued to serve as the Chairman of the Board of Capitol II (and now post-merger Lindblad Expeditions Holdings, Inc.). From June 2007 to October 2009, Mr. Ein was the Chief Executive Officer and Director of Capitol I, a blank check company formed for substantially similar purposes as our company. Capitol I completed its business combination with Two Harbors Investment Corp., a Maryland real estate investment trust, in October 2009. From October 2009 to May 2015, Mr. Ein served as the Non-Executive Vice Chairman of Two Harbor’s board of directors. Mr. Ein is the Founder of Venturehouse Group, LLC, a holding company that creates, invests in and builds companies, and has served as its Chairman and Chief Executive Officer since 1999. Venturehouse’s portfolio includes or has included the seed investment in Matrics Technologies in August 2000 (sold to Symbol Technologies in September 2004), the lead investment in the buyout of Cibernet Corporation from the CTIA in March 2003 (sold to MACH S.à.r.l. in April 2007), the acquisition of Visual Systems Group, Inc. (“VSGi”) from Net2000 Communications, and an early investment in XM Satellite Radio. He has also been the President of Leland Investments Inc., a private investment firm, since 2005. Mr. Ein is Co-Chairman and majority owner of Kastle Systems, a provider of building and office security systems that was acquired in January 2007 and is the Chairman of the Board of VSGi, a provider of videoconferencing services. In 2008, Mr. Ein founded and is the owner of the Washington Kastles, the World Team Tennis franchise in Washington, D.C., that has won the league championship six times in its nine years in the league. In March 2017, Mr. Ein led the acquisition of World TeamTennis LLC, the professional team tennis league of which the Washington Kastles are a franchisee, from Billie Jean King and is now its Chairman. Previously in his career, Mr. Ein worked for The Carlyle Group, Brentwood Associates, and Goldman, Sachs & Co. Mr. Ein is also the Chairman of the Board of the District of Columbia Public Education Fund and Vice President of the United States Tennis Association and a member of the boards of The District of Columbia College Access Program (DC-CAP) and the International Tennis Hall of Fame. He was appointed by Mayor Vincent Gray to be a member of the D.C. Tax Revision Commission and also serves on the Executive Committee of the Federal City Council. Mr. Ein received a B.S. in Economics with a concentration in Finance from the University of Pennsylvania’s Wharton School of Finance and an M.B.A. from the Harvard Business School.

We believe Mr. Ein is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience with prior blank check companies, such as Capitol I, Capitol II and Capitol III.

L. Dyson Dryden. Mr. Dryden has served as our President, Chief Financial Officer and a member of the Board of Directors since our inception. From July 2015 until it completed its business combination in June 2017, Mr. Dryden was the President, Chief Financial Officer, Treasurer, Secretary and a Director of Capitol III. Since the closing of the business combination, Mr. Dryden has continued to serve as a director of Cision Ltd. From March 2013 to July 2015, Mr. Dryden served as the Chief Financial Officer and a Director of Capitol II. Mr. Dryden has continued to serve as a director of Lindblad Expeditions since the closing of its business combination. Mr. Dryden is also the founder of Dryden Capital Management, LLC, a private investment firm that invests in and builds private companies, and has served as its President since March 2013. Mr. Dryden has also been Vice Chairman of CDS Logistics Management, Inc., one of the largest providers of home improvement product delivery services in the United States, since 2009. From August 2005 to February 2013, Mr. Dryden worked in Citigroup’s Investment Banking division in New York, most recently as a Managing Director where he led the coverage effort for a number of the firm’s Global Technology, Media and Telecommunications clients. From 2000 to 2005, Mr. Dryden held the titles of Associate and Vice President at Jefferies & Company, a middle market investment banking firm. From 1998 to 2000, Mr. Dryden worked in the investment banking group at BB&T Corporation. Mr. Dryden holds a B.S. in Business Administration with a dual concentration in finance and management from the University of Richmond.

We believe Mr. Dryden is well-qualified to serve as a member of the board due to his corporate finance and public company experience, as well as his experience with prior blank check companies, such as Capitol I, Capitol II and Capitol III.

Alfheidur H. Saemundsson has served as our executive vice president of corporate development and secretary since July 2017. From October 2015 to June 2017, Ms. Saemundsson served as vice president of Capitol III. From May 2013 to July 2015, Ms. Saemundsson served as a consultant to Capitol II and has continued to serve as a consultant to Lindblad Expeditions since the closing of its business combination with Capitol II. From November 2011 to May 2013, Ms. Saemundsson was a vice president with Quadrangle Group LLC, a private investment firm focused on the communications, media and information sectors. Prior to joining Quadrangle, Ms. Saemundsson held the role of Vice President in Citigroup’s investment banking division in New York where she covered the media and telecom sectors. Previously, Ms. Saemundsson was an Analyst with British Sky Broadcasting in London. Ms. Saemundsson also previously served on the Board of Directors of NTELOS Holdings Corp. Ms. Saemundsson received a Bachelor of Arts degree from Yale University and an M.B.A. from the Yale School of Management where she was a Silver Scholar. Ms. Saemundsson is a CFA charterholder.

Lawrence Calcano has served as a member of our Board of Directors since June 2017. Mr. Calcano is the Chief Executive Officer of iCapital Network, which he joined in January 2014. Prior to iCapital Network, Mr. Calcano co-founded i1 Biometrics, a privately held information and technology company developing protection and performance products for the sports and military markets, in June 2012 and served as the company’s Chief Executive Officer from June 2012 to September 2013. From January 2010 to June 2012, Mr. Calcano served as Chairman and Chief Executive Officer of Bite Tech, Inc., a maker of protective and performance oriented oral devices for the athletic marketplace. From September 2007 until its merger with Two Harbors in October 2009, Mr. Calcano served as a member of the Board of Directors of Capitol I. From March 2013 until its merger with Lindblad Expeditions, Mr. Calcano also served as a member of the Board of Directors of Capitol II. From September 2015 until its merger with Cision in June 2017, Mr. Calcano also served as a member of the Board of Directors of Capitol III. From 1990 to June 2006, Mr. Calcano was affiliated with Goldman, Sachs & Co., most recently serving as the co-head of the Global Technology Banking Group of the Investment Banking Division, prior to which he headed the firm’s east coast technology group and was the co-Chief Operating Officer of the High Technology Department. From 1985 to 1988, Mr. Calcano was an analyst at Morgan Stanley. Mr. Calcano was named to the Forbes Midas List of the most influential people in venture capital in 2001 (the inaugural year), 2002, 2004, 2005 and 2006. Mr. Calcano received a B.A. from Holy Cross College, and attended the Amos Tuck School of Business at Dartmouth from 1988 to 1990, and graduated as a Tuck Scholar.

We believe Mr. Calcano is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience with Capitol I, Capitol II and Capitol III.

Brooke B. Coburn has served as a member of our Board of Directors since June 2017. Mr. Coburn joined The Carlyle Group in 1996 and is currently a Managing Director, Chief Operating Officer of Carlyle’s Energy and Natural Resources Platform and Co-Head of Carlyle Growth Partners and Carlyle Equity Opportunity Fund, the US Middle Market Buyout and Growth Capital activities of The Carlyle Group. He is a founding member of Carlyle’s US Middle Market and Growth practice. Mr. Coburn serves on the investment committees of Carlyle’s three global Middle Market and Growth Capital investment funds, as well as the firm’s four global Energy & Natural Resource funds. From June 2007 until its merger with Two Harbors in October 2009, Mr. Coburn served as a Special Advisor to Capitol I. Since he joined Carlyle in 1996, Mr. Coburn has led or co-led more than 25 Carlyle investments across a broad range of sectors including cybersecurity, communications, energy and natural resources, media, software and technology-enabled services. Investments include Apollo Global (acquired by Apollo Group), Bredbandsbolaget (acquired by Telenor), Catapult Learning, Coalfire Systems, Command Information (acquired by Salient Federal), Core Location (acquired by El Paso Global Networks), ECI Software, Gemcom Software (acquired by Dassault Systemes), Genesis Cable (acquired by Benchmark Communications), Matrics Technologies (acquired by Symbol Technologies), Neptune Communications (acquired by Global Crossing), NetMotion Wireless, NorthPoint Communications (IPO), Pacific Telecom Cable (acquired by management), Prime Communications (acquired by Comcast), PrimeSport, Sonitrol Holding Corp. (acquired by Stanley Works), WCI Cable (acquired by Alaska Communications), Wall Street English (acquired by Pearson plc), Wall Street Institute (acquired by Pearson plc) and Worldstrides (acquired by Metalmark and management). Prior to joining Carlyle, Mr. Coburn was with Salomon Brothers, Inc. where he focused on M&A and capital raising assignments in the Media & Communications Group. Mr. Coburn is on the Board of Directors at ECi Software Solutions, PrimeSport, Coalfire and Catapult Learning. Mr. Coburn received his B.A. from Princeton University with honors. Mr. Coburn serves on the boards of several non-profit organizations, including the Washington National Cathedral, where he also serves as Chairman of the Investment Committee.

We believe Mr. Coburn is well-qualified to serve as a member of the board due to his investment experience, corporate finance experience, and experience with Capitol I.

Richard C. Donaldson has served as a member of our Board of Directors since June 2017. Mr. Donaldson is a Senior Partner with Pillsbury Winthrop Shaw Pittman LLP, a global law firm, where he started in 1985. Mr. Donaldson served as Pillsbury’s Chief Operating Officer and a member of the firm’s Executive Team from June 2006 until July 2017. Mr. Donaldson also served as a member of Pillsbury’s Board of Directors from May 2006 until May 2015. From September 2007 until its merger with Two Harbors in October 2009, Mr. Donaldson served as a member of the Board of Directors of Capitol I. From March 2013 until its merger with Lindblad Expeditions, Mr. Donaldson also served as a member of the Board of Directors of Capitol II. From September 2015 until its merger with Cision in June 2017, Mr. Donaldson also served as a member of the Board of Directors of Capitol III. Mr. Donaldson currently serves on the Board of Directors of Arizona Cardinals Holdings, Inc. From June 2000 to August 2001, Mr. Donaldson served as Managing Director of Venturehouse Group and he has served as a member of its Board of Directors since June 2000. He previously served on the Board of Directors of Greater DC Cares and the Board of Directors of the Woolly Mammoth Theatre Company in Washington, D.C. Mr. Donaldson received a B.A. from Cornell University in 1982 and a J.D. from The University of Chicago Law School in 1985.

We believe Mr. Donaldson is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience with Capitol I, Capitol II and Capitol III.

Our board of directors consists of five members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Lawrence Calcano and Brooke B. Coburn, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of L. Dyson Dryden and Richard C. Donaldson, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mark D. Ein, will expire at our third annual meeting of shareholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint such officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2017, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In August 2017, we adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Capitol Investment Corp. IV, 509 7th Street, N.W., Washington, D.C. 20004.

Corporate Governance

Audit Committee

Our audit committee consists of Messrs. Calcano and Donaldson, each of whom is an independent director. Pursuant to NYSE’s phase-in rules for newly listed companies, we have one year from the date on which we are first listed on NYSE to have our audit committee be comprised of three members. We intend to identify one additional independent director to serve on the audit committee within the applicable time period.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Calcano qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent auditor regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Offering; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

Our nominating committee consists of Messrs. Calcano, Coburn and Donaldson, each of whom is an independent director under the NYSE’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Out Compensation Committee consists of Messrs. Calcano, Coburn and Donaldson, each of whom is an independent director under the NYSE’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee may also, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Item 11.	Executive Compensation.

To date, no executive officer or director has received any cash compensation for services rendered to us except Alfheidur H. Saemundsson, our executive vice president of corporate development, who has received aggregate consulting fees of $100,000 through December 31, 2017. Commencing on August 21, 2017 through the consummation of a business combination, we pay Venturehouse Group, LLC, an affiliate of Mark D. Ein, and Dryden Capital Management, LLC, an affiliate of L. Dyson Dryden, an aggregate fee of $20,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Ein or Dryden compensation in lieu of a salary. Other than the $20,000 per month office space, administrative fee and the payment of consulting or success fees, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our Sponsors, officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 23, 2018 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Ordinary Shares
Mark D. Ein	6,586,666	(2)(3)	13.1%
L. Dyson Dryden	3,293,334	(2)(4)	6.5%
Alfheidur H. Saemundsson	0	(2)(5)	*
Lawrence Calcano	50,000	(2)	*
Brooke B. Coburn	50,000	(2)	*
Richard C. Donaldson	50,000	(2)	*
Capitol Acquisition Management IV, LLC	6,586,666	(2)	13.1%
Capitol Acquisition Founder IV, LLC	3,293,334	(2)	6.5%
All directors and executive officers as a group (five individuals)	10,030,000	(2)	19.9%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 509 7th Street, N.W., Washington, D.C. 20004.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Represents shares held by Capitol Acquisition Management IV, LLC, which is controlled by Mr. Ein.

(4)	Represents shares held by Capitol Acquisition Founder IV, LLC, which is controlled by Mr. Dryden.

(5)	Does not include any shares held by Capitol Acquisition Management IV, LLC and Capitol Acquisition Founder IV, LLC, of which this person is a member.

Our initial shareholders beneficially own approximately 20% of our issued and outstanding ordinary shares and will have the right to elect all of our directors prior to our initial business combination. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

On closing of the Offering, the holders of the Class B ordinary shares agreed not to transfer such shares and the Class A ordinary shares into which they convert until one year after the date of the consummation of an initial Business Combination or earlier if, subsequent to an initial Business Combination, (i) the last sales price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Equity Compensation Plans

As of December 31, 2017, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In May 2017, we issued an aggregate of 10,062,500 founder shares to Capitol Acquisition Management IV, LLC and Capitol Acquisition Founder IV, LLC for $25,000 in cash, at a purchase price of approximately $0.0025 per share, in connection with our organization. Capitol Acquisition Management IV, LLC and Capitol Acquisition Founder IV, LLC subsequently transferred a portion of these shares to certain individuals, including our independent directors, for the same purchase price originally paid for such shares.

The founder shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares on the first business day following the consummation of our initial business combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted so that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate 20% of the sum of the ordinary shares outstanding upon the completion of the Offering plus the number of Class A ordinary shares and equity-linked shares issued or deemed issued in connection with our initial business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private placement warrants issued. Any conversion of Class B ordinary shares described herein will take effect as a redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law.

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

The holders of our founder’s shares, as well as the holders of the Private Placement Warrants and any warrants our Sponsors, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to an agreement signed on the effective date of the Offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder’s shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares are to be released from escrow. The holders of a majority of the Private Placement Warrants or warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Additionally, the Company’s Chief Executive Officer advanced an aggregate of $5,100 for costs related to the Offering. The advances were non-interest bearing, unsecured and due on demand and had been repaid as of December 31, 2017.

Venturehouse Group, LLC, an affiliate of Mark D. Ein, and Dryden Capital Management, LLC, an affiliate of L. Dyson Dryden, have agreed that, commencing on August 15, 2017 through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay these entities an aggregate of $20,000 per month for these services. Mr. Ein is the Chief Executive Officer of Venturehouse Group, LLC and Mr. Dryden is the sole member of Dryden Capital Management, LLC. Accordingly, they will benefit from the transaction to the extent of their interest in Venturehouse Group, LLC and Dryden Capital Management, LLC, respectively. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Ein or Dryden compensation in lieu of a salary. We believe, based on rents and fees for similar services in the D.C. metropolitan area, that the fee charged by these entities are at least as favorable as we could have obtained from an unaffiliated person. Other than this $20,000 per month fee, the repayment of the $250,000 loan from the Company’s Chief Executive Officer and the payment of consulting or success fees (none of which payments will be made from the proceeds of the Offering held in the trust account prior to the completion of our initial business combination), no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our Sponsors, officers, directors or their respective affiliates, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

In September 2017, we entered into a consulting arrangement with Alfheidur H. Saemundsson, our executive vice president of corporate development, to provide assistance with due diligence, deal structuring, documentation and obtaining shareholder approval for any proposed business combination. Through December 31, 2017, she has received aggregate consulting fees of $100,000 pursuant to this arrangement.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

In August 2017, we adopted a Code of Ethics, which requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We will also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that the business combination is fair to our unaffiliated shareholders from a financial point of view. We currently do not anticipate entering into a business combination with an entity affiliated with any of our initial shareholders. Furthermore, in no event will any of our Sponsors, existing officers, directors or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination, other than the $20,000 office space and administrative services fee, consulting or success fees in connection with consummating a business combination (none of which payments will be made from the proceeds of the Offering held in the trust account prior to the completion of our initial business combination) and reimbursement of any out-of-pocket expenses.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent.  Currently, Messrs. Calcano, Coburn and Donaldson would each be considered an “independent director” under the NYSE’s listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14.	Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from May 1, 2017 (inception) through December 31, 2017 totaled $89,890. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay Marcum for audit-related services for the years ended December 31, 2017.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2017.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2017.

Audit Committee Approval

Our audit committee was formed upon the consummation of the Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K: [start]

Exhibit No.	Description	Included	Form	Filing Date
3.1	Amended and Restated Memorandum and Articles of Association.	By Reference	8-K	August 17, 2017
4.1	Specimen Unit Certificate.	By Reference	S-1/A	August 7, 2017
4.2	Specimen Ordinary Share Certificate.	By Reference	S-1/A	August 7, 2017
4.3	Specimen Warrant Certificate.	By Reference	S-1/A	August 7, 2017
4.4	Warrant Agreement.	By Reference	8-K	August 17, 2017
10.1	Letter Agreement signed by each of Capitol Acquisition Management IV, LLC and Mark D. Ein.	By Reference	8-K	August 17, 2017
10.2	Letter Agreement signed by each of Capitol Acquisition Founder IV, LLC and L. Dyson Dryden.	By Reference	8-K	August 17, 2017
10.3	Form of Letter Agreement signed by each of Lawrence Calcano, Brooke B. Coburn and Richard C. Donaldson.	By Reference	8-K	August 17, 2017
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	August 17, 2017
10.5	Registration Rights Agreement among the Company and each of Capitol Acquisition Management IV, LLC, Capitol Acquisition Founder IV, LLC, Lawrence Calcano, Brooke B. Coburn and Richard C. Donaldson.	By Reference	8-K	August 17, 2017
10.6	Administrative Services Agreement between the Company, Venturehouse Group, LLC and Dryden Capital Management, LLC.	By Reference	8-K	August 17, 2017
10.8	Form of Subscription Agreement for Private Placement Warrants.	By Reference	S-1/A	August 7, 2017
10.9	Promissory Note, dated as of June 1, 2017	By Reference	S-1/A	August 1, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2018.

CAPITOL INVESTMENT CORP. IV

By:	/s/ Mark D. Ein

Mark D. Ein
Chief Executive Officer
(Principal executive officer)

By:	/s/ L. Dyson Dryden

L. Dyson Dryden
Chief Financial Officer
(Principal financial and accounting officer)

POWER OF ATTORNEY

The undersigned directors and officers of Capitol Investment Corp. IV hereby constitute and appoint Mark D. Ein and L. Dyson Dryden with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark D. Ein	Chairman of the Board and Chief Executive Officer	March 27, 2018
Mark D. Ein	(Principal Executive Officer)

/s/ L. Dyson Dryden	President, Chief Financial Officer and Director	March 27, 2018
L. Dyson Dryden	(Principal Financial and Accounting Officer)

/s/ Lawrence Calcano	Director	March 27, 2018
Lawrence Calcano

/s/ Brooke B. Coburn	Director	March 27, 2018
Brooke B. Coburn

/s/ Richard C. Donaldson	Director	March 27, 2018
Richard C. Donaldson

CAPITOL INVESTMENT CORP. IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

of Capitol Investment Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Capitol Investment Corp. IV (the “Company”) as of December 31, 2017, the related statements of operations, shareholders’ equity and cash flows for the period from May 1, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from May 1, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

March 27, 2018

Capitol Investment Corp. IV
Balance Sheet

December 31, 2017

ASSETS
Current Assets
Cash	$501,925
Prepaid expenses and other current assets	106,915
Total Current Assets	608,840

Cash held in Trust Account	402,500,000
Total Assets	$403,108,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$176,468
Total Current Liabilities	176,468

Deferred underwriting fee	14,087,500
Total Liabilities	14,263,968

Commitments
Class A Ordinary Shares, subject to possible redemption, 38,384,487 shares at redemption value	383,844,870

Shareholders’ Equity
Preference Shares, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Class A Ordinary Shares, $0.0001 par value; 400,000,000 shares authorized; 1,865,513 shares issued and outstanding (excluding 38,384,487 shares subject to possible redemption)	187
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006
Additional paid-in capital	5,776,280
Accumulated deficit	(777,471)
Total Shareholders’ Equity	5,000,002
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$403,108,840

The accompanying notes are an integral part of these financial statements.

F-2

Capitol Investment Corp. IV

Statement of Operations

For the Period from May 1, 2017 (inception) through December 31, 2017

Operating and formation costs	$777,471
Net loss	$(777,471)

Weighted average shares outstanding, basic and diluted (1)	10,433,838

Basic and diluted net loss per ordinary share	$(0.07)

(1)	Excludes an aggregate of up to 38,384,487 shares subject to redemption at December 31, 2017.

The accompanying notes are an integral part of these financial statements.

Capitol Investment Corp. IV

Statement of Changes in Shareholders’ Equity

For the Period from May 1, 2017 (inception) through December 31, 2017

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – May 1, 2017 (inception)	—	$—	—	$—	$—	$—	$—

Ordinary shares issued to initial shareholders	—	—	10,062,500	1,006	23,994	—	25,000

Sale of 40,250,000 Units, net of underwriting discount and offering expenses	40,250,000	4,025	—	—	379,793,318	—	379,797,343

Sale of 6,533,333 Private Placement Warrants	—	—	—	—	9,800,000	—	9,800,000

Ordinary shares subject to possible redemption	(38,384,487)	(3,838)	—	—	(383,841,032)	—	(383,844,870)

Net loss	—	—	—	—	—	(777,471)	(777,471)

Balance - December 31, 2017	1,865,513	$187	10,062,500	$1,006	$5,776,280	$(777,471)	$5,000,002

The accompanying notes are an integral part of these financial statements.

Capitol Investment Corp. IV
Statement of Cash Flows

For the Period from May 1, 2017 (Inception) through December 31, 2017

Cash Flows from Operating Activities:
Net loss	$(777,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(106,915)
Accounts payable and accrued expenses	176,468
Net cash used in operating activities	(707,918)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to initial shareholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	394,450,000
Proceeds from sale of Private Placement Warrants	9,800,000
Proceeds from note payable to shareholder	250,000
Repayment of note payable to shareholder	(250,000)
Advances from related party	5,100
Repayment of advances from related party	(5,100)
Payment of offering costs	(565,157)
Net cash provided by financing activities	403,709,843

Net Change in Cash	501,925
Cash – Beginning	—
Cash – Ending	$501,925

Non-cash Investing and Financing Activities:
Deferred underwriting fee payable	$14,087,500
Initial classification of ordinary shares subject to redemption	$384,612,780
Change in value of ordinary shares subject to redemption	$(767,910)

The accompanying notes are an integral part of these financial statements.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

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

At December 31, 2017, the Company had not yet commenced any operations. We consummated our initial public offering (the “Offering”) on August 21, 2017. All activity through August 21, 2017 relates to the Company’s formation and the Offering, as described below. Since August 21, 2017, the Company has been searching for a target business with which to complete a Business Combination.

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

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

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

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

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

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017.

Cash and marketable securities held in Trust Account

At December 31, 2017, the assets held in the Trust Account were held in cash.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering. Offering costs amounting to $22,702,657 were charged to shareholder’s equity upon the completion of the Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero because the Company is organized in the Cayman Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

On December 22, 2017 the U.S.  Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

Net loss per ordinary share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase 19,950,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At December 31, 2017, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

On August 21, 2017, the Company sold 40,250,000 Units at a price of $10.00 per Unit in the Offering. Each Unit consists of one Class A ordinary share and one third of one warrant (“Warrant”), totaling 13,416,667 Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Warrants are exercisable commencing on the later of 30 days after the Company’s completion of a Business Combination or August 21, 2018 and expire five years from the completion of a Business Combination. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the Class A ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, it will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold in the Offering, the Company is only required to use its best efforts to file the registration statement covering the shares underlying the Warrants within 15 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement. If a registration statement is not effective within 60 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. If the Company is unable to consummate a Business Combination, the Company will redeem 100% of the Public Shares using the funds in the Trust Account as described in Note 1. In such event, the Warrants will be worthless.

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

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

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

Note 5 — Advances from Related Party

The Company’s Chief Executive Officer advanced an aggregate of $5,100 for costs related to the Offering. The advances were non-interest bearing, unsecured and due on demand. As of December 31, 2017, the advances were repaid in full.

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

Note 7 — Administrative Services Agreement

The Company presently occupies office space provided by two affiliates of the Company’s executive officers. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company commenced paying such affiliates an aggregate of up to $20,000 per month for such services on August 15, 2017. For the period from May 1, 2017 (inception) through December 31, 2017, the Company incurred $90,000 in fees for these services, of which $10,000 is included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2017.

Note 8 — Commitments

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

The Company entered into three consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining shareholder approval for a business combination. These agreements provide for an aggregate annual fee of $560,000 and success fee of $1,090,000 upon the consummation of a Business Combination.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 1, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

Note 9 — Shareholder Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2017, there are no preference shares issued or outstanding.

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

As of December 31, 2017, there were 1,865,513 Class A ordinary shares issued and outstanding (excluding 38,384,487 ordinary shares subject to possible redemption) and 10,062,500 Class B ordinary shares issued and outstanding.

Note 10 — Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the period from May 1, 2017 (inception) through December 31, 2017.

	May 1, 2017 (inception) through June 30, 2017	Three months ended September 30, 2017	Three months ended December 31, 2017	May 1, 2017 (inception) through December 31, 2017
Operating costs	$5,050	$167,016	$605,405	$777,471
Loss from operations	$(5,050)	$(167,016)	$(605,405)	$(777,471)
Net loss	$(5,050)	$(167,016)	$(605,405)	$(777,471)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversions-basic and diluted	8,750,000	10,098,357	11,867,473	10,433,838
Basic and diluted net income (loss) per share	$(0.00)	$(0.02)	$(0.05)	$(0.07)

Note 11 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 2, 2018, the Company invested the cash held in the Trust Account in U.S. Treasury Bills.

