Form 10-Q
period 2018-03-31
Capitol Investment Corp. IV
filed 2018-05-10
CIK 1709682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

As of May 9, 2018, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CAPITOL INVESTMENT CORP. IV

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

i

PART I - FINANCIAL INFORMATION

Capitol Investment Corp. IV
Condensed Balance Sheet

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$745,292	$501,925
Prepaid expenses and other current assets	149,198	106,915
Total Current Assets	894,490	608,840

Cash held in Trust Account	403,118,618	402,500,000
Total Assets	$404,013,108	$403,108,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$125,362	$176,468
Total Current Liabilities	125,362	176,468

Deferred underwriting fee	14,087,500	14,087,500
Total Liabilities	14,212,862	14,263,968

Commitments

Class A Ordinary Shares, subject to possible redemption, 38,403,218 and 38,384,487 shares at redemption value as of March 31, 2018 and December 31, 2017, respectively	384,800,244	383,844,870

Shareholders’ Equity
Preference Shares, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 400,000,000 shares authorized; 1,846,782 and 1,865,513 shares issued and outstanding (excluding 38,403,218 and 38,384,487 shares subject to possible redemption) as of March 31, 2018 and December 31, 2017, respectively	185	187
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding as of March 31, 2018 and December 31, 2017	1,006	1,006
Additional paid-in capital	4,820,908	5,776,280
Retained earnings (accumulated deficit)	177,903	(777,471)
Total Shareholders’ Equity	5,000,002	5,000,002
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$404,013,108	$403,108,840

The accompanying notes are an integral part of these condensed financial statements.

Capitol Investment Corp. IV

Condensed Statement of Operations

(Unaudited)

Three Months Ended March 31,
2018

Operating costs	$413,244
Loss from operations	(413,244)

Other income:
Interest income	1,367,437
Unrealized gain on marketable securities held in Trust Account	1,181
Net income	$955,374

Weighted average shares outstanding, basic and diluted (1)	11,928,013

Basic and diluted net income per ordinary share	$0.03

(1)	Excludes an aggregate of up to 38,403,218 shares subject to redemption at March 31, 2018.

The accompanying notes are an integral part of these condensed financial statements.

Capitol Investment Corp. IV
Condensed Statement of Cash Flows

Three Months Ended March 31, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net income	$955,374
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,367,437)
Unrealized gain on marketable securities held in Trust Account	(1,181)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(42,283)
Accounts payable and accrued expenses	(51,106)
Net cash used in operating activities	(506,633)

Cash Flows from Investing Activities:
Cash withdrawn from the Trust Account	750,000
Net cash provided in investing activities	750,000

Net Change in Cash	243,367
Cash – Beginning	501,925
Cash – Ending	$745,292

Non-cash Investing and Financing Activities:
Change in value of ordinary shares subject to redemption	$955,374

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

All activity through March 31, 2018 relates to the Company’s formation, the Company’s initial public offering (the “Offering”), as described below, and the Company’s search for a target business with which to complete a Business Combination.

The registration statement for the Company’s Offering was declared effective on August 15, 2017. The Company consummated the Offering of 40,250,000 units on August 21, 2017, including 5,250,000 units subject to the underwriters’ over-allotment option, generating gross proceeds of $402,500,000 and net proceeds of $393,900,000 after deducting approximately $8,600,000 of transaction costs (not including up to an additional $14,087,500 of deferred underwriting commissions that may be paid to the underwriters in the Offering upon the completion of a Business Combination), which is discussed in Note 3. The units (“Units”) sold pursuant to the Offering were sold at an offering price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. In addition, the Company generated aggregate gross and net proceeds of $9,800,000 from a private placement (the “Private Placement”) of 6,533,333 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant to Capitol Acquisition Management IV LLC and Capitol Acquisition Founder IV LLC (collectively, the “Sponsors”), entities affiliated with the Company’s executive officers, and the Company’s directors, which is described in Note 4.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units are listed on the New York Stock Exchange (“NYSE”). Pursuant to the NYSE listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (defined below), net of amounts previously disbursed to the Company’s management for working capital purposes and excluding the amount of deferred underwriting discounts held in the Trust Account, at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

Following the closing of the Offering and the Private Placement on August 21, 2017, an amount of $402,500,000 (or $10.00 per Class A ordinary share sold to the public in the Offering included in the Units (“Public Shares”)) from the sale of the Units and Private Placement Warrants is being held in a trust account (the “Trust Account”) and may be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s income tax obligations and up to $750,000 annually for the Company’s working capital purposes. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

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

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 27, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

MARCH 31, 2018

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

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and December 31, 2017.

Cash and marketable securities held in Trust Account

At March 31, 2018, the assets held in the Trust Account were held in cash and U.S. Treasury Bills. During the three months ended March 31, 2018, the Company withdrew $750,000 of interest income from the Trust Account for working capital purposes.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2018 and December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

The Company’s tax provision is zero. As such, the Company has no deferred tax assets.

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

Net income per ordinary share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase 19,950,000 ordinary shares, in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods.

Reconciliation of net income per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted income per ordinary share is calculated as follows:

Three Months Ended March 31, 2018
Net income	$955,374
Less: Income attributable to ordinary shares subject to redemption	(590,223)
Adjusted net income	365,151

Weighted average shares outstanding, basic and diluted	11,928,013

Basic and diluted net income per ordinary share	$0.03

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At March 31, 2018 and December 31, 2017, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

Note 5 — Administrative Services Agreement

The Company presently occupies office space provided by two affiliates of the Company’s executive officers. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company commenced paying such affiliates an aggregate of up to $20,000 per month for such services on August 15, 2017. For the three months ended March 31, 2018, the Company incurred $60,000 in fees for these services.

Note 6 — Commitments

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

Subsequent to the consummation of the Offering, the Company entered into three consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining shareholder approval for a business combination. These agreements provide for an aggregate annual fees of $560,000 and aggregate success fees of $1,090,000 payable upon the consummation of a Business Combination.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Note 7 — Shareholder Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2018 and December 31, 2017, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 400,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, both with a par value of $0.0001 per share.

In connection with the organization of the Company on May 1, 2017, a total of 10,062,500 Class B ordinary shares were sold to the Sponsors at a price of approximately $0.0025 per share for an aggregate of $25,000.

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

As of March 31, 2018 and December 31, 2017, there were 1,846,782 and 1,865,513 Class A ordinary shares issued and outstanding (excluding 38,403,218 and 38,384,487 ordinary shares subject to possible redemption), respectively, and 10,062,500 Class B ordinary shares issued and outstanding.

Note 8 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

We consummated the Offering on August 21, 2017. All activity through March 31 2018 relates to our formation, the Offering and our search for a target business with which to complete an initial business combination.

Results of Operations

We will not generate any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2018, we had net income of $955,374, which consists of interest income on marketable securities held in the Trust Account of $1,367,437 and an unrealized gain on marketable securities held in the Trust Account of $1,181, offset by operating costs of $413,244.

 Liquidity and Capital Resources

As of March 31, 2018, we had cash of $745,292 held outside the Trust Account. Until the consummation of the Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsors, and loans and advances from related parties.

On August 21, 2017, we consummated the Offering of 40,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 5,250,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $402,500,000. Simultaneously with the closing of the Offering, we consummated the sale of 6,533,333 Private Placement Warrants to our Sponsors and directors at a price of $1.50 per warrant, generating gross proceeds of $9,800,000.

Following the Offering, a total of $402,500,000 was placed in the Trust Account and we had $1,052,665 of cash held outside of the Trust Account, after payment of all costs related to the Offering, and available for working capital purposes. We paid $8,050,000 of underwriting fees at the closing of the Offering (up to an additional $14,087,500 of deferred underwriting fees may be paid upon closing of a business combination) and $565,157 of Offering costs.

For the three months ended March 31, 2018, cash used in operating activities was $506,633, resulting primarily from interest earned on marketable securities held in the Trust Account of $1,367,437 and an unrealized gain on marketable securities held in our Trust Account of $1,181, offset by net income of $955,374. Changes in operating assets and liabilities used $93,379 of cash.

As of March 31, 2018, we had cash held in the Trust Account of $403,118,618. During the three months ended March 31, 2018, we withdrew $750,000 of interest income from the Trust Account for working capital purposes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our income taxes, if any, and up to $750,000 annually for our working capital needs. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We did not have any off-balance sheet arrangements as of March 31, 2018.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy.

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

CAPITOL INVESTMENT CORP. IV

Date: May 10, 2018	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)