Form 10-Q
period 2018-06-30
Capitol Investment Corp. IV
filed 2018-08-08
CIK 1709682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

As of August 7, 2018, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CAPITOL INVESTMENT CORP. IV

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Capitol Investment Corp. IV
Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$394,323	$501,925
Prepaid expenses and other current assets	63,898	106,915
Total Current Assets	458,221	608,840

Cash held in Trust Account	404,630,438	402,500,000
Total Assets	$405,088,659	$403,108,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$180,668	$176,468
Total Current Liabilities	180,668	176,468

Deferred underwriting fee	14,087,500	14,087,500
Total Liabilities	14,268,168	14,263,968

Commitments

Class A Ordinary Shares, subject to possible redemption, 38,390,098 and 38,384,487 shares at redemption value as of June 30, 2018 and December 31, 2017, respectively	385,820,486	383,844,870

Shareholders’ Equity
Preference Shares, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 400,000,000 shares authorized; 1,859,902 and 1,865,513 shares issued and outstanding (excluding 38,390,098 and 38,384,487 shares subject to possible redemption) as of June 30, 2018 and December 31, 2017, respectively	186	187
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding as of June 30, 2018 and December 31, 2017	1,006	1,006
Additional paid-in capital	3,800,665	5,776,280
Retained earnings (accumulated deficit)	1,198,148	(777,471)
Total Shareholders’ Equity	5,000,005	5,000,002
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$405,088,659	$403,108,840

The accompanying notes are an integral part of these condensed financial statements.

Capitol Investment Corp. IV

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from May 1, 2017 (Inception) through June 30,
	2018	2018	2017

Operating costs	$491,575	$904,819	$5,050
Loss from operations	(491,575)	(904,819)	(5,050)

Other income:
Interest income	1,513,001	2,880,438	—
Unrealized loss on marketable securities held in Trust Account	(1,181)	—	—
Net income (loss)	$1,020,245	$1,975,619	$(5,050)

Weighted average shares outstanding, basic and diluted (1)	11,909,282	11,918,596	8,750,000

Basic and diluted net income (loss) per ordinary share (2)	$0.02	$(0.00)	$(0.00)

(1)	Excludes an aggregate of up to 38,390,098 shares subject to redemption at June 30, 2018.
(2)	Net income (loss) per ordinary share – basic and diluted excludes interest income attributable to ordinary shares subject to redemption of $726,624 and $2,032,012 for the three and six months ended June 30, 2018, respectively.

The accompanying notes are an integral part of these condensed financial statements.

Capitol Investment Corp. IV
Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2018	For the Period from May 1, 2017 (Inception) Through June 30, 2017

Cash Flows from Operating Activities:
Net income (loss)	$1,975,619	$(5,050)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,880,438)	—
Unrealized loss on marketable securities held in Trust Account	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	43,017	—
Accounts payable and accrued expenses	4,200	—
Net cash used in operating activities	(857,602)	(5,050)

Cash Flows from Investing Activities:
Cash withdrawn from the Trust Account	750,000	—
Net cash provided by investing activities	750,000	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to initial shareholders	—	25,000
Advances from officer	—	5,000
Proceeds from note payable to shareholder	—	250,000
Payment of offering costs	—	(40,000)
Net cash provided by financing activities	—	240,000

Net Change in Cash	(107,602)	234,950
Cash – Beginning	501,925	—
Cash – Ending	$394,323	$234,950

Non-cash Investing and Financing Activities:
Change in value of ordinary shares subject to redemption	$1,975,616	$—
Offering costs included in accrued offering costs	$—	$37,985

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

All activity through June 30, 2018 relates to the Company’s formation, the Company’s initial public offering of 40,250,000 units (the “Offering”), the simultaneous sale of 6,533,333 warrants (the “Private Placement Warrants”) in a private placement to Capitol Acquisition Management IV LLC and Capitol Acquisition Founder IV LLC (collectively, the “Sponsors”) , entities affiliated with the Company’s executive officers, and the Company’s directors, and the Company’s search for a target business with which to complete a Business Combination.

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2018, the Company had $394,323 held outside of the Trust Account. In August 2018, the Company’s Chief Executive Officer, Mark D. Ein, its President and Chief Financial Officer, L. Dyson Dryden, and the Company’s independent directors collectively committed to provide $261,000 in loans to the Company (see Note 6). The loans, as well as any future loans that may be made by the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or August 21, 2019, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 27, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Cash and marketable securities held in Trust Account

At June 30, 2018, the assets held in the Trust Account were held in cash. On July 6, 2018, the Company invested the cash held in the Trust Account in U.S. Treasury Bills. During the six months ended June 30, 2018, the Company withdrew $750,000 of interest income from the Trust Account for working capital purposes.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Net income (loss) per ordinary share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Weighted average shares at June 30, 2017 were reduced for the effect of an aggregate of 1,312,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 19,950,000 ordinary shares that were sold in the Initial Public Offering and private placement in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

Reconciliation of net income (loss) per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted income (loss) per ordinary share is calculated as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	For the Period from May 1, 2017 (Inception) Through June 30, 2017
Net income (loss)	$1,020,245	$1,975,619	$(5,050)
Less: Income attributable to ordinary shares subject to redemption	(726,624)	(2,032,012)	—
Adjusted net income (loss)	$293,621	$(56,393)	(5,050)

Weighted average shares outstanding, basic and diluted	11,909,282	11,918,596	8,750,000

Basic and diluted net income (loss) per ordinary share	$0.02	$(0.00)	$(0.00)

Note 3 — Administrative Services Agreement

The Company presently occupies office space provided by two affiliates of the Company’s executive officers. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company commenced paying such affiliates an aggregate of up to $20,000 per month for such services on August 15, 2017. For the three and six months ended June 30, 2018, the Company incurred $60,000 and $120,000, respectively, in fees for these services.

Note 4 — Commitments

The underwriters of the Offering are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Offering, or $14,087,500. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement executed in connection with the Offering.

The Company’s shareholders prior to the Offering (the “Initial Shareholders”), the holders of the Private Placement Warrants (and underlying Class A ordinary shares) and the holders of any warrants (and underlying Class A ordinary shares) issued upon conversion of working capital loans made by the Company’s Sponsors, officers, directors or their affiliates, if any such loans are issued, are entitled to registration rights with respect to their securities pursuant to an agreement dated as of August 15, 2017. The holders of the majority of the securities are entitled to demand that the Company register these securities at any time commencing after expiration of the transfer restrictions. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Subsequent to the consummation of the Offering, the Company entered into three consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining shareholder approval for a Business Combination. These agreements provide for aggregate annual fees of $560,000 and aggregate success fees of $1,090,000 payable upon the consummation of a Business Combination.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Note 5 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2018 and December 31, 2017, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 400,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, both with a par value of $0.0001 per share. As of June 30, 2018 and December 31, 2017, there were 1,859,902 and 1,865,513 Class A ordinary shares issued and outstanding, respectively, excluding 38,390,098 and 38,384,487 ordinary shares subject to possible redemption, respectively, and 10,062,500 Class B ordinary shares issued and outstanding.

Note 6 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In August 2018, the Company’s Chief Executive Officer, Mark D. Ein, its President and Chief Financial Officer, L. Dyson Dryden, and the Company’s independent directors collectively committed to provide $261,000 in loans to the Company. The loans, as well as any future loans that may be made by the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants.

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

We consummated the Offering on August 21, 2017. All activity through June 30, 2018 relates to our formation, the Offering and simultaneous private placement of Private Placement Warrants (each as described below) and our search for a target business with which to complete an initial business combination.

Results of Operations

We will not generate any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2018, we had net income of $1,020,245 and $1,975,619, respectively, which consists of interest income on marketable securities held in the Trust Account of $1,513,001 and $2,880,438, respectively, and an unrealized loss on marketable securities held in the Trust Account of $1,181 and $0, respectively, offset by operating costs of $491,575 and $904,819, respectively.

For the period from May 1, 2017 (inception) through June 30, 2017, we had a net loss of $5,050, which consists of formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $394,323 held outside the Trust Account. Until the consummation of the Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsors, and loans and advances from related parties.

On August 21, 2017, we consummated the Offering of 40,250,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 5,250,000 Units, at a price of $10.00 per Unit, generating aggregate gross proceeds of $402,500,000. Simultaneously with the closing of the Offering, we consummated the sale of 6,533,333 Private Placement Warrants to our Sponsors and directors at a price of $1.50 per warrant, generating aggregate gross proceeds of $9,800,000.

Following the Offering and private placement, a total of $402,500,000 was placed in the Trust Account and we had $1,052,665 of cash held outside of the Trust Account, after payment of all costs related to the Offering, and available for working capital purposes. We paid $8,050,000 of underwriting fees at the closing of the Offering (up to an additional $14,087,500 of deferred underwriting fees may be paid upon closing of a business combination) and $565,157 of Offering costs.

For the six months ended June 30, 2018, cash used in operating activities was $857,602. Net income of $1,975,619 was impacted by interest earned on marketable securities held in the Trust Account of $2,880,438 and changes in operating assets and liabilities, which provided $47,217 of cash.

As of June 30, 2018, we had cash and marketable securities held in the Trust Account of $404,630,438. During the six months ended June 30, 2018, we withdrew $750,000 of interest income from the Trust Account for working capital purposes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our income taxes, if any, and up to $750,000 annually for our working capital needs. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the Trust Account for working capital purposes. In August 2018, our Chief Executive Officer, Mark D. Ein, our President and Chief Financial Officer, L. Dyson Dryden, and our independent directors collectively committed to provide us $261,000 in loans. The loans, as well as any future loans that may be made by our officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or August 21, 2019, the date that we will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsors, officers and directors or their respective affiliates may, but are not obligated to, except as described above, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsors, officers, directors or their respective affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

We did not have any off-balance sheet arrangements as of June 30, 2018.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of the Offering, the net proceeds of the Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On August 21, 2017, we consummated the Offering of 40,250,000 units, including 5,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one Class A ordinary share and one third of one redeemable warrant (“Warrant”), each whole Warrant to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $402,500,000. Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC acted as joint book-running managers of the Offering. The securities in the Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 219146). The Securities and Exchange Commission declared the registration statement effective on August 15, 2017.

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

For a description of the use of the proceeds generated in our Offering, see our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 27, 2018.

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

CAPITOL INVESTMENT CORP. IV

Date: August 8, 2018	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)

