Form 10-Q
period 2018-09-30
Capitol Investment Corp. IV
filed 2018-11-13
CIK 1709682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

(202) 654-7060

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2018, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CAPITOL INVESTMENT CORP. IV

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Capitol Investment Corp. IV
Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$21,360	$501,925
Prepaid expenses and other current assets	38,698	106,915
Total Current Assets	60,058	608,840

Cash held in Trust Account	406,385,155	402,500,000
Total Assets	$406,445,213	$403,108,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$106,557	$176,468
Total Current Liabilities	106,557	176,468

Deferred underwriting fee	14,087,500	14,087,500
Total Liabilities	14,194,057	14,263,968

Commitments

Class A Ordinary Shares, subject to possible redemption, 38,341,698 and 38,384,487 shares at redemption value as of September 30, 2018 and December 31, 2017, respectively	387,251,150	383,844,870

Shareholders’ Equity
Preference Shares, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 400,000,000 shares authorized; 1,908,302 and 1,865,513 shares issued and outstanding (excluding 38,341,698 and 38,384,487 shares subject to possible redemption) as of September 30, 2018 and December 31, 2017, respectively	191	187
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding as of September 30, 2018 and December 31, 2017	1,006	1,006
Additional paid-in capital	2,369,996	5,776,280
Retained earnings (accumulated deficit)	2,628,813	(777,471)
Total Shareholders’ Equity	5,000,006	5,000,002
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$406,445,213	$403,108,840

The accompanying notes are an integral part of these condensed financial statements.

Capitol Investment Corp. IV

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 1, 2017 (Inception) through September 30,
	2018	2017	2018	2017

Operating costs	$324,052	$167,016	$1,228,871	$172,066
Loss from operations	(324,052)	(167,016)	(1,228,871)	(172,066)

Other income:
Interest income	1,742,255	—	4,622,693	—
Unrealized gain on marketable securities held in Trust Account	12,462	—	12,462	—
Net income (loss)	$1,430,665	$(167,016)	$3,406,284	$(172,066)

Weighted average shares outstanding, basic and diluted (1)	11,922,402	10,098,357	11,919,878	9,566,111

Basic and diluted net income (loss) per ordinary share (2)	$0.04	$(0.02)	$(0.02)	$(0.02)

(1)	Excludes an aggregate of up to 38,341,698 and 38,445,027 shares subject to redemption at September 30, 2018 and 2017, respectively.
(2)	Net income (loss) per ordinary share – basic and diluted excludes interest income attributable to ordinary shares subject to redemption of $957,093 and $3,700,999 for the three and nine months ended September 30, 2018, respectively.

The accompanying notes are an integral part of these condensed financial statements.

Capitol Investment Corp. IV
Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2018	For the Period from May 1, 2017 (Inception) Through September 30, 2017

Cash Flows from Operating Activities:
Net income (loss)	$3,406,284	$(172,066)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,622,693)	—
Unrealized gain on marketable securities held in Trust Account	(12,462)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	68,217	(164,762)
Accounts payable and accrued expenses	(69,911)	69,902
Net cash used in operating activities	(1,230,565)	(266,926)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(402,500,000)
Cash withdrawn from the Trust Account	750,000	—
Net cash provided by (used in) investing activities	750,000	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to initial shareholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	394,450,000
Proceeds from sale of Private Placement Warrants	—	9,800,000
Advances from related party	—	5,100
Proceeds from note payable to shareholder	—	250,000
Repayment of note payable to shareholder	—	(250,000)
Payment of offering costs	—	(565,157)
Net cash provided by financing activities	—	403,714,943

Net Change in Cash	(480,565)	948,017
Cash – Beginning	501,925	—
Cash – Ending	$21,360	$948,017

Non-cash Investing and Financing Activities:
Deferred underwriting fee payable	$—	$14,087,500
Initial classification of ordinary shares subject to redemption	$—	$384,612,780
Change in value of ordinary shares subject to redemption	$3,406,280	$(162,510)

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

All activity through September 30, 2018 relates to the Company’s formation, the Company’s initial public offering of 40,250,000 units (the “Offering”), the simultaneous sale of 6,533,333 warrants (the “Private Placement Warrants”) in a private placement to Capitol Acquisition Management IV LLC and Capitol Acquisition Founder IV LLC (collectively, the “Sponsors”), entities affiliated with the Company’s executive officers, and the Company’s directors, and the Company’s search for a target business with which to complete a Business Combination.

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2018, the Company had $21,360 held outside of the Trust Account. In August and November 2018, the Company’s Chief Executive Officer, Mark D. Ein, its President and Chief Financial Officer, L. Dyson Dryden, and the Company’s independent directors collectively committed to provide an aggregate of $377,000 in loans to the Company. The loans, as well as any future loans that may be made by the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or August 21, 2019, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 27, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Cash and marketable securities held in Trust Account

At September 30, 2018, the assets held in the Trust Account were held in U.S. Treasury Bills. During the nine months ended September 30, 2018, the Company withdrew $750,000 of interest income from the Trust Account for working capital purposes. In October 2018, the Company withdrew an additional $750,000 of interest income for working capital purposes.

Net income (loss) per ordinary share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 19,950,000 ordinary shares that were sold in the Initial Public Offering and private placement in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

Reconciliation of net income (loss) per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted income (loss) per ordinary share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 1, 2017 (Inception) Through September 30,
	2018	2017	2018	2017
Net income (loss)	$1,430,665	$(167,016)	$3,406,284	$(172,066)
Less: Income attributable to ordinary shares subject to redemption	(957,093)	—	(3,700,999)	—
Adjusted net income (loss)	$473,572	$(167,016)	$(294,715)	(172,066)

Weighted average shares outstanding, basic and diluted	11,922,402	10,098,357	11,919,878	9,566,111

Basic and diluted net income (loss) per ordinary share	$0.04	$(0.02)	$(0.02)	$(0.02)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Administrative Services Agreement

The Company presently occupies office space provided by two affiliates of the Company’s executive officers. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company commenced paying such affiliates an aggregate of up to $20,000 per month for such services on August 15, 2017. For the three and nine months ended September 30, 2018, the Company incurred $60,000 and $180,000, respectively, in fees for these services. For the three months ended September 30, 2017 and for the period from May 1, 2017 (inception) through September 30, 2017, the Company incurred $30,000 in fees for these services. At September 30, 2018 and December 31, 2017, $0 and $10,000 in administrative fees, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Note 4 — Commitments

The underwriters of the Offering are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Offering, or $14,087,500. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement executed in connection with the Offering.

In August and November 2018, the Company’s Chief Executive Officer, Mark D. Ein, its President and Chief Financial Officer, L. Dyson Dryden, and the Company’s independent directors collectively committed to provide an aggregate of $377,000 in loans to the Company (see Note 6). The loans, as well as any future loans that may be made by the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants at a price of $1.50 per warrant at the option of the lender. As of September 30, 2018, there were no amounts outstanding under the loans.

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

Note 5 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2018 and December 31, 2017, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 400,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, both with a par value of $0.0001 per share. As of September 30, 2018 and December 31, 2017, there were 1,908,302 and 1,865,513 Class A ordinary shares issued and outstanding, respectively, excluding 38,341,698 and 38,384,487 ordinary shares subject to possible redemption, respectively, and 10,062,500 Class B ordinary shares issued and outstanding.

Note 6 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In October 2018, the Company withdrew an additional $750,000 of interest income for working capital purposes.

On October 3, 2018, the Company received a notice from the staff of NYSE Regulation (the “Staff”) of the New York Stock Exchange (“NYSE”) stating that, based on the Staff’s records, the Company was not currently in compliance with Section 802.01B of the NYSE Listed Company Manual. Section 802.01B of the Listed Company Manual requires listed acquisition companies to maintain at least 300 public stockholders on a continuous basis. The Company must submit to the Staff by November 17, 2018 a plan to regain compliance with Section 802.01B of the Listed Company Manual within 18 months from the date of the notice (or by April 3, 2020). The Company anticipates that it will satisfy this listing requirement within such time period once it locates a target business with which to consummate a Business Combination. The Company’s plan will be reviewed by the Listing Operations Committee of the NYSE (the “Committee”). If the Committee accepts the Company’s plan, the Company’s securities will remain listed on NYSE and will be subject to quarterly monitoring for compliance with its plan during the following 18 months. If the Committee does not accept the Company’s plan, the Staff may commence suspension and delisting procedures.

In November 2018, the Company’s Chief Executive Officer, its President and Chief Financial Officer, and the Company’s independent directors collectively committed to provide $116,000 in loans to the Company, bringing the total commitment amount from such parties to an aggregate of $377,000.

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

We consummated the Offering on August 21, 2017. All activity through September 30, 2018 relates to our formation, the Offering and simultaneous private placement of Private Placement Warrants (each as described below) and our search for a target business with which to complete an initial business combination.

Results of Operations

We will not generate any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2018, we had net income of $1,430,665 and $3,406,284, respectively, which consists of interest income on marketable securities held in the Trust Account of $1,742,255 and $4,622,693, respectively, and an unrealized gain on marketable securities held in the Trust Account of $12,462, offset by operating costs of $324,052 and $1,228,871, respectively.

For the three months ended September 30, 2017 and for the period from May 1, 2017 (inception) through September 30, 2017, we had net loss of $167,016 and $172,066, respectively, which consists of operating and formation costs.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $21,360 held outside the Trust Account. Until the consummation of the Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsors, and loans and advances from related parties.

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

For the nine months ended September 30, 2018, cash used in operating activities was $1,230,565. Net income of $3,406,284 was impacted by interest earned on marketable securities held in the Trust Account of $4,622,693, an unrealized gain on marketable securities of $12,462 and changes in operating assets and liabilities, which used $1,694 of cash.

For the period May 1, 2017 (inception) through September 30, 2017, cash used in operating activities was $266,926, consisting of a net loss of $172,066 and changes in operating assets and liabilities of $94,860.

As of September 30, 2018, we had cash and marketable securities held in the Trust Account of $406,385,155. During the nine months ended September 30, 2018, we withdrew $750,000 of interest income from the Trust Account for working capital purposes. In October 2018, we withdrew an additional $750,000 of interest income for working capital purposes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our income taxes, if any, and up to $750,000 annually for our working capital needs. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the Trust Account for working capital purposes. In August and November 2018, our Chief Executive Officer, Mark D. Ein, our President and Chief Financial Officer, L. Dyson Dryden, and our independent directors collectively committed to provide us an aggregate of $377,000 in loans. The loans, as well as any future loans that may be made by our officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants at a price of $1.50 per warrant at the option of the lender. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or August 21, 2019, the date that we will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

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

We did not have any off-balance sheet arrangements as of September 30, 2018.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

CAPITOL INVESTMENT CORP. IV

Date: November 13, 2018	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)