Form 10-K
period 2018-12-31
Capitol Investment Corp. IV
filed 2019-03-04
CIK 1709682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-38186

CAPITOL INVESTMENT CORP. IV

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1300 17th Street, Suite 820 Arlington, VA	22209
(Address of Principal Executive Offices)	(Zip Code)

202-654-7060

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	New York Stock Exchange
Redeemable warrants, exercisable for Class A ordinary shares at an exercise price of $11.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting and non-voting Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $397,267,500.

As of March 4, 2019, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

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

Company History

In May 2017, we issued an aggregate of 10,062,500 Class B ordinary shares (“founders’ shares”) to Capitol Acquisition Management IV LLC and Capitol Acquisition Founder IV LLC (collectively, the “Sponsors”) for $25,000 in cash, at a purchase price of approximately $0.0025 per share, in connection with our organization. Our Sponsors subsequently transferred a portion of these founders’ shares to certain individuals, including our independent directors, for the same per share purchase price originally paid for such shares. The founders’ shares included an aggregate of 1,312,500 shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full in our initial public offering (“Offering”).

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

We paid a total of $8,050,000 in underwriting discounts and commissions at the closing of the Offering (up to an additional $14,087,500 of deferred underwriting commissions may be paid upon the completion of a business combination) and $565,157 for other costs and expenses related to the Offering.

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

Capitol III/Cision

Capitol Acquisition Corp. III, or Capitol III, was a special purpose acquisition company that completed its initial public offering in October 2015. Mr. Ein was the Chairman of the Board and Chief Executive Officer and Mr. Dryden was President, Chief Financial Officer and Director of Capitol III. Capitol III completed its business combination with Canyon Holdings S.a.r.l., or Cision, in June 2017. Cision is a leading media communication technology and analytics company that enables marketers and communicators to effectively manage their earned media programs in coordination with paid and owned channels to drive business impact. As the creator of the Cision Communications Cloud™, the first-of-its-kind earned media cloud-based platform, Cision has combined cutting-edge data, analytics, technology and services into a unified communication ecosystem that brands can use to build consistent, meaningful and enduring relationships with influencers and buyers in order to amplify their marketplace influence. Cision solutions also include market-leading media technologies such as PR Newswire, Gorkana, PRWeb, Help a Reporter Out (HARO) and iContact. Cision serves over 75,000 customers in 170 countries and 40 languages worldwide, and maintains offices in North America, Europe, the Middle East, Asia, and Latin America. Cision’s ordinary shares are traded on the NYSE under the symbol “CISN”. Since the closing of the business combination, Messrs. Ein and Dryden have continued to serve as directors of Cision.

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

These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our filings with the SEC and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsors or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee for introducing a target business to us.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the trust account not previously released to us to pay income taxes and for working capital (subject to an annual limit of $750,000), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is $10.00 per public share (excluding any interest earned thereon). The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our initial shareholders, which include our independent directors, have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

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

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association, conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules. In such case, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of our initial business combination.

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

Our securities are listed on the NYSE. On October 3, 2018, we received a notice from the staff of NYSE Regulation (the “Staff”) of the NYSE stating that, based on the Staff’s records, we were not currently in compliance with Section 802.01B of the NYSE Listed Company Manual. Section 802.01B of the Listed Company Manual requires listed acquisition companies to maintain at least 300 public stockholders on a continuous basis. We submitted a plan of compliance to the NYSE which was accepted and we now have until April 3, 2020 to satisfy this listing requirement. We cannot assure you that we will be able to do so. Accordingly, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders).

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

If the net proceeds of the Offering not being held in the trust account, together with the interest that has been released to us for our working capital needs, are insufficient to allow us to operate until at least August 21, 2019, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsors or management team to fund our search and to complete our initial business combination.

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the trust account for working capital purposes, interest that has been earned on the funds in the trust account released to us for working capital needs, and through loans from our officers, directors and shareholders. Furthermore, in August and November 2018 and in February and March 2019, our Chief Executive Officer, Mark D. Ein, our President and Chief Financial Officer, L. Dyson Dryden, and our independent directors collectively committed to provide us an aggregate of $418,000 in loans. The loans, as well as any future loans that may be made by our officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a business combination or up to $1,500,000 of the notes may be converted into warrants at a price of $1.50 per warrant at the option of the lender. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or August 21, 2019, the date that we will be required to cease all operations except for the purpose of winding up, if a business combination is not consummated.

However, we cannot assure you that our estimates will be accurate and we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. If we are required to seek additional capital, we would need to borrow funds from our Sponsors, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsors, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsors, members of our management team or an affiliate of our Sponsors or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company  and corresponding provisions of the agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

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

We have issued warrants to purchase 13,416,667 Class A ordinary shares as part of the units sold in our initial public offering and the Private Placement Warrants to purchase 6,533,333 Class A ordinary shares. In addition, if our Sponsors make any working capital loans, they may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. As we are an accelerated filer, we would ordinarily be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. However, since we are an emerging growth company, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks, a one-time taxation of off shore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of orphan drugs). The overall impact of the Tax Act is still uncertain, and it could make completing a business combination with us less appealing than with companies in other countries. In addition, it is still uncertain if and to what extent various states will conform to the Tax Act and what effect any legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought by organizations such as the World Trade Organization. The impact of the Tax Act on holders of our ordinary shares is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our securities.

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

We currently maintain our principal executive offices at 1300 17th Street N, Suite 820, Arlington, VA 22209 and have an office in Maryland provided by our Sponsors. The cost for our use of these space is included in the $20,000 per-month aggregate fee Venturehouse Group, LLC and Dryden Capital Management, LLC charge us for office space and administrative services pursuant to a letter agreement between us and such entities. We believe, based on rents and fees for similar services in the D.C. metropolitan area, that the fee charged by Venturehouse Group, LLC and Dryden Capital Management, LLC to us is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are traded on the NYSE under the symbols CIC.U, CIC and CIC WS, respectively. Our units commenced public trading on August 16, 2017 and our Class A ordinary shares and warrants commenced separate trading on October 6, 2017.

Holders

As of March 1, 2019, there was one holder of record of our units, one holder of record of our Class A ordinary shares, seven holders of record of our Class B ordinary shares and six holders of record of our warrants.

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

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2018.

Item 6.	Selected Financial Data.

The following table summarizes the relevant data for our business as of December 31, 2018 and 2017 and should be read with our financial statements, which are included in this 10-K:

	Year Ended December 31, 2018	For the Period from May 1, 2017 (inception) through December 31, 2017
Income Statement Data:
Loss from operations	$(1,553,651)	$(777,471)
Net income (loss)	5,173,967	(777,471)

Cash Flow Data:
Net cash used in operating activities	$(1,533,672)	$(707,918)
Net cash provided by (used in) investing activities	1,500,000	(402,500,000)
Net cash provided by financing activities	-	403,709,843

	December 31, 2018	December 31, 2017
Balance Sheet Data:
Cash	$468,253	$501,925
Cash and marketable securities held in Trust Account	407,727,618	402,500,000
Total assets	408,197,214	403,108,840
Total liabilities	14,178,375	14,263,968
Ordinary shares subject to possible redemption	389,018,834	383,844,870
Total shareholders’ equity	5,000,005	5,000,002

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We consummated the Offering on August 21, 2017. All activity through December 31, 2018 relates to our formation, the Offering and simultaneous private placement of Private Placement Warrants (each as described below) and our search for a target business with which to complete an initial business combination.

Results of Operations

We will not generate any operating revenues until the closing and completion of our initial business combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2018, we had net income of $5,173,967, which consists of interest income on marketable securities held in the trust account of $6,684,245 and an unrealized gain on marketable securities held in the trust account of $43,373, offset by operating costs of $1,553,651.

For the period from May 1, 2017 (inception) through December 31, 2017, we had net loss of $777,471, which consists of operating and formation costs.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $468,253 held outside the trust account. Until the consummation of the Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsors, and loans and advances from related parties.

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

For the year ended December 31, 2018, cash used in operating activities was $1,533,672. Net income of $5,173,967 was offset by interest earned on marketable securities held in the trust account of $6,684,425, an unrealized gain on marketable securities of $43,373 and changes in operating assets and liabilities, which provided of $19,979 of cash.

For the period May 1, 2017 (inception) through December 31, 2017, cash used in operating activities was $707,918, consisting of a net loss of $777,471 and changes in operating assets and liabilities of $69,553.

As of December 31, 2018, we had cash and marketable securities held in the trust account of $407,727,618. We may withdraw interest to pay our income taxes, if any, and up to $750,000 annually for our working capital needs. In March 2018, our first year of operations, we withdrew $750,000 of interest income from the trust account for working capital purposes. In October 2018, our second year of operations, we withdrew a further $750,000 of interest income from the trust account for working capital purposes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the trust account for working capital purposes, interest that has been earned on the funds in the trust account released to us for working capital needs, and through loans from our officers, directors and shareholders. In August and November 2018 and in February and March 2019, our Chief Executive Officer, Mark D. Ein, our President and Chief Financial Officer, L. Dyson Dryden, and our independent directors collectively committed to provide us an aggregate of $418,000 in loans. The loans, as well as any future loans that may be made by our officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a business combination or up to $1,500,000 of the notes may be converted into warrants at a price of $1.50 per warrant at the option of the lender. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or August 21, 2019, the date that we will be required to cease all operations except for the purpose of winding up, if a business combination is not consummated.

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

We did not have any off-balance sheet arrangements as of December 31, 2018.

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

Critical accounting policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act

Changes in Internal Control Over Financial Reporting

For the quarter ended December 31, 2018 covered by this Annual Report on Form 10-K, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark D. Ein	54	Chairman and Chief Executive Officer
L. Dyson Dryden	43	President, Chief Financial Officer and Director
Alfheidur H. Saemundsson	39	Executive Vice President of Corporate Development and Secretary
Lawrence Calcano	56	Director
Brooke B. Coburn	48	Director
Richard C. Donaldson	59	Director

Mark D. Ein. Mr. Ein has served as our Chairman, Chief Executive Officer and a member of the Board of Directors since our inception. Mr. Ein is an investor, entrepreneur and philanthropist, who has created, acquired, invested in and built a series of growth companies across a diverse set of industries over the course of his 25-year career. During this time, Mr. Ein has been involved in the founding or early stages of six companies that have been worth over one billion dollars and has led over $1.5 billion of private equity, venture capital and public company investments. From July 2015 until June 2017, Mr. Ein was the Chairman of the Board and Chief Executive Officer of Capitol Acquisition Corp. III (“Capitol III”), a blank check company formed for substantially similar purposes as our company. In June 2017, Capitol III completed its business combination with Cision (NYSE:CISN), a leading media communication technology and analytics company. Mr. Ein has served as Vice-Chairman of the Board of Cision Ltd. since the closing of its business combination. From August 2010 to July 2015, Mr. Ein was the Chairman of the Board, Chief Executive Officer, Treasurer and Secretary of Capitol Acquisition Corp. II (“Capitol II”), a blank check company formed for substantially similar purposes as our company. In July 2015, Capitol II completed its business combination with Lindblad Expeditions, Inc. (NASDAQ:LIND), a global leader in expedition cruising and extraordinary travel experiences. Mr. Ein has served as Chairman of the Board of Capitol II (and now post-merger Lindblad Expeditions Holdings, Inc.) since the closing of the business combination. From June 2007 to October 2009, Mr. Ein was the Chief Executive Officer and Director of Capitol Acquisition Corp. (“Capitol I”), a blank check company formed for substantially similar purposes as our company. Capitol I completed its business combination with Two Harbors Investment Corp. (NYSE: TWO), a Maryland real estate investment trust, in October 2009. From October 2009 to May 2015, Mr. Ein served as the Non-Executive Vice Chairman of Two Harbors’ Board of Directors. Mr. Ein is the Founder of Venturehouse Group, LLC, a holding company that creates, invests in and builds companies, and has served as its Chairman and Chief Executive Officer since 1999. Venturehouse’s portfolio includes or has included the seed investment in Matrics Technologies in August 2000 (sold to Symbol Technologies in September 2004), the lead investment in the buyout of Cibernet Corporation from the CTIA in March 2003 (sold to MACH S.à.r.l. in April 2007), the acquisition of Visual Systems Group, Inc. (“VSGi”) from Net 2000 Communications, and an early investment in XM Satellite Radio. He has also been the President of Leland Investments Inc., a private investment firm, since 2005. Mr. Ein is Co-Chairman of Kastle Holding Company LLC, which through its subsidiaries conducts the business of Kastle Systems, LLC, a provider of building and office security systems that was acquired in January 2007. An entity owned by Mr. Ein is the Chairman also the majority owner and managing member of Kastle Holding Company LLC. In 2008, Mr. Ein founded and is the owner of the Washington Kastles, the World Team Tennis franchise in Washington, D.C., that has won the league championship six times in its eleven years in the league. In September 2018, Mr. Ein founded Washington E-Sports Ventures, LLC and purchased an Overwatch League Team bringing the premier global esports league to Washington, D.C. Also in 2018, Mr. Ein formed MDE City Paper Holdings, LLC to acquire the Washington City Paper, the renowned weekly paper serving the Washington, D.C. metropolitan area since 1981. Mr. Ein has been a member of the World Economic Forum since 2016 and has served on the Board of Directors of Soho House Holdings Limited since September 2018. Mr. Ein is also the Chairman of the Board of the District of Columbia Public Education Fund and Vice President of the Board of Directors of the United States Tennis Association and a member of the boards of The District of Columbia College Access Program (DC-CAP), the Smithsonian National Museum of Natural History and the International Tennis Hall of Fame. He was appointed by Mayor Vincent Gray to be a member of the D.C. Tax Revision Commission and also serves on the Executive Committee of the Federal City Council. In November 2018, Mr. Ein was inducted into the Washington Business Hall of Fame. In September 2009, Washington D.C. Mayor Adrian Fenty presented Mr. Ein with the Key to the City, highlighting not only his Washington Kastles success on the court, “but for their commitment to the District’s communities and our youth.” Previously in his career, Mr. Ein worked for The Carlyle Group, Brentwood Associates, and Goldman, Sachs & Co. Mr. Mr. Ein received a B.S. in Economics with a concentration in Finance from the University of Pennsylvania’s Wharton School of Finance and an M.B.A. from the Harvard Business School.

We believe Mr. Ein is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience with prior blank check companies, such as Capitol I, Capitol II and Capitol III.

L. Dyson Dryden. Mr. Dryden has served as our President, Chief Financial Officer and a member of the Board of Directors since our inception. From July 2015 until it completed its business combination in June 2017, Mr. Dryden was the President, Chief Financial Officer, Treasurer, Secretary and a Director of Capitol III. Since the closing of the business combination, Mr. Dryden has continued to serve as a director of Capitol III (now known as Cision Ltd.). From March 2013 to July 2015, Mr. Dryden served as the Chief Financial Officer and a Director of Capitol II. Mr. Dryden has continued to serve as a director of Lindblad Expeditions since the closing of its business combination. Mr. Dryden is also the founder of Dryden Capital Management, LLC, a private investment firm that invests in and builds private companies, and has served as its President since March 2013. Mr. Dryden has also been Vice Chairman of CDS Logistics Management, Inc., one of the largest providers of home improvement product delivery services in the United States, since 2009. From August 2005 to February 2013, Mr. Dryden worked in Citigroup’s Investment Banking division in New York, most recently as a Managing Director where he led the coverage effort for a number of the firm’s Global Technology, Media and Telecommunications clients. From 2000 to 2005, Mr. Dryden held the titles of Associate and Vice President at Jefferies & Company, a middle market investment banking firm. From 1998 to 2000, Mr. Dryden worked in the investment banking group at BB&T Corporation. Mr. Dryden is currently a member of the Board of Directors of Washington E-Sports Ventures, LLC, founded to purchase an Overwatch League Team and build other esports teams that will represent the capital region from Baltimore to Richmond including Washington D.C. and all of Maryland, and Virginia. Mr. Dryden holds a B.S. in Business Administration with a dual concentration in finance and management from the University of Richmond.

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

Lawrence Calcano  has served as a member of our Board of Directors since June 2017. Mr. Calcano is the Chief Executive Officer of iCapital Network, which he joined in January 2014. Prior to iCapital Network, Mr. Calcano co-founded i1 Biometrics, a privately held information and technology company developing protection and performance products for the sports and military markets, in June 2012 and served as the company’s Chief Executive Officer from June 2012 to September 2013. From January 2010 to June 2012, Mr. Calcano served as Chairman and Chief Executive Officer of Bite Tech, Inc., a maker of protective and performance oriented oral devices for the athletic marketplace. From September 2007 until its merger with Two Harbors in October 2009, Mr. Calcano served as a member of the Board of Directors of Capitol I. From March 2013 until its merger with Lindblad Expeditions, Mr. Calcano also served as a member of the Board of Directors of Capitol II. From September 2015 until its merger with Cision in June 2017, Mr. Calcano also served as a member of the Board of Directors of Capitol III. From 1990 to June 2006, Mr. Calcano was affiliated with Goldman, Sachs & Co., most recently serving as the co-head of the Global Technology Banking Group of the Investment Banking Division, prior to which he headed the firm’s east coast technology group and was the co-Chief Operating Officer of the High Technology Department. From 1985 to 1988, Mr. Calcano was an analyst at Morgan Stanley. Mr. Calcano was named to the Forbes Midas List of the most influential people in venture capital in 2001 (the inaugural year), 2002, 2004, 2005 and 2006. Mr. Calcano received a B.A. from College of the Holy Cross, and attended the Amos Tuck School of Business at Dartmouth College from 1988 to 1990, and graduated as a Tuck Scholar.

We believe Mr. Calcano is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience with Capitol I, Capitol II and Capitol III.

Brooke B. Coburn has served as a member of our Board of Directors since June 2017. Mr. Coburn joined The Carlyle Group in 1996 and is currently Deputy Chief Investment Officer and Chief Operating Officer of Carlyle’s Real Assets segment, which includes Carlyle's energy, power, infrastructure and real estate investment activities. He serves on the firm’s Management Committee. Mr. Coburn serves on the investment committees of Carlyle's three principal Energy & Natural Resource funds, Carlyle International Energy Partners, Carlyle Power Partners and the Carlyle Global Infrastructure fund. Additionally, he represents Carlyle on the investment committee of the firm's strategic partner for North American energy investing, NGP Energy Capital Management. He also serves on the investment committees of Carlyle's Europe and Asia real estate funds. Mr. Coburn started his career with Carlyle’s U.S. Buyout team and is a founding member of Carlyle's U.S. middle market buyout and growth capital business. Since he joined Carlyle in 1996, Mr. Coburn has led or co-led more than 25 Carlyle investments across a broad range of sectors including cybersecurity, communications, energy and natural resources, media, software and technology-enabled services. Investments include Apollo Global (acquired by Apollo Group), Bredbandsbolaget (acquired by Telenor), Catapult Learning, Coalfire Systems, Command Information (acquired by Salient Federal), Core Location (acquired by El Paso Global Networks), ECI Software, Gemcom Software (acquired by Dassault Systemes), Genesis Cable (acquired by Benchmark Communications), Matrics Technologies (acquired by Symbol Technologies), Neptune Communications (acquired by Global Crossing), NetMotion Wireless, NorthPoint Communications (IPO), Pacific Telecom Cable (acquired by management), Prime Communications (acquired by Comcast), PrimeSport, Sonitrol Holding Corp. (acquired by Stanley Works), WCI Cable (acquired by Alaska Communications), Wall Street English (acquired by Pearson plc), Wall Street Institute (acquired by Pearson plc) and Worldstrides (acquired by Metalmark and management). From June 2007 until its merger with Two Harbors in October 2009, Mr. Coburn served as a Special Advisor to Capitol I. Prior to joining Carlyle, Mr. Coburn was with Salomon Brothers, Inc. where he focused on M&A and capital raising assignments in the Media & Communications Group. Mr. Coburn is on the Board of Directors at Coalfire and Discover Exploration, and represents Carlyle as President of Regalwood Global Energy. Mr. Coburn received his B.A. from Princeton University with honors. Mr. Coburn serves on the boards of several non-profit organizations, including the Washington National Cathedral, where he also serves as Chairman of the Investment Committee.

We believe Mr. Coburn is well-qualified to serve as a member of the board due to his investment experience, corporate finance experience, and experience with Capitol I.

Richard C. Donaldson  has served as a member of our Board of Directors since June 2017. Mr. Donaldson is a Retired Partner with Pillsbury Winthrop Shaw Pittman LLP, a global law firm, where he started in 1985. Mr. Donaldson served as Pillsbury’s Chief Operating Officer and a member of the firm’s Executive Team from June 2006 until July 2017. Mr. Donaldson also served as a member of Pillsbury’s Board of Directors from May 2006 until May 2015. From September 2007 until its merger with Two Harbors in October 2009, Mr. Donaldson served as a member of the Board of Directors of Capitol I. From March 2013 until its merger with Lindblad Expeditions, Mr. Donaldson also served as a member of the Board of Directors of Capitol II. From September 2015 until its merger with Cision in June 2017, Mr. Donaldson also served as a member of the Board of Directors of Capitol III. Mr. Donaldson currently serves on the Board of Directors of Arizona Cardinals Holdings, Inc. From June 2000 to August 2001, Mr. Donaldson served as Managing Director of Venturehouse Group and he has served as a member of its Board of Directors since June 2000. He previously served on the Board of Directors of Greater DC Cares and the Board of Directors of the Woolly Mammoth Theatre Company in Washington, D.C. Mr. Donaldson received a B.A. from Cornell University in 1982 and a J.D. from The University of Chicago Law School in 1985.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In August 2017, we adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Capitol Investment Corp. IV, 1300 17th Street, Suite 820, Arlington, VA 22209.

Corporate Governance

Audit Committee

Our audit committee consists of Messrs. Calcano, Coburn and Donaldson, each of whom is an independent director. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Calcano qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

To date, no executive officer or director has received any cash compensation for services rendered to us except Alfheidur H. Saemundsson, our executive vice president of corporate development, who has received aggregate consulting fees of $300,000 and $100,000 for the year ended December 31, 2018 and for the period from May 1, 2017 (inception) through December 31, 2017, respectively. Commencing on August 21, 2017 through the consummation of a business combination, we pay Venturehouse Group, LLC, an affiliate of Mark D. Ein, and Dryden Capital Management, LLC, an affiliate of L. Dyson Dryden, an aggregate fee of $20,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Ein or Dryden compensation in lieu of a salary. Other than the $20,000 per month office space, administrative fee and the payment of consulting or success fees, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our Sponsors, officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any Class A ordinary shares issuable upon exercise of warrants as such securities are not exercisable or convertible within 60 days.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Ordinary Shares
Mark D. Ein	6,586,666	(2)(3)	13.1%
L. Dyson Dryden	3,293,334	(2)(4)	6.5%
Alfheidur H. Saemundsson	0	(2)(5)	*
Lawrence Calcano	50,000	(2)	*
Brooke B. Coburn	50,000	(2)	*
Richard C. Donaldson	50,000	(2)	*
Capitol Acquisition Management IV, LLC	6,586,666	(2)	13.1%
Capitol Acquisition Founder IV, LLC	3,293,334	(2)	6.5%
All directors and executive officers as a group (five individuals)	10,030,000	(2)	19.9%

Greater than 5% Beneficial Owners
Alyeska Investment Group, L.P. (6)	2,400,004		6.0%
Polar Asset Management Partners Inc.	2,141,600		5.32%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 1300 17th Street, Suite 820, Arlington, VA 22209.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Represents shares held by Capitol Acquisition Management IV, LLC, which is controlled by Mr. Ein.

(4)	Represents shares held by Capitol Acquisition Founder IV, LLC, which is controlled by Mr. Dryden.

(5)	Does not include any shares held by Capitol Acquisition Management IV, LLC and Capitol Acquisition Founder IV, LLC, of which this person is a member.

(6)	The business address of this entity is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601. Alyeska Investment Group, L.P. is a registered investment advisor. Alyeska Fund GP, LLC is the general partner and control person of Alyeska Master Fund, L.P. Alyeska Fund 2 GP, LLC is the general partner and control person of Alyeska Master Fund 2, L.P. Anand Parekh is the chief executive officer and control person of Alyeska Investment Group, L.P. Information derived from a Schedule 13G/A filed on February 14, 2019.

(7)	The business address of this entity is 401 Bay Street, Suite 1900, P.O. Box 19, Toronto, Ontario M5H 2Y4, Canada. Polar Asset Management Partners Inc. is the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”) with respect to the shares held by the Polar Vehicles. Information derived from a Schedule 13G filed on February 11, 2019.

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

Equity Compensation Plans

As of December 31, 2018 and 2017, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Company’s Sponsors, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes its initial business combination, the Company would repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. In August and November 2018 and in February and March 2019, our Chief Executive Officer, Mark D. Ein, our President and Chief Financial Officer, L. Dyson Dryden, and our independent directors collectively committed to provide us an aggregate of $418,000 in loans.

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

In September 2017, we entered into a consulting arrangement with Alfheidur H. Saemundsson, our executive vice president of corporate development, to provide assistance with due diligence, deal structuring, documentation and obtaining shareholder approval for any proposed business combination. For the year ended December 31, 2018 and for the period from May 1, 2017 (inception) through December 31, 2017, she received aggregate consulting fees of $300,000 and $100,000, respectively, pursuant to this arrangement.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2018 and for the period from May 1, 2017 (inception) through December 31, 2017 totaled $52,015 and $89,890, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay Marcum for audit-related services for the years ended December 31, 2018 and 2017.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2018 and 2017.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2018 and 2017.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description	Included
3.1	Memorandum and Articles of Association	By reference	S-1	July 7, 2017
3.2	Amended and Restated Memorandum and Articles of Association.	By reference	8-K	August 17, 2017
4.1	Specimen Unit Certificate.	By reference	S-1/A	August 7, 2017
4.2	Specimen Ordinary Share Certificate.	By reference	S-1/A	August 7, 2017
4.3	Specimen Warrant Certificate.	By reference	S-1/A	August 7, 2017
4.4	Warrant Agreement.	By reference	8-K	August 17, 2017
10.1	Letter Agreement signed by each of Capitol Acquisition Management IV, LLC and Mark D. Ein.	By reference	8-K	August 17, 2017
10.2	Letter Agreement signed by each of Capitol Acquisition Founder IV, LLC and L. Dyson Dryden.	By reference	8-K	August 17, 2017
10.3	Form of Letter Agreement signed by each of Lawrence Calcano, Brooke B. Coburn, and Richard C. Donaldson.	By reference	8-K	August 17, 2017
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company	By reference	8-K	August 17, 2017
10.5	Registration Rights Agreement among the Company and each of Capitol Acquisition Management IV, LLC, Capitol Acquisition Founder IV, LLC, Lawrence Calcano, Brooke B. Coburn, and Richard C. Donaldson.	By reference	8-K	August 17, 2017
10.6	Form of Private Placement Warrants Purchase Agreement between the Company and each of the purchasers of Private Placement Warrants	By reference	S-1/A	August 7, 2017
10.7	Administrative Services Agreement between the Company, Venturehouse Group, LLC, and Dryden Capital Management, LLC.	By reference	8-K	August 17, 2017
10.8	Form of Subscription Agreement for Private Placement Warrants.	By reference	S-1/A	August 7, 2017
10.9	Promissory Note, dated as of June 1, 2017.	By reference	S-1/A	August 1, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March, 2019.

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

Name	Title	Date

/s/ Mark D. Ein	Chairman of the Board and Chief Executive Officer	March 4, 2019
Mark D. Ein	(Principal Executive Officer)

/s/ L. Dyson Dryden	President, Chief Financial Officer and Director	March 4, 2019
L. Dyson Dryden	(Principal Financial and Accounting Officer)

/s/ Lawrence Calcano	Director	March 4, 2019
Lawrence Calcano

/s/ Brooke B. Coburn	Director	March 4, 2019
Brooke B. Coburn

/s/ Richard C. Donaldson	Director	March 4, 2019
Richard C. Donaldson

CAPITOL INVESTMENT CORP. IV

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements
Balance Sheets as of December 31, 2018 and 2017	F-2
Statements of Operations for the year ended December 31, 2018 and for the period from May 1, 2017 (inception) through December 31, 2017	F-3
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2018 and for the period from May 1, 2017 (inception) through December 31, 2017	F-4
Statements of Cash Flows for the year ended December 31, 2018 and for the year period from May 1, 2017 (inception) through December 31, 2017	F-5
Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

of Capitol Investment Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Capitol Investment Corp. IV (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2018 and for the period from May 1, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from May 1, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

March 4, 2019

CAPITOL INVESTMENT CORP. IV
BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$468,253	$501,925
Prepaid expenses and other current assets	1,343	106,915
Total Current Assets	469,596	608,840

Cash and marketable securities held in Trust Account	407,727,618	402,500,000
Total Assets	$408,197,214	$403,108,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$90,875	$176,468
Total Current Liabilities	90,875	176,468

Deferred underwriting fee	14,087,500	14,087,500
Total Liabilities	14,178,375	14,263,968

Commitments

Class A Ordinary Shares, subject to possible redemption, 38,402,649 and 38,384,487 shares at redemption value as of December 31, 2018 and 2017, respectively	389,018,834	383,844,870

Shareholders’ Equity
Preference Shares, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 400,000,000 shares authorized; 1,847,351 and 1,865,513 shares issued and outstanding (excluding 38,402,649 and 38,384,487 shares subject to possible redemption) as of December 31, 2018 and 2017, respectively	185	187
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Additional paid-in capital	602,318	5,776,280
Retain earnings (Accumulated deficit)	4,396,496	(777,471)
Total Shareholders’ Equity	5,000,005	5,000,002
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$408,197,214	$403,108,840

The accompanying notes are an integral part of these financial statements.

CAPITOL INVESTMENT CORP. IV

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	For the Period from May 1, 2017 (inception) through December 31, 2017

Operating costs	$1,553,651	$777,471
Loss from operations	(1,553,651)	(777,471)

Other income:
Interest income	6,684,245	—
Unrealized gain on marketable securities held in Trust Account	43,373	—
Net income (loss)	$5,173,967	$(777,471)

Weighted average shares outstanding, basic and diluted (1)	11,932,714	10,433,838

Basic and diluted net income (loss) per ordinary share (2)	$0.02	$(0.07)

(1)	Excludes an aggregate of up to 38,402,649 and 38,384,487 shares subject to redemption at December 31, 2018 and 2017.
(2)	Net income (loss) per ordinary share - basic and diluted excludes income attributable to shares subject to possible redemption of $4,987,670 for the year ended December 31, 2018 (see Note 2).

The accompanying notes are an integral part of these financial statements.

CAPITOL INVESTMENT CORP. IV

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Retained Earnings/ (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit)	Equity
Balance – May 1, 2017 (inception)	—	$—	—	$—	$—	$—	$—

Ordinary shares issued to initial shareholders	—	—	10,062,500	1,006	23,994	—	25,000

Sale of 40,250,000 Units, net of underwriting discount and offering expenses	40,250,000	4,025	—	—	379,793,318	—	379,797,343

Sale of 6,533,333 Private Placement Warrants	—	—	—	—	9,800,000	—	9,800,000

Ordinary shares subject to possible redemption	(38,384,487)	(3,838)	—	—	(383,841,032)	—	(383,844,870)

Net loss	—	—	—	—	—	(777,471)	(777,471)

Balance – December 31, 2017	1,865,513	187	10,062,500	1,006	5,776,280	(777,471)	5,000,002

Ordinary shares subject to possible redemption	(18,162)	(2)	—	—	(5,173,962)	—	(5,173,964)

Net income	—	—	—	—	—	5,173,967	5,173,967

Balance – December 31, 2018	1,847,351	$185	10,062,500	$1,006	$602,318	$4,396,496	$5,000,005

The accompanying notes are an integral part of these financial statements.

CAPITOL INVESTMENT CORP. IV
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	For the Period from May 1, 2017 (Inception) through December 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$5,173,967	$(777,471)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,684,245)	—
Unrealized gain on marketable securities held in Trust Account	(43,373)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	105,572	(106,915)
Accounts payable and accrued expenses	(85,593)	176,468
Net cash used in operating activities	(1,533,672)	(707,918)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(402,500,000)
Cash withdrawn from Trust Account	1,500,000	—
Net cash provided by (used in) investing activities	1,500,000	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to initial shareholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	394,450,000
Proceeds from sale of Private Placement Warrants	—	9,800,000
Proceeds from note payable to shareholder	—	250,000
Repayment of note payable to shareholder	—	(250,000)
Advances from related party	—	5,100
Repayment of advances from related party	—	(5,100)
Payment of offering costs	—	(565,157)
Net cash provided by financing activities	—	403,709,843

Net Change in Cash	(33,672)	501,925
Cash – Beginning	501,925	—
Cash – Ending	$468,253	$501,925

Non-cash Investing and Financing Activities:
Deferred underwriting fee payable	$—	$14,087,500
Initial classification of ordinary shares subject to redemption	$—	$384,612,780
Change in value of ordinary shares subject to redemption	$5,173,964	$(767,910)

The accompanying notes are an integral part of these financial statements.

CAPITOL INVESTMENT CORP. IV
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The Company consummated its initial public offering (the “Offering”) on August 21, 2017. All activity through August 21, 2017 relates to the Company’s formation and the Offering, as described below. Since August 21, 2017, the Company has been searching for a target business with which to complete a Business Combination.

The registration statement for the Company’s initial public offering was declared effective on August 15, 2017. The Company consummated a public offering of 40,250,000 units on August 21, 2017, including 5,250,000 units subject to the underwriters’ over-allotment option, generating gross proceeds of $402,500,000 and net proceeds of $393,900,000 after deducting approximately $8,600,000 of transaction costs (not including up to an additional $14,087,500 of deferred underwriting commissions that may be paid to the underwriters in the Offering upon the completion of a Business Combination), which is discussed in Note 3. The units (“Units”) sold pursuant to the Offering were sold at an offering price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. In addition, the Company generated gross and net proceeds of $9,800,000 from a private placement (the “Private Placement”) of 6,533,333 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant to Capitol Acquisition Management IV LLC and Capitol Acquisition Founder IV LLC (collectively, the “Sponsors”), entities affiliated with the Company’s executive officers, and the Company’s directors, which is described in Note 4.

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

Following the closing of the Offering and the Private Placement on August 21, 2017, an amount of $402,500,000 (or $10.00 per Class A ordinary share sold to the public in the Offering included in the Units (the “Public Shares”)) from the sale of the Units and Private Placement Warrants is being held in a trust account (the “Trust Account”) and may be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s income tax obligations and for the Company’s working capital purposes, subject to an annual limit of $750,000. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

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
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

New York Stock Exchange Notice

On October 3, 2018, the Company received a notice from the staff of NYSE Regulation (the “Staff”) of the New York Stock Exchange (“NYSE”) stating that, based on the Staff’s records, the Company was not currently in compliance with Section 802.01B of the NYSE Listed Company Manual. Section 802.01B of the Listed Company Manual requires listed acquisition companies to maintain at least 300 public stockholders on a continuous basis. The Company has submitted to the Staff a plan to regain compliance with Section 802.01B of the Listed Company Manual within 18 months from the date of the notice (or by April 3, 2020), which plan was accepted by the Staff. The Company anticipates that it will satisfy this listing requirement within such time period once it locates a target business with which to consummate a Business Combination.

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2018, the Company had $468,253 held outside of the Trust Account. In August and November 2018 and in February and March 2019, the Company’s Chief Executive Officer, Mark D. Ein, its President and Chief Financial Officer, L. Dyson Dryden, and the Company’s independent directors collectively committed to provide an aggregate of $418,000 in loans to the Company. The loans, as well as any future loans that may be made by the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or August 21, 2019, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

CAPITOL INVESTMENT CORP. IV
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Cash and marketable securities held in Trust Account

At December 31, 2018, the assets held in the Trust Account were held in U.S. Treasury Bills. At December 31, 2017, the assets held in the Trust Account were held in cash. During the year ended December 31, 2018, the Company withdrew $1,500,000 of interest income from the Trust Account for working capital purposes.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

CAPITOL INVESTMENT CORP. IV
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018 and 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential examination by foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero because the Company is organized in the Cayman Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net income (loss) per ordinary share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Offering and the Private Placement to purchase 19,950,000 ordinary shares, in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods.

Reconciliation of net income (loss) per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted income (loss) per ordinary share is calculated as follows:

	Year Ended December 31,	For the Period from May 1, 2017 (Inception) Through December 31,
	2018	2017
Net income (loss)	$5,173,967	$(777,471)
Less: Income attributable to ordinary shares subject to redemption	(4,987,670)	—
Adjusted net income (loss)	$186,297	(777,471)

Weighted average shares outstanding, basic and diluted	11,932,714	10,433,838

Basic and diluted net income (loss) per ordinary share	$0.02	$(0.07)

CAPITOL INVESTMENT CORP. IV
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At December 31, 2018 and 2017, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

CAPITOL INVESTMENT CORP. IV
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Note 7 — Administrative Services Agreement

The Company presently occupies office space provided by two affiliates of the Company’s executive officers. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company commenced paying such affiliates an aggregate of up to $20,000 per month for such services on August 15, 2017. For the year ended December 31, 2018 and for the period from May 1, 2017 (inception) through December 31, 2017, the Company incurred $240,000 and $90,000 in fees for these services, of which $10,000 is included in accounts payable and accrued expenses in the accompanying balance sheets at December 31, 2018 and 2017.

Note 8 — Commitments

The underwriters of the Offering are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Offering, or $14,087,500. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement executed in connection with the Offering.

In August and November 2018 and in February and March 2019, the Company’s Chief Executive Officer, Mark D. Ein, its President and Chief Financial Officer, L. Dyson Dryden, and the Company’s independent directors collectively committed to provide an aggregate of $418,000 in loans to the Company (see Note 11). The loans, as well as any future loans that may be made by the Company’s officers and directors (or their affiliates), will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants at a price of $1.50 per warrant at the option of the lender. As of December 31, 2018, there were no amounts outstanding under the loans.

The Company’s Initial Shareholders, the holders of the Private Placement Warrants (and underlying Class A ordinary shares) and the holders of any warrants (and underlying Class A ordinary shares) issued upon conversion of working capital loans made by the Company’s Sponsors, officers, directors or their affiliates, if any such loans are issued, are entitled to registration rights with respect to their securities pursuant to an agreement dated as of August 15, 2017. The holders of the majority of the securities are entitled to demand that the Company register these securities at any time commencing after expiration of the transfer restrictions. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Subsequent to the consummation of the Offering, the Company entered into three consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining shareholder approval for a Business Combination. These agreements provide for aggregate annual fees of approximately $626,000 and aggregate success fees of $1,090,000 payable upon the consummation of a Business Combination.

Note 9 — Shareholder Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2018 and 2017, there are no preference shares issued or outstanding.

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

CAPITOL INVESTMENT CORP. IV
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

As of December 31, 2018 and 2017, there were 1,847,351 and 1,865,513 Class A ordinary shares issued and outstanding, respectively, excluding 38,402,649 and 38,384,487 ordinary shares subject to possible redemption, respectively, and 10,062,500 Class B ordinary shares issued and outstanding.

Note 10 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$407,727,618	$—

At December 31, 2017, the assets held in the Trust Account were held in cash.

CAPITOL INVESTMENT CORP. IV
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Note 11 — Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the year ended December 31, 2018 and for the period from May 1, 2017 (inception) through December 31, 2017.

	Three months ended March 31, 2018	Three months ended June 30, 2018	Three months ended September 30, 2018	Three months ended December 31, 2018	Year ended December 31, 2018
Operating costs	$413,244	$491,575	$324,052	$324,780	$1,553,651
Loss from operations	$(413,244)	$(491,575)	$(324,052)	$(324,780)	$(1,553,651)
Interest income	$1,367,437	$1,513,001	$1,742,255	$2,061,552	$6,684,245
Net income	$955,374	$1,020,245	$1,430,665	$1,767,683	$5,173,967
Weighted average shares outstanding, basic and diluted	11,928,013	11,909,282	11,922,402	11,970,802	11,932,714
Basic and diluted net income per ordinary share	$0.03	$0.02	$0.04	$0.04	$0.02

	May 1, 2017 (inception) through June 30, 2017	Three months ended September 30, 2017	Three months ended December 31, 2017	May 1, 2017 (inception) through December 31, 2017
Operating costs	$5,050	$167,016	$605,405	$777,471
Loss from operations	$(5,050)	$(167,016)	$(605,405)	$(777,471)
Net loss	$(5,050)	$(167,016)	$(605,405)	$(777,471)
Weighted average shares outstanding, basic and diluted	8,750,000	10,098,357	11,867,473	10,433,838
Basic and diluted net loss per ordinary share	$(0.00)	$(0.02)	$(0.05)	$(0.07)

Note 12 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February and March 2019, the Company’s Chief Executive Officer, Mark D. Ein, its President and Chief Financial Officer, L. Dyson Dryden, and the Company’s independent directors collectively committed to provide an aggregate of $41,000 in loans to the Company.