Form 10-Q
period 2019-03-31
Capitol Investment Corp. IV
filed 2019-05-08
CIK 1709682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	CIC.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	CIC	New York Stock Exchange
Redeemable warrants, exercisable for Class A ordinary shares at an exercise price of $11.50 per share	CIC WS	New York Stock Exchange

As of May 8, 2019, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CAPITOL INVESTMENT CORP. IV

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

CAPITOL INVESTMENT CORP. IV
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$756,973	$468,253
Prepaid expenses and other current assets	12,567	1,343
Total Current Assets	769,540	469,596

Cash and marketable securities held in Trust Account	410,026,800	407,727,618
Total Assets	$410,796,340	$408,197,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$176,973	$90,875
Total Current Liabilities	176,973	90,875

Convertible promissory notes – related parties	750,000	—
Deferred underwriting fee	14,087,500	14,087,500
Total Liabilities	15,014,473	14,178,375

Commitments

Class A Ordinary Shares, subject to possible redemption, 38,349,545 and 38,402,649 shares at redemption value as of March 31, 2019 and December 31, 2018, respectively	390,781,863	389,018,834

Shareholders’ Equity
Preference Shares, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 400,000,000 shares authorized; 1,900,455 and 1,847,351 shares issued and outstanding (excluding 38,349,545 and 38,402,649 shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	190	185
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1,006	1,006
Additional paid-in capital	—	602,318
Retained earnings	4,998,808	4,396,496
Total Shareholders’ Equity	5,000,004	5,000,005
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$410,796,340	$408,197,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL INVESTMENT CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating costs	$536,154	$413,244
Loss from operations	(536,154)	(413,244)

Other income:
Interest income	2,274,691	1,367,437
Unrealized gain on marketable securities held in Trust Account	24,491	1,181
Net income	$1,763,028	$955,374

Weighted average shares outstanding, basic and diluted (1)	11,909,851	11,928,013

Basic and diluted net income (loss) per ordinary share (2)	$(0.04)	$0.03

(1)	Excludes an aggregate of up to 38,349,545 and 38,403,218 shares subject to possible redemption at March 31, 2019 and 2018, respectively.
(2)	Net income (loss) per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $2,190,661 and $590,223 for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL INVESTMENT CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	(Accumulated Deficit)/ Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2018	1,865,513	$187	10,062,500	$1,006	$5,776,280	$(777,471)	$5,000,002

Change in value of ordinary shares subject to possible redemption	(18,731)	(2)	—	—	(955,372)	—	(955,374)

Net income	—	—	—	—	—	955,374	955,374

Balance – March 31, 2018 (unaudited)	1,846,782	185	10,062,500	1,006	4,820,908	177,903	5,000,002

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2019	1,847,351	$185	10,062,500	$1,006	$602,318	$4,396,496	$5,000,005

Change in value of ordinary shares subject to possible redemption	53,104	5	—	—	(602,318)	(1,160,716)	(1,763,029)

Net income	—	—	—	—	—	1,763,028	1,763,028

Balance – March 31, 2019 (unaudited)	1,900,455	190	10,062,500	1,006	—	4,998,808	5,000,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL INVESTMENT CORP. IV
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Cash Flows from Operating Activities:
Net income	$1,763,028	$955,374
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,274,691)	(1,367,437)
Unrealized gain on marketable securities held in Trust Account	(24,491)	(1,181)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,224)	(42,283)
Accounts payable and accrued expenses	86,098	(51,106)
Net cash used in operating activities	(461,280)	(506,633)

Cash Flows from Investing Activities:
Cash withdrawn from the Trust Account	—	750,000
Net cash provided by investing activities	—	750,000

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes – related parties	750,000	—
Net cash provided by financing activities	750,000	—

Net Change in Cash	288,720	243,367
Cash – Beginning	468,253	501,925
Cash – Ending	$756,973	$745,292

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$1,763,029	$955,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

All activity through March 31, 2019 relates to the Company’s formation, the Company’s initial public offering of 40,250,000 units (the “Offering”), the simultaneous sale of 6,533,333 warrants (the “Private Placement Warrants”) in a private placement (the “Private Placement”) to Capitol Acquisition Management IV LLC and Capitol Acquisition Founder IV LLC (collectively, the “Sponsors”), entities affiliated with the Company’s executive officers, and the Company’s directors, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Business Combination with NESCO Holdings I, Inc., a Delaware corporation (“Nesco”), as described in Note 7.

The Company has three subsidiaries, Capitol Intermediate Holdings, LLC, a wholly-owned subsidiary of the Company incorporated in Delaware on March 19, 2019 (“Intermediate Holdings”), Capitol Investment Merger Sub 1, LLC, a wholly-owned subsidiary of the Company incorporated in Delaware on March 18, 2019 (“Merger Sub”) and Capitol Investment Merger Sub 2, LLC, a wholly-owned subsidiary of the Company incorporated in Delaware on March 18, 2019 (“New HoldCo”).

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2019, the Company had $756,973 held outside of the Trust Account. In March 2019, the Sponsors and Lawrence Calcano, Brooke Coburn and Richard C. Donaldson, each a member of the board of directors of the Company (collectively, the “Lenders”), loaned the Company an aggregate of $750,000. In May 2019, the Lenders committed to loan an additional $102,000 to the Company if needed for its working capital requirements. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or August 21, 2019, the deadline to complete a Business Combination pursuant to the Company’s amended and restated memorandum and articles of association (unless otherwise amended by shareholders).

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 4, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from the Company’s estimates.

Cash and marketable securities held in Trust Account

At March 31, 2019 and December 31, 2018, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Net income (loss) per ordinary share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Offering and the Private Placement to purchase 19,950,000 ordinary shares, in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

Reconciliation of net income (loss) per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income (loss) per ordinary share is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$1,763,028	$955,374
Less: Income attributable to ordinary shares subject to possible redemption	(2,190,661)	(590,223)
Adjusted net income (loss)	$(427,633)	$365,151

Weighted average shares outstanding, basic and diluted	11,909,851	11,928,013

Basic and diluted net income (loss) per ordinary share	$(0.04)	$0.03

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 — Convertible Promissory Notes

On March 22, 2019, the Company issued an aggregate of $750,000 of convertible promissory notes to the Lenders. The loans are unsecured, non-interest bearing and are payable at the consummation by the Company of a Business Combination. Upon consummation of a Business Combination, the principal balance of the notes may be converted, at the holders’ option, to warrants at a price of $1.50 per warrant (subject to compliance with the terms of the Merger Agreement (defined in Note 7 below) which restricts the Company’s ability to convert such notes to warrants except in certain cases). The terms of the warrants would be identical to the Private Placement Warrants. If the Lenders convert the entire principal balance of the convertible promissory notes, they would receive warrants to purchase an aggregate of 500,000 ordinary shares of the Company. If a Business Combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Note 4 — Administrative Services Agreement

The Company presently occupies office space provided by two affiliates of the Company’s executive officers. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company commenced paying such affiliates an aggregate of up to $20,000 per month for such services on August 15, 2017. For the three months ended March 31, 2019 and 2018, the Company incurred $60,000 in fees for these services. At March 31, 2019 and December 31, 2018, $10,000 in administrative fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Note 5 — Commitments

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

Subsequent to the consummation of the Offering, the Company entered into four consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining shareholder approval for a Business Combination in addition to certain executive assistant services. These agreements provide for aggregate annual fees of approximately $664,000 and aggregate success fees of $1,090,000 payable upon the consummation of a Business Combination.

Note 6 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 400,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, both with a par value of $0.0001 per share. As of March 31, 2019 and December 31, 2018, there were 1,900,455 and 1,847,351 Class A ordinary shares issued and outstanding, respectively, excluding 38,349,545 and 38,402,649 ordinary shares subject to possible redemption, respectively, and 10,062,500 Class B ordinary shares issued and outstanding.

Note 7 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 7, 2019, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, Capitol Intermediate Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Intermediate Holdings”), Capitol Investment Merger Sub 1, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), Capitol Investment Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“New HoldCo”), NESCO Holdings, LP, a Delaware limited partnership (the “Nesco Owner”), and Nesco.

Pursuant to the Merger Agreement, (i) the Company will domesticate as a Delaware corporation and will be renamed “Nesco Holdings, Inc.” (the “Domestication”), (ii) Merger Sub will merge with and into Nesco, with Nesco surviving as a wholly-owned subsidiary of the Company (the “Initial Merger”), and (iii) immediately after the Initial Merger, Nesco will merge with and into New HoldCo, with New HoldCo surviving as an indirect wholly-owned subsidiary of the Company (the “Subsequent Merger”, and together with the Initial Merger, the “Mergers”, and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Transactions”). As a result of the Transactions, Nesco will become a limited liability company and a wholly-owned subsidiary of the Company, with Nesco Owner becoming a securityholder of the Company.

CAPITOL INVESTMENT CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Under the Merger Agreement, Nesco Owner will receive (i) $75,000,000 of cash (subject to adjustment), (ii) 17,464,235 shares of common stock and (iii) warrants to purchase 2,500,000 shares of common stock. Nesco Owner will also have the right to receive up to 1,800,000 additional shares of common stock, for a period of five years following the closing of the Transactions, in increments of 900,000 shares, if (x) the trading price of the Company’s common stock exceeds $13.00 per share or $16.00 per share for any 20 trading days during a 30 consecutive trading day period or (y) a sale transaction of the combined company occurs in which the consideration paid per share to holders of common stock of the combined company exceeds $13.00 per share or $16.00 per share. The shares to be issued to Nesco Owner pursuant to the Merger Agreement will be issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

In connection with the Domestication, (i) each outstanding Class A ordinary share of the Company will automatically convert into one share of common stock of the Company, (ii) the outstanding warrants of the Company will automatically convert into warrants entitling the holders to purchase shares of common stock beginning 30 days after the consummation of the Business Combination and (iii) the outstanding Class B ordinary shares of the Company will automatically convert into common stock upon consummation of the Business Combination. In connection with the Transactions, the Initial Shareholders (including Capitol’s independent directors) will forfeit a certain number of ordinary shares and warrants of the Company and will subject an additional number of other shares to an additional lockup that will be released upon the achievement of the $13.00 and $16.00 share triggers applicable to Nesco Owner described above.

In connection with the execution of the Merger Agreement, New HoldCo executed a commitment letter among New Holdco, JPMorgan Chase Bank, N.A., Fifth Third Bank, Morgan Stanley Senior Funding, Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., and Citigroup Global Markets Inc. pursuant to which the lender parties committed to provide the Company with each of (i) $350 million in aggregate principal amount of commitments pursuant to a first lien senior secured asset based revolving credit facility and (ii) $400 million in second lien senior secured increasing rate bridge loans, subject to definitive documentation and certain customary closing conditions and solely to the extent that the Company is unable to issue and sell senior second lien notes in a Rule 144A or other private placement yielding up to $400 million in gross proceeds on or prior to the closing of the Transactions.

The Transactions are expected to be consummated in the second quarter of 2019, after the required approval by the Company’s shareholders and the fulfillment of certain other conditions.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Capitol Investment Corp. IV, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company formed in the Cayman Islands on May 1, 2017 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

We consummated the Offering on August 21, 2017. All activity through March 31, 2019 relates to our formation, the Offering and simultaneous private placement of Private Placement Warrants (each as described below), our search for a target business with which to complete an initial business combination and activities in connection with the proposed business combination with Nesco.

Recent Developments

On April 7, 2019, we entered into the Merger Agreement by and among the Company, Intermediate Holdings, Merger Sub, New HoldCo, Nesco Owner and Nesco. See Note 7 in Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We will not generate any operating revenues until the closing and completion of our business combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $1,763,028, which consists of interest income on marketable securities held in the Trust Account of $2,274,691 and an unrealized gain on marketable securities held in the Trust Account of $24,491, offset by operating costs of $536,154.

For the three months ended March 31, 2018, we had net income of $955,374, which consists of interest income on marketable securities held in the Trust Account of $1,367,437 and an unrealized gain on marketable securities held in the Trust Account of $1,181, offset by operating costs of $413,244.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $756,973 held outside the Trust Account. Until the consummation of the Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsors, and loans and advances from related parties.

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

For the three months ended March 31, 2019, cash used in operating activities was $461,280. Net income of $1,763,028 was offset by interest earned on marketable securities held in the Trust Account of $2,274,691, an unrealized gain on marketable securities of $24,491 and changes in operating assets and liabilities, which provided of $74,874 of cash.

For the three months ended March 31, 2018, cash used in operating activities was $506,633, resulting primarily from interest earned on marketable securities held in the Trust Account of $1,367,437 and an unrealized gain on marketable securities held in our Trust Account of $1,181, offset by net income of $955,374. Changes in operating assets and liabilities used $93,379 of cash.

As of March 31, 2019, we had cash and marketable securities held in the Trust Account of $410,026,800. We may withdraw interest to pay our income taxes, if any, and up to $750,000 annually for our working capital needs. In March 2018, our first year of operations, we withdrew $750,000 of interest income from the Trust Account for working capital purposes. In October 2018, our second year of operations, we withdrew a further $750,000 of interest income from the Trust Account for working capital purposes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the Trust Account for working capital purposes, interest that has been earned on the funds in the Trust Account released to us for working capital needs, and through loans from our officers, directors and shareholders. In March 2019, the Lenders loaned us an aggregate of $750,000. The loans are unsecured, non-interest bearing and are payable at the consummation of a business combination. Upon consummation of a business combination, the principal balance of the notes may be converted, at the holders’ option, to warrants at a price of $1.50 per warrant (subject to compliance with the terms of the Merger Agreement which restricts the Company’s ability to convert such notes to warrants except in certain cases). The terms of the warrants would be identical to the Private Placement Warrants. If the Lenders convert the entire principal balance of the convertible promissory notes, they would receive warrants to purchase an aggregate of 500,000 ordinary shares. If a business combination is not consummated, the notes will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of the Trust Account. In May 2019, the Lenders committed to loan the Company an additional $102,000 if needed by the Company for its working capital requirements.

If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsors, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of notes evidencing such loans, including the $750,000 of loans made in March 2019, may be convertible into warrants at a price of $1.50 per warrant at the option of the lender (subject to compliance with the terms of the Merger Agreement which restricts the Company’s ability to convert such notes to warrants except in certain casses). The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsors, officers, directors or their respective affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

We did not have any off-balance sheet arrangements as of March 31, 2019.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets.

Net income (loss) per ordinary share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

For a description of the use of the proceeds generated in our Offering, see our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 4, 2019.

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

CAPITOL INVESTMENT CORP. IV

Date: May 8, 2019	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)