Form 10-Q
period 2019-06-30
NESCO HOLDINGS, INC.
filed 2019-07-31
CIK 1709682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38186

NESCO HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-2531628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 17th Street, Suite 820

Arlington, VA 22209

(Address of principal executive offices)

(202) 654-7060

(Issuer’s telephone number)

Capitol Investment Corp. IV

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-third of one redeemable warrant	CIC.U	New York Stock Exchange
Common stock, par value $0.0001 per share	CIC	New York Stock Exchange
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	CIC WS	New York Stock Exchange

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

As of July 30, 2019, 50,312,500 shares of common stock, par value $0.0001 per share, were issued and outstanding, respectively.

NESCO HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

NESCO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$83,606	$468,253
Prepaid expenses and other current assets	10,314	1,343
Total Current Assets	93,920	469,596

Cash and marketable securities held in Trust Account	412,052,878	407,727,618
Total Assets	$412,146,798	$408,197,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$206,272	$90,875
Total Current Liabilities	206,272	90,875

Convertible promissory notes – related parties	950,000	—
Deferred underwriting fee	14,087,500	14,087,500
Total Liabilities	15,243,772	14,178,375

Commitments

Common Stock, subject to possible redemption, 38,271,779 and 38,402,649 shares at redemption value as of June 30, 2019 and December 31, 2018, respectively	391,903,017	389,018,834

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value; 250,000,000 shares authorized; 12,040,721 and 11,909,851 shares issued and outstanding (excluding 38,271,779 and 38,402,649 shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	1,204	1,191
Additional paid-in capital	—	602,318
Retained earnings	4,998,805	4,396,496
Total Stockholders’ Equity	5,000,009	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$412,146,798	$408,197,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

NESCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating costs	$904,919	$491,575	$1,441,073	$904,819
Loss from operations	(904,919)	(491,575)	(1,441,073)	(904,819)

Other income:
Interest income	2,050,569	1,513,001	4,325,260	2,880,438
Unrealized loss on marketable securities held in Trust Account	(24,491)	(1,181)	—	—
Net income	$1,121,159	$1,020,245	$2,884,187	$1,975,619

Weighted average shares outstanding, basic and diluted (1)	11,962,955	11,909,282	11,936,550	11,918,596

Basic and diluted net (loss) income per common share (2)	$(0.07)	$0.02	$(0.10)	$(0.00)

(1)	Excludes an aggregate of up to 38,271,779 and 38,390,098 shares subject to possible redemption at June 30, 2019 and 2018, respectively.
(2)	Net income (loss) per common share – basic and diluted excludes income attributable to common stock subject to possible redemption of $1,926,598 and $726,624 for the three months ended June 30, 2019 and 2018, respectively, and $4,112,890 and $2,032,012 for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NESCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three and six months ended June 30, 2018

	Common Stock		Additional Paid	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2018	11,928,013	$1,193	$5,776,280	$(777,471)	$5,000,002

Change in value of common stock subject to possible redemption	(18,731)	(2)	(955,372)	—	(955,374)

Net income	—	—	—	955,374	955,374

Balance – March 31, 2018 (unaudited)	11,909,282	1,191	4,820,908	177,903	5,000,002

Change in value of common stock subject to possible redemption	13,120	1	(1,020,243)	—	(1,020,242)

Net income	—	—	—	1,020,245	1,020,245

Balance – June 30, 2018 (unaudited)	11,922,402	$1,192	3,800,665	$1,198,148	$5,000,005

Three and six months ended June 30, 2019

	Common Stocks		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2019	11,909,851	$1,191	$602,318	$4,396,496	$5,000,005

Change in value of common stock subject to possible redemption	53,104	5	(602,318)	(1,160,716)	(1,763,029)

Net income	—	—	—	1,763,028	1,763,028

Balance – March 31, 2019 (unaudited)	11,962,955	1,196	—	4,998,808	5,000,004

Change in value of common stock subject to possible redemption	77,766	8	—	(1,121,162)	(1,121,154)

Net income	—	—	—	1,121,159	1,121,159

Balance – June 30, 2019 (unaudited)	12,040,721	1,204	—	4,998,805	5,000,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

NESCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Cash Flows from Operating Activities:
Net income	$2,884,187	$1,975,619
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,325,260)	(2,880,438)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,971)	43,017
Accounts payable and accrued expenses	115,397	4,200
Net cash used in operating activities	(1,334,647)	(857,602)

Cash Flows from Investing Activities:
Cash withdrawn from the Trust Account	—	750,000
Net cash provided by investing activities	—	750,000

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes – related parties	950,000	—
Net cash provided by financing activities	950,000	—

Net Change in Cash	(384,647)	(107,602)
Cash – Beginning	468,253	501,925
Cash – Ending	$83,606	$394,323

Non-Cash Investing and Financing Activities:
Change in value of common stock subject to possible redemption	$2,884,183	$1,975,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

NESCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Note 1 — Organization and Plan of Business Operations

Nesco Holdings, Inc. (the “Company”) was originally incorporated in the Cayman Islands on May 1, 2017 under the name “Capitol Investment Corp. IV” as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). On July 30, 2019, in connection with the proposed transaction with Nesco Holdings I, Inc. (“Nesco”) described below, the Company deregistered under the Cayman Islands Companies Law and domesticated under Section 388 of the Delaware General Corporation Law, pursuant to which the Company’s jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware (the “Domestication”). At such time, the Company filed a certificate of incorporation in the State of Delaware changing the Company’s name to “Nesco Holdings, Inc.” and changing the authorized capital of the Company from 400,000,000 authorized Class A ordinary shares, 50,000,000 authorized Class B ordinary shares, and 1,000,000 authorized preference shares to 250,000,000 authorized shares of common stock, and 5,000,000 authorized shares of preferred stock. All references to ordinary shares, preference shares and similar terms have been retroactively restated to reflect common stock, preferred stock and similar terms used under Delaware law and in the Company’s certificate of incorporation.

All activity through June 30, 2019 relates to the Company’s formation, the Company’s initial public offering of 40,250,000 units (the “Offering”), the simultaneous sale of 6,533,333 warrants (the “Private Placement Warrants”) in a private placement (the “Private Placement”) to Capitol Acquisition Management IV LLC and Capitol Acquisition Founder IV LLC (collectively, the “Sponsors”), entities affiliated with the Company’s executive officers, and the Company’s directors, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Business Combination with Nesco, as described in Note 6.

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2019, the Company had $83,606 held outside of the Trust Account. In March and May 2019, the Sponsors and Lawrence Calcano, Brooke Coburn and Richard C. Donaldson, each a member of the board of directors of the Company (collectively, the “Lenders”), loaned the Company an aggregate of $950,000. In July 2019, the Lenders loaned the Company an additional $550,000. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or August 21, 2019, the deadline to complete a Business Combination pursuant to the Company’s amended and restated memorandum and articles of association (unless otherwise amended by stockholders).

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 4, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NESCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Cash and marketable securities held in Trust Account

At June 30, 2019 the assets held in the Trust Account were held in cash and at December 31, 2018, the assets held in the Trust Account were held in U.S. Treasury Bills.

Net income (loss) per common share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Offering and the Private Placement to purchase 19,950,000 shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Reconciliation of net income (loss) per common share

The Company’s net income is adjusted for the portion of income that is attributable to shares of common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income (loss) per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,121,159	$1,020,245	$2,884,187	$1,975,619
Less: Income attributable to common stock subject to possible redemption	(1,926,598)	(726,624)	(4,112,890)	(2,032,012)
Adjusted net income (loss)	$(805,439)	$293,621	$(1,228,703)	$(56,393)

Weighted average shares outstanding, basic and diluted	11,962,955	11,909,282	11,936,550	11,918,596

Basic and diluted net income (loss) per common share	$(0.07)	$0.02	$(0.10)	$(0.00)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NESCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Note 3 — Convertible Promissory Notes

On March 22, 2019 and May 7, 2019, the Company issued an aggregate of $950,000 of convertible promissory notes to the Lenders. On July 29, 2019, the Company issued an aggregate of $550,000 of convertible promissory notes to the Lenders (see Note 8). The loans are unsecured, non-interest bearing and are payable at the consummation by the Company of a Business Combination. Upon consummation of a Business Combination, the principal balance of the notes may be converted, at the holders’ option, to warrants at a price of $1.50 per warrant (subject to compliance with the terms of the Merger Agreement (defined in Note 7 below) which restricts the Company’s ability to convert such notes to warrants except in certain cases). The terms of the warrants would be identical to the Private Placement Warrants. If the Lenders convert the entire principal balance of the convertible promissory notes, they would receive warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company. If a Business Combination is not consummated, the notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

Note 4 — Administrative Services Agreement

The Company presently occupies office space provided by two affiliates of the Company’s executive officers. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company commenced paying such affiliates an aggregate of up to $20,000 per month for such services on August 15, 2017. For the three and six months ended June 30, 2019 and 2018, the Company incurred $60,000 and $120,000 in fees for these services, respectively. At June 30, 2019 and December 31, 2018, $0 and $10,000, respectively, in administrative fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Note 5 — Commitments

The underwriters of the Offering were originally entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Offering, or $14,087,500. In connection with the amendment of the Merger Agreement on July 10, 2019, as defined and described in Notes 6 and 8, Capitol and Nesco reached agreements with their underwriters and financial advisors, reducing fees payable to such parties at the close of the Merger, including the deferred fee to the underwriters, by approximately $10 million in the aggregate. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement executed in connection with the Offering.

The Company’s stockholders prior to the Offering (the “Initial Stockholders”), the holders of the Private Placement Warrants (and underlying shares of common stock) and the holders of any warrants (and underlying shares of common stock) issued upon conversion of working capital loans made by the Company’s Sponsors, officers, directors or their affiliates, if any such warrants are issued, are entitled to registration rights with respect to their securities pursuant to an agreement dated as of August 15, 2017. The holders of the majority of the securities are entitled to demand that the Company register these securities at any time commencing after expiration of the transfer restrictions. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Subsequent to the consummation of the Offering, the Company entered into four consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining stockholder approval for a Business Combination in addition to certain executive assistant services. These agreements provide for aggregate annual fees of approximately $661,000 and aggregate success fees of $1,090,000 payable upon the consummation of a Business Combination.

Note 6 — Merger Agreement

On April 7, 2019, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”), as amended (see Note 8), by and among the Company, Capitol Intermediate Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Intermediate Holdings”), Capitol Investment Merger Sub 1, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), Capitol Investment Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“New HoldCo”), NESCO Holdings, LP, a Delaware limited partnership (the “Nesco Owner”), and Nesco.

Pursuant to the Merger Agreement, (i) the Company was to domesticate as a Delaware corporation and be renamed “Nesco Holdings, Inc.” (the “Domestication”), (ii) Merger Sub will merge with and into Nesco, with Nesco surviving as a wholly-owned subsidiary of the Company (the “Initial Merger”), and (iii) immediately after the Initial Merger, Nesco will merge with and into New HoldCo, with New HoldCo surviving as an indirect wholly-owned subsidiary of the Company (the “Subsequent Merger”, and together with the Initial Merger, the “Mergers”, and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Transactions”). As a result of the Transactions, Nesco will become a limited liability company and a wholly-owned subsidiary of the Company, with Nesco Owner becoming a securityholder of the Company. The Domestication took effect on July 30, 2019.

NESCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Under the Merger Agreement as originally executed, Nesco Owner was to receive (i) $75,000,000 of cash (subject to adjustment), (ii) 17,464,235 shares of common stock and (iii) warrants to purchase 2,500,000 shares of common stock. Nesco Owner was also to have the right to receive up to 1,800,000 additional shares of common stock, for a period of five years following the closing of the Transactions, in increments of 900,000 shares, if (x) the trading price of the Company’s common stock exceeds $13.00 per share or $16.00 per share for any 20 trading days during a 30 consecutive trading day period or (y) a sale transaction of the combined company occurs in which the consideration paid per share to holders of common stock of the combined company exceeds $13.00 per share or $16.00 per share. On July 10, 2019, the terms of the Merger Agreement were amended as described in Note 8 below.

In connection with the Domestication, (i) each outstanding Class A ordinary share of the Company automatically converted into one share of common stock of the Company, (ii) the outstanding warrants of the Company automatically converted into warrants entitling the holders to purchase shares of common stock beginning 30 days after the consummation of the Business Combination and (iii) the outstanding Class B ordinary shares of the Company automatically converted into common stock. In connection with the Transactions, the Initial Stockholders (including Capitol’s independent directors) will forfeit a certain number of shares of common stock and warrants of the Company and will subject an additional number of other shares to an additional lockup that will be released upon the achievement of the $13.00 and $16.00 share triggers applicable to Nesco Owner described above.

In connection with the execution of the Merger Agreement, New HoldCo executed a commitment letter among New Holdco, JPMorgan Chase Bank, N.A., Fifth Third Bank, Morgan Stanley Senior Funding, Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., and Citigroup Global Markets Inc. pursuant to which the lender parties committed to provide the Company with each of (i) $350 million in aggregate principal amount of commitments pursuant to a first lien senior secured asset based revolving credit facility and (ii) $400 million in second lien senior secured increasing rate bridge loans, subject to definitive documentation and certain customary closing conditions and solely to the extent that the Company is unable to issue and sell senior second lien notes in a Rule 144A or other private placement yielding up to $400 million in gross proceeds on or prior to the closing of the Transactions. On July 26, 2019, New HoldCo executed an agreement to sell $475 million of Senior Secured Second Lien Notes due 2024 (the “Notes”). The offering is conditioned upon, and is expected to be consummated concurrently with, the consummation of the transactions contemplated by the Merger Agreement and certain other transactions. The sale of the Notes is also subject to other customary closing conditions.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2019 and December 31, 2018, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2019 and December 31, 2018, there were 12,040,721 and 11,909,851 shares of common stock issued and outstanding, respectively, excluding 38,271,779 and 38,402,649 shares of common stock subject to possible redemption, respectively.

Note 8 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Convertible Promissory Notes

On July 29, 2019, the Company issued an aggregate of $550,000 of convertible promissory notes to the Lenders. The loans are unsecured, non-interest bearing and are payable at the consummation by the Company of a Business Combination. Upon consummation of a Business Combination, the principal balance of the notes may be converted, at the holders’ option, to warrants at a price of $1.50 per warrant (subject to compliance with the terms of the Merger Agreement which restricts the Company’s ability to convert such notes to warrants except in certain cases).

NESCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Stockholder Vote

On July 16, 2019, the Company held an extraordinary general meeting, pursuant to which the Company’s stockholders approved, among others, the following proposals:

●	The Company be deregistered under the Cayman Islands Companies Law and domesticate under Section 388 of the Delaware General Corporation Law, pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware

●	Adoption of the Merger Agreement, as amended. The number of holders of the Company’s common stock exercising their redemption rights in connection with this vote did not result in the Company having less than $5,000,001 of net tangible assets after giving effect to all holders of public shares that redeemed their shares for cash. Holders of 26,091,034 shares of the Company’s common stock elected to redeem their shares. Assuming no holder chooses to reverse their redemption election, the amount that will be paid out to redeem such shares will be approximately $267.1 million based on the amount held in trust on June 30, 2019.

Amendment to Merger Agreement

On July 10, 2019, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the Amendment, the initial enterprise value of the combined company after the Business Combination was reduced by $50 million, to approximately $1,037 million (assuming no redemptions). As a result, the consideration to be issued to Nesco Owner was reduced and the Sponsor agreed to cancel an additional number of its shares, as follows

●	Nesco Owner will no longer receive cash consideration in an amount of $75 million, and instead will receive common stock consideration at a price of $10.00 per share, for an aggregate of 7,500,000 shares of common stock, regardless of redemptions;

●	excluding the 7,500,000 additional shares referred to above, the aggregate common stock consideration to Nesco Owner was reduced by 3,303,597 shares as Nesco Owner’s contribution to the $50 million enterprise value reduction;

●	earnout consideration to Nesco Owner was increased by 1,651,798 shares, which additional shares may be earned by Nesco Owner if, from the consummation of the Business Combination until the seventh anniversary thereof, the trading price of the combined company’s common stock exceeds $19.00 per share for any period of 20 trading days out of a consecutive 30 trading day period or if a sale transaction of the combined company occurs in which the consideration paid per share to holders of common stock exceeds $19.00 per share;

●	an additional (i) 348,201 shares of common stock owned by the Sponsor will be cancelled and (ii) 348,202 shares of common stock owned by the Sponsor will be subject to lock-up and potential forfeiture for the seven-year period following the consummation of the business combination, which risk of forfeiture will lapse if the trading price of the combined company’s common stock exceeds $19.00 per share for any period of 20 trading days out of a consecutive 30 trading day period or if a sale transaction of the combined company occurs in which the consideration paid per share to holders of common stock exceeds $19.00 per share; and

●	concurrently with the closing of the Business Combination, Nesco Owner or one or more of its affiliates will purchase 2,500,000 newly issued shares of the Company’s common stock at a price of $10.00 per share (for gross proceeds to the Company of $25 million), payable in cash.

Nesco has also agreed to waive the condition to closing of the Business Combination pursuant to the Merger Agreement that the amount of cash available to the Company upon closing of the Business Combination must not be less than $265 million after giving effect to payment of amounts that the Company will be required to pay to redeeming stockholders, subject to certain other conditions and as long as cash available to the Company after the closing of the Business Combination is not less than $200 million.

NESCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Subscription Agreements

On July 22, 2019, the Company entered into subscription agreements (“Subscription Agreements”) with (i) each of Capitol Acquisition Management IV LLC, Capitol Acquisition Founder IV LLC and the other directors of the Company (collectively the “Capitol Purchasers”) and (ii) NESCO Holdings, LP (“ECP Purchaser”), an affiliate of Nesco Owner.

Pursuant to the Subscription Agreements, the Company will, immediately following the consummation of the Business Combination, sell (i) an aggregate of 1,000,000 shares of common stock of the Company to the Capitol Purchasers at $10.00 per share and (ii) 4,500,000 shares of common stock to the ECP Purchaser at $10.00 per share (2,500,000 shares of which shall be subject to receipt by the ECP Purchaser or its affiliates of at least $25 million in full repayment of certain outstanding indebtedness).

Bond Offering

On July 26, 2019, New HoldCo executed an agreement to sell $475 million of Notes. The offering is conditioned upon, and is expected to be consummated concurrently with, the consummation of the transactions contemplated by the Merger Agreement and certain other transactions. The sale of the Notes is also subject to other customary closing conditions.

Domestication

On July 30, 2019, in connection with the proposed transaction with Nesco, the Company effectuated the Domestication pursuant to which the Company deregistered under the Cayman Islands Companies Law and domesticated under Section 388 of the Delaware General Corporation Law, pursuant to which the Company’s jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware. In connection with the Domestication, the Company filed a certificate of incorproation with the State of Delaware pursuant to which, among other things, the Company changed its name from “Capitol Investment Corp. IV” to “Nesco Holdings, Inc.” and changed the authorized capital of the Company from 400,000,000 authorized Class A ordinary shares, 50,000,000 authorized Class B ordinary shares, and 1,000,000 authorized preference shares to 250,000,000 authorized shares of common stock, and 5,000,000 authorized shares of preferred stock. The financial statements have been adjusted to retroactively reflect the Domestication and the filing of the certificate of incorporation.

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

Overview

We are a blank check company formed in the Cayman Islands on May 1, 2017 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On July 30, 2019, we consummated the Domestication pursuant to which we deregistered under the Cayman Islands Companies Law and domesticated under Section 388 of the Delaware General Corporation Law, pursuant to which our jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware. In connection with the Domestication, wechanged our name from “Capitol Investment Corp. IV” to “Nesco Holdings, Inc.”

We consummated the Offering on August 21, 2017. All activity through June 30, 2019 relates to our formation, the Offering and simultaneous private placement of Private Placement Warrants (each as described below), our search for a target business with which to complete an initial business combination and activities in connection with the proposed business combination with Nesco.

Recent Developments

On April 7, 2019, we entered into the Merger Agreement, as subsequently amended, by and among the Company, Intermediate Holdings, Merger Sub, New HoldCo, Nesco Owner and Nesco. See Note 6 and Note 8 in Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We will not generate any operating revenues until the closing and completion of our business combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, we had net income of $1,121,159, which consists of interest income on marketable securities held in the Trust Account of $2,050,569, offset by operating costs of $904,919 and an unrealized loss on marketable securities held in the Trust Account of $24,491.

For the six months ended June 30, 2019, we had net income of $2,884,187, which consists of interest income on marketable securities held in the Trust Account of $4,325,260, offset by operating costs of $1,441,073.

For the three months ended June 30, 2018, we had net income of $1,020,245, which consists of interest income on marketable securities held in the Trust Account of $1,513,001, and an unrealized loss on marketable securities held in the Trust Account of $1,181, offset by operating costs of $491,575.

For the six months ended June 30, 2018, we had net income of $1,975,619, which consists of interest income on marketable securities held in the Trust Account of $2,880,438, offset by operating costs of $904,819.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $83,606 held outside the Trust Account. Until the consummation of the Offering, our only source of liquidity was an initial purchase of shares by the Sponsors, and loans and advances from related parties.

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

For the six months ended June 30, 2019, cash used in operating activities was $1,334,647. Net income of $2,884,187 was offset by interest earned on marketable securities held in the Trust Account of $4,325,260. Changes in our operating assets and liabilities provided $106,426 of cash.

For the six months ended June 30, 2018, cash used in operating activities was $857,602. Net income of $1,975,619 was offset by interest earned on marketable securities held in the Trust Account of $2,880,438. Changes in our operating assets and liabilities provided $47,217 of cash.

As of June 30, 2019, we had cash and marketable securities held in the Trust Account of $412,052,878. We may withdraw interest to pay our income taxes, if any, and up to $750,000 annually for our working capital needs. In March 2018, our first year of operations, we withdrew $750,000 of interest income from the Trust Account for working capital purposes. In October 2018, our second year of operations, we withdrew a further $750,000 of interest income from the Trust Account for working capital purposes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our stockholders prior to the Offering and such amount of proceeds from the Offering that were placed in an account outside of the Trust Account for working capital purposes, interest that has been earned on the funds in the Trust Account released to us for working capital needs, and through loans from our officers, directors and stockholders. In March and May 2019, the Lenders loaned us an aggregate of $950,000. On July 29, 2019, the Lenders loaned us an additional $550,000. The loans are unsecured, non-interest bearing and are payable at the consummation of a business combination. Upon consummation of a business combination, the principal balance of the notes may be converted, at the holders’ option, to warrants at a price of $1.50 per warrant (subject to compliance with the terms of the Merger Agreement which restricts the Company’s ability to convert such notes to warrants except in certain cases). The terms of the warrants would be identical to the Private Placement Warrants. If the Lenders convert the entire principal balance of the convertible promissory notes, they would receive warrants to purchase an aggregate of 1,000,000 shares of common stock. If a business combination is not consummated, the notes will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of the Trust Account.

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

We did not have any off-balance sheet arrangements as of June 30, 2019.

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

Common stock subject to redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock contains certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net income (loss) per share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On August 21, 2017, we consummated the Offering of 40,250,000 units, including 5,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one third of one redeemable warrant (“Warrant”), each whole Warrant to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $402,500,000. Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC acted as joint book-running managers of the Offering. The securities in the Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 219146). The Securities and Exchange Commission declared the registration statement effective on August 15, 2017.

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

NESCO HOLDINGS, INC.

Date: July 30, 2019	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)