Form 10-Q
period 2019-09-30
NESCO HOLDINGS, INC.
filed 2019-11-12
CIK 1709682

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-38186
_______________________________
Nesco Holdings, Inc.
(Exact name of registrant as specified in its charter)
_______________________________

Indiana	35-1841460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6714 Pointe Inverness Way, Suite 220
Fort Wayne, IN 46804
(Address of principal executive offices, including zip code)
(800) 252-0043
(Registrant’s telephone number, including area code)
_______________________________

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	NSCO	New York Stock Exchange
Redeemable warrants, exercisable for Common Stock, $0.0001 par value	NSCO.WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☐     NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐    NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐     NO  ☐
The number of ordinary shares outstanding of NESCO Holdings, Inc. as of November 12, 2019, was 49,033,903.

Nesco Holdings, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS
Nesco Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash	$201	$2,140
Accounts receivable, net of allowance of $4,120 and $7,562, respectively	62,617	52,559
Inventory	21,409	11,435
Prepaid expenses and other	4,791	2,483
Total current assets	89,018	68,617
Property and equipment, net	9,195	2,763
Rental equipment, net	341,870	320,722
Other Assets
Goodwill	228,714	228,714
Other intangible assets, net	70,236	70,740
Total other assets	298,950	299,454
Total Assets	$739,033	$691,556
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$36,178	$20,867
Accrued expenses	5,495	6,359
Accrued interest expense	10,144	14,024
Deferred rent income	2,314	4,762
Current portion of capital lease obligations	5,313	4,866
Current maturities of long-term debt	1,280	2,531
Total current liabilities	60,724	53,409
Long-term debt, net	655,396	756,872
Capital leases	24,140	28,418
Deferred tax liabilities	12,006	11,191
Other liabilities	2,552	422
Total long-term liabilities	694,094	796,903
Commitments and contingencies (see Note 10)
Stockholders' Deficit
Common stock - $0.0001 par value, 250,000,000 shares authorized, 49,033,903 and 21,660,638 shares issued and outstanding, at September 30, 2019 and December 31, 2018, respectively	5	2
Additional paid-in capital	432,027	259,298
Accumulated deficit	(447,817)	(417,660)
Accumulated other comprehensive loss	—	(396)
Total stockholders' deficit	(15,785)	(158,756)
Total Liabilities and Stockholders' Deficit	$739,033	$691,556
See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s, except share and per share data)	2019	2018	2019	2018
Revenue
Rental revenue	$50,103	$45,867	$143,871	$136,778
Sales of rental equipment	3,436	5,377	15,167	15,562
Sales of new equipment	1,246	8,024	8,076	12,167
Parts sales and services	7,657	4,814	19,675	13,102
Total revenue	62,442	64,082	186,789	177,609
Cost of Revenue
Cost of rental revenue, excluding depreciation	13,332	13,686	36,802	37,511
Depreciation of rental equipment	17,907	15,208	52,012	46,517
Cost of rental equipment sales	2,847	4,041	12,653	13,053
Cost of new equipment sales	1,116	7,287	6,618	10,639
Cost of parts sales and services	5,600	3,346	14,921	9,248
Major repair disposal	376	300	1,522	1,061
Total cost of revenue	41,178	43,868	124,528	118,029
Gross Profit	21,264	20,214	62,261	59,580
Operating Expenses
Transaction expenses	3,325	127	7,394	163
Selling, general, and administrative expenses	10,514	8,369	26,634	26,085
Amortization expense	724	720	2,172	2,103
Non-rental depreciation	21	58	92	161
Asset impairment	657	—	657	—
Other operating expenses	434	—	1,213	—
Total operating expenses	15,675	9,274	38,162	28,512
Operating Income	5,589	10,940	24,099	31,068
Other Expense (Income)
Loss on extinguishment of debt	4,005	—	4,005	—
Interest expense, net	16,533	14,196	46,376	41,649
Other (income) expense, net	2,567	(42)	2,545	286
Total other expenses	23,105	14,154	52,926	41,935
Loss Before Income Taxes	(17,516)	(3,214)	(28,827)	(10,867)
Income Tax Expense	494	463	1,330	1,253
Net Loss	$(18,010)	$(3,677)	$(30,157)	$(12,120)
Loss per share:
Basic and diluted	$(0.45)	$(0.17)	$(1.09)	$(0.56)
Weighted-average common shares outstanding:
Basic and diluted	39,909,481	21,660,638	27,743,586	21,660,638
See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2019	2018	2019	2018
Net loss	$(18,010)	$(3,677)	$(30,157)	$(12,120)
Other comprehensive loss
Interest rate collar (net of taxes of $285)	—	—	(388)	—
Other comprehensive loss	—	—	(388)	—
Comprehensive loss	$(18,010)	$(3,677)	$(30,545)	$(12,120)
During the three and nine months ended September 30, 2019, $0.8 million (net of taxes of $0.3 million) was reclassified from accumulated other comprehensive loss and recorded in the Unaudited Condensed Consolidated Statements of Operations.
There were no reclassifications from accumulated other comprehensive loss reflected in the Unaudited Condensed Consolidated Statements of Operations during the three and nine month periods ended September 30, 2018.

See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in $000s)	2019	2018
Operating Activities
Net loss	$(30,157)	$(12,120)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation	52,104	46,678
Amortization - intangibles	2,172	2,103
Amortization - financing costs	2,099	2,721
Provision for losses on accounts receivable	3,472	2,563
Share-based payments	463	850
Gain on sale of rental equipment and parts	(3,930)	(10,798)
Gain on insurance proceeds - damaged equipment	(570)	—
Major repair disposal	1,522	1,061
Loss on extinguishment of debt	4,005	—
Change in fair value of derivative	2,552	—
Asset impairment	657	—
Deferred tax expense	816	844
Changes in assets and liabilities:
Accounts receivable	(13,728)	(3,010)
Inventory	(13,742)	(8,544)
Prepaid expenses and other	(2,211)	(827)
Accounts payable	4,792	(4,403)
Accrued expenses and other liabilities	(4,770)	(10,806)
Unearned income	(4,832)	(634)
Net cash flow from operating activities	714	5,678
Investing Activities
Cash paid for business acquisition, net of cash acquired	—	(1,593)
Purchase of equipment - rental fleet	(77,752)	(33,101)
Proceeds from sale of rental equipment and parts	22,608	32,014
Insurance proceeds from damaged equipment	1,721	—
Purchase of other property and equipment	(7,166)	(3,976)
Other	(1,671)	3
Net cash flow from investing activities	(62,260)	(6,653)
Financing Activities
Proceeds from debt	475,000	—
Borrowings under revolving credit facilities	243,000	38,000
Repayments under revolving credit facilities	(259,000)	(30,000)
Repayments of notes payable	(527,348)	(1,475)
Capital lease payments	(3,830)	(4,017)
Proceeds from merger and recapitalization	147,268	—
Finance fees paid	(15,483)	(1,645)
Net cash flow from financing activities	59,607	863
Net Change in Cash	(1,939)	(112)
Cash at Beginning of Period	2,140	960
Cash at End of Period	$201	$848
	Nine Months Ended September 30,
(in $000s)	2019	2018
Supplemental Cash Flow Information
Cash paid for interest	$47,861	$48,542
Cash paid for income taxes	444	347
Non-Cash Investing and Financing Activities
Transfer of parts inventory to leased equipment	3,767	3,936
Rental equipment purchases in accounts payable	21,227	11,282
Rental equipment sales in accounts receivable	169	1,291
Insurance recoveries accrued in accounts receivable	189	—
Rental equipment on capital lease	—	6,694
Acquisition	—	3,546
See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
(in $000s, except share data)	Shares	Amount
Balance, January 1, 2019	21,660,638	$2	$259,298	$(417,660)	$(396)	$(158,756)
Net loss	—	—	—	(6,724)	—	(6,724)
Share-based payments	—	—	128	—	—	128
Interest rate collar	—	—	—	—	88	88
Balance, March 31, 2019	21,660,638	2	259,426	(424,384)	(308)	(165,264)
Net loss	—	—	—	(5,423)	—	(5,423)
Share-based payments	—	—	52	—	—	52
Interest rate collar	—	—	—	—	(476)	(476)
Balance, June 30, 2019	21,660,638	2	259,478	(429,807)	(784)	(171,111)
Net loss prior to reverse recapitalization	—	—	—	(10,988)	—	(10,988)
Net loss post reverse recapitalization	—	—	—	(7,022)	—	(7,022)
Reverse capitalization	27,373,265	3	172,266	—	—	172,269
Share-based payments	—	—	283	—	—	283
Interest rate collar	—	—	—	—	784	784
Balance, September 30, 2019	49,033,903	$5	$432,027	$(447,817)	$—	$(15,785)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
(in $000s, except share data)	Shares	Amount
Balance, January 1, 2018	21,660,638	$2	$258,168	$(402,134)	$—	$(143,964)
Net loss	—	—	—	(3,034)	—	(3,034)
Share-based payments	—	—	290	—	—	290
Balance, March 31, 2018	21,660,638	2	258,458	(405,168)	—	(146,708)
Net loss	—	—	—	(5,409)	—	(5,409)
Share-based payments	—	—	280	—	—	280
Balance, June 30, 2018	21,660,638	2	258,738	(410,577)	—	(151,837)
Net loss	—	—	—	(3,677)	—	(3,677)
Share-based payments	—	—	280	—	—	280
Balance, September 30, 2018	21,660,638	$2	$259,018	$(414,254)	$—	$(155,234)

See accompanying notes to unaudited condensed consolidated financial statements.

 Nesco Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Business

Organization

Nesco Holdings, Inc. (“Holdings”), a Delaware corporation, serves as the parent for our primary operating company, NESCO, LLC. NESCO, LLC, an Indiana limited liability company, and its wholly owned subsidiaries (collectively, “we,” “our,” “us,” “Nesco,” or the "Company"), is engaged in the business of providing a range of services and products to customers through rentals of specialty equipment, sales of parts related to the specialty equipment, and repair and maintenance services related to that equipment.

Holdings' wholly-owned subsidiaries include NESCO Holdings I, Inc. (which was the ultimate parent holding company prior to the transaction described below) ("Holdings I"), NESCO Finance Corporation, a Delaware corporation, NESCO Investments, LLC, a Delaware limited liability company, NESCO International, LLC, a Delaware limited liability company, and NESCO El Alquiler S. de R.L. de C.V., an operating company in Mexico.

We are a specialty equipment rental provider to the electric utility transmission and distribution, telecommunications and rail industries in North America. Our core business relates to our fleet of specialty rental equipment that is utilized by service providers in infrastructure improvement work. Specifically, we offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade and installation of critical infrastructure assets, including electric lines, telecommunications networks and rail systems, as well as for lighting and signage. We rent and sell a broad range of new and used equipment, including bucket trucks, digger derricks, line equipment, cranes, pressure diggers, and underground equipment, which forms our Equipment Rental and Sales ("ERS") segment. To complement our fleet, we also provide a one-stop shop for existing and prospective Nesco customers to purchase or rent parts, tools, and accessories needed to outfit their specialty truck fleet. These activities form our Parts, Tools, and Accessories (“PTA”) segment. We are positioned to serve all 50 U.S. states and 13 Canadian provinces and territories via our network of over 50 locations in the United States and Canada.

Merger with Capitol Investment Corp. IV

On April 7, 2019, Holdings I entered into a definitive agreement (as amended, the “Merger Agreement”) with Capitol Investment Corp. IV ("Capitol"), a public investment vehicle, whereby the parties agreed to merge, resulting in the parent of Holdings I becoming a publicly listed company. This merger closed on July 31, 2019 (“Merger”), which consummated as a result of the following (the “Transactions”):

•
Holders of 26,091,034 shares of Capitol Class A ordinary shares sold in its initial public offering exercised their rights to convert those shares to cash at a conversion price of $10.24 per share, or an aggregate of approximately $267.2 million. The per share conversion price of $10.24 for holders of public shares electing conversion was paid out of Capitol’s trust account, which had a balance immediately prior to the closing of approximately $412.3 million. Concurrently, NESCO Holdings, LP, a Delaware limited partnership controlled by Energy Capital Partners ("Nesco Owner") and the sole shareholder of Holdings I, purchased 4,500,000 newly-issued shares of common stock at a price of $10.00 per share in exchange for a combination of cash and full repayment of certain outstanding indebtedness, and the founders of Capitol (the "Capitol Sponsors") purchased in aggregate 1,000,000 newly-issued shares of common stock at a price of $10.00 per share, paid in cash (see Note 5).

•
Of the remaining funds in the trust account and amounts from the sale of the newly-issued common stock described above: (i) approximately $17.8 million was used to pay Capitol’s transaction expenses, (ii) $127.8 million was used to pay down Nesco's debt, and (iii) the balance of approximately $10.2 million was released to Nesco to be used to pay certain of Nesco's transaction-related costs. The amount remaining (after deducting direct equity issuance costs of $10.0 million) from the combination of the trust account funds and consideration received from Nesco Owner and the Capitol Sponsors discussed above of $172.3 million was reflected as contributed capital in the Company's Condensed Consolidated Statements of Stockholders' Deficit in the three months ended September 30, 2019.

•	In connection with the Merger, Capitol became Holdings by domesticating from the Cayman Islands as a corporation formed under the laws of the State of Delaware named Nesco Holdings, Inc.

•
Immediately after giving effect to the Transactions (including as a result of the conversions described above and certain forfeitures of Capitol common stock and warrants immediately prior to the closing), there were 49,033,903 shares of common stock issued and outstanding, which excludes the additional shares that Nesco Owner may be entitled to as further described below. Additionally, there were warrants to purchase 20,949,980 shares of common stock issued and outstanding.

•
Upon the closing, Capitol’s common stock, warrants and units ceased trading, and upon the opening of trading on August 1, 2019, Holdings' common stock and warrants began trading on the NYSE, respectively, under the symbol “NSCO” and “NSCO WS,” respectively.

•
Upon the completion of the Transactions, NESCO Holdings, LP, a Delaware limited partnership controlled by Energy Capital Partners ("Nesco Owner"), and certain members of management of the Company received 21,660,638 shares of Holdings and warrants to purchase 2,500,000 shares of Holdings, in exchange for all of the share capital. Nesco Owner also obtained the right to receive up to 3,451,798 additional common shares of the Company upon the occurrence of certain events.

•
At the closing of the Transactions, Nesco Owner and certain members of management of Holdings held approximately 53% of the issued and outstanding ordinary shares of Holdings and stockholders of Capitol held approximately 47% of the issued and outstanding shares of Holdings.

Accordingly, the Merger transactions were treated as the equivalent of Holdings I issuing stock for the net assets of Capitol. Consistent with SEC Topic 12, Reverse Acquisitions and Reverse Recapitalizations, the acquisition of a private operating company by a non-operating public shell corporation typically results in the owners and management of the private company having actual or effective voting control and operating control of the combined company. Therefore, the transaction is, in substance, a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting is similar to that of a reverse acquisition, except that no goodwill or other intangible assets should be recorded. The net assets of Capitol as of July 31, 2019, were stated at historical cost, and no goodwill or other intangible assets were recorded.

Note 2: Summary of Significant Accounting Policies
Basis of Presentation

The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with Holdings I’s audited financial statements for the year ended December 31, 2018, included in Capitol's final prospectus and definitive proxy statement filed with the Securities and Exchange Commission on June 4, 2019 (as supplemented on June 24, 2019 and July 11, 2019), and incorporated by reference in the Current Report on Form 8-K filed with the SEC on August 1, 2019.

The Transactions were accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Capitol was treated as the acquired company and Holdings I was treated as the acquirer for financial reporting purposes. Therefore, the consolidated financial results include information regarding Holdings I as Nesco Holdings, Inc.'s predecessor entity. Thus, the financial statements included in this report reflect: (i) the historical operating results of Holdings I prior to the Transactions; (ii) the combined results of Capitol and Holdings I following the Transactions (effectively, Nesco Holdings, Inc.); (iii) the assets, liabilities and stockholder's equity of Holdings I at their historical costs; and (iv) Nesco Holdings, Inc.’s equity and earnings per share presented for the period from the Closing Date of the Transactions.

Use of Estimates
These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, and accordingly, include amounts that require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in the notes thereto. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives and salvage values of our rental equipment. Actual results may differ from these estimates and assumptions.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements
Leases
The FASB’s new guidance to account for leases (“Topic 842”) by entities that are lessees, requires (1) recognition of lease assets and lease liabilities on the balance sheet and (2) disclosure of key information about leasing arrangements. Topic 842 provides two classifications for leases: financing or operating.
Finance leases - The accounting and recognition for leases qualifying as finance leases is similar to the accounting and recognition required under ASC Topic 840, Leases (“Topic 840”), for capital leases. As of September 30, 2019, we have capital lease obligations of approximately $29.5 million. When we make our contractually required payments under the capital leases, we allocate a portion to reduce the capital lease obligation and a portion is recognized as interest expense. The assets leased under the capital leases are included in rental equipment, and depreciation thereon is recognized in cost of rental revenue.
Operating leases - Under Topic 842, operating leases result in the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Under Topic 842, operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, upon adoption of Topic 842, we will use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets will also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease that we are reasonably certain to exercise. Lease expense under Topic 842 will be recognized on a straight-line basis over the lease term. Upon adoption of Topic 842, we expect to recognize operating lease ROU assets and lease liabilities that reflect the present value of these future payments, which we currently estimate to be in the range of $8.0 million to $10.0 million.
In October 2019, the FASB approved its proposal to defer the effective date of Topic 842 by one year. Accordingly, we will adopt Topic 842 effective January 1, 2021, using the transition method that allows us to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We additionally expect to use the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component.
Under Topic 842, lessor accounting will remain substantially similar to the current accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. On July 30, 2018, the FASB issued ASU 2018-11, which created a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single lease component. We are currently in the process of evaluating whether our lease arrangements will meet the criteria under the practical expedient to account for lease and non-lease components as a single lease component, which would alleviate the requirement upon adoption of Topic 842 that we reallocate or separately present lease and non-lease components.
Derivatives
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which includes changes to its accounting guidance for derivatives and hedging, which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Some changes resulting from this new guidance include the elimination of the concept of recognizing periodic hedge ineffectiveness for cash flow hedges, changes to the recognition and presentation of changes in the fair value of the hedging instrument, enhancement of the ability to use the critical-terms-match method for the cash flow hedge of groups of forecasted transactions when the timing of the hedged transactions does not perfectly match the hedging instrument’s maturity date, and the addition of new disclosure requirements and amendments to existing ones. This new guidance is effective for us as of January 1, 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Revenue Recognition
Following the adoption of Topic 606, as of January 1, 2018, we recognized revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 840, which addresses lease accounting, for which we will adopt an update to this standard using the modified retrospective approach, as described herein. For the three and nine months ended September 30, 2019 and 2018, we recognized rental revenue in accordance with Topic 840 Leases, which is the lease accounting standard.

Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A “performance obligation” is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services. As reflected below, most of our revenue is accounted for under Topic 840. Our contracts with customers generally do not include multiple performance obligations. The inset below presents our revenue types based on the accounting standard used to determine the accounting.

	Three Months Ended September 30,			Three Months Ended September 30,
	2019			2018
(in $000s)	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental revenue	$47,821	$—	$47,821	$43,944	$—	$43,944
Shipping and handling	—	2,282	2,282	—	1,923	1,923
Total rental revenue	47,821	2,282	50,103	43,944	1,923	45,867
Sales and services:
Sales of rental equipment	—	3,436	3,436	—	5,377	5,377
Sales of new equipment	—	1,246	1,246	—	8,024	8,024
Parts and services	—	7,657	7,657	—	4,814	4,814
Total sales and services	—	12,339	12,339	—	18,215	18,215
Total revenue	$47,821	$14,621	$62,442	$43,944	$20,138	$64,082

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019			2018
(in $000s)	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental revenue	$137,194	$—	$137,194	$130,905	$—	$130,905
Shipping and handling	—	6,677	6,677	—	5,873	5,873
Total rental revenue	137,194	6,677	143,871	130,905	5,873	136,778
Sales and services:
Sales of rental equipment	—	15,167	15,167	—	15,562	15,562
Sales of new equipment	—	8,076	8,076	—	12,167	12,167
Parts and services	—	19,675	19,675	—	13,102	13,102
Total sales and services	—	42,918	42,918	—	40,831	40,831
Total revenue	$137,194	$49,595	$186,789	$130,905	$46,704	$177,609

Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers as well as charges to customers for damaged equipment. Effective July 1, 2019, damage billings are classified in rental revenue, given that the amounts are directly related to the Company's rental arrangements with its customers. Amounts for damages in comparable prior periods have been reclassified to rental revenue from parts and services in the above table ($0.9 million and $2.5 million for the three and nine months ended September 30, 2018, respectively, and $3.2 million and $2.6 million for the years ended December 31, 2018 and 2017, respectively). Additionally, sales of equipment, which are presented separately between sales of rental equipment and new equipment, were previously presented on a combined basis as equipment sales. For the years ended December 31, 2018 and 2017, sales of rental equipment were $26.0 million and $17.2 million, respectively, and sales of new equipment were $18.4 million and $10.1 million, respectively.

Rental Equipment
Rental equipment consisted of the following:

(in $000s)	September 30, 2019	December 31, 2018
Rental equipment	$603,506	$541,529
Less: accumulated depreciation	(261,636)	(220,807)
Rental equipment, net	$341,870	$320,722

We recorded a major repair disposal expense of $0.4 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively, related to units needing major repairs.
On September 27, 2019, we commenced closure of the Company's operations in Mexico due to continued delays in contracts from the Mexican government. An impairment loss of $0.7 million was recorded to reduce the carrying amount of rental equipment to its fair value, which was determined based on a recent analysis of market activity (i.e., Level 3 fair value as defined in Note 8 herein) for the equipment at these operations. The Company also recorded a $0.2 million charge for the statutorily-required minimum benefits to be be provided to employees due to their involuntary termination. These charges are included in Impairment loss and Selling, General, and Administrative expenses on the Unaudited Condensed Consolidated Statements of Operations, respectively.
Note 3: Segments
We operate and have two reportable business segments, Equipment Rental and Sales (“ERS”) and Parts, Tools, and Accessories (“PTA”). ERS provides rental solutions to utilities and contractors serving multiple infrastructure end-markets, including electric transmission and distribution, telecom, rail, lighting and signage. We rent and sell specialized equipment to utilities and utility contractors that build and maintain critical transmission and distribution infrastructure. Utilizing our national platform and rental fleet, we expanded our focus on equipment rental to the telecom, rail, lighting and signage end-markets. The majority of our existing equipment can be used across multiple end-markets and many of our customers operate in multiple end-markets. We rent and sell a broad range of new and used equipment including bucket trucks, digger derricks, line equipment, cranes, pressure diggers, rail mounted equipment and underground equipment. Our PTA segment offers customers sale and rental solutions for parts, tools, and accessories to complement our specialty equipment line.
Our reportable segments align with the information our chief operating decision maker (“CODM”) receives on a regular basis to evaluate the performance of the business and to allocate resources. The accounting principles applied at the operating segment level in determining gross profit are generally the same as those applied at the consolidated financial statement level. There are no inter-segment revenues, and cost allocations to operating segment cost of revenue are minimal; that is, revenue, cost of equipment and parts sold or rented, depreciation of rental equipment and gross profit are directly attributed to each of the operating segments.The following tables present our financial information by segment:

	Three Months Ended September 30,			Three Months Ended September 30,
	2019			2018
(in $000s)	ERS	PTA	Total	ERS	PTA	Total
Rental revenue	$46,174	$3,929	$50,103	$43,033	$2,834	$45,867
Sales of rental equipment	3,436	—	3,436	5,377	—	5,377
Sales of new equipment	1,246	—	1,246	8,024	—	8,024
Parts sales and services	—	7,657	7,657	—	4,814	4,814
Total revenues	$50,856	$11,586	$62,442	$56,434	$7,648	$64,082
Cost of revenue and sales, excluding depreciation	16,878	6,393	23,271	24,240	4,420	28,660
Depreciation of rental equipment	16,849	1,058	17,907	14,271	937	15,208
Gross profit	$17,129	$4,135	$21,264	$17,923	$2,291	$20,214

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019			2018
(in $000s)	ERS	PTA	Total	ERS	PTA	Total
Rental revenue	$132,735	$11,136	$143,871	$128,363	$8,415	$136,778
Sales of rental equipment	15,167	—	15,167	15,562	—	15,562
Sales of new equipment	8,076	—	8,076	12,167	—	12,167
Parts sales and services	—	19,675	19,675	—	13,102	13,102
Total revenues	$155,978	$30,811	$186,789	$156,092	$21,517	$177,609
Cost of revenue and sales, excluding depreciation	54,663	17,853	72,516	59,265	12,247	71,512
Depreciation of rental equipment	48,829	3,183	52,012	43,888	2,629	46,517
Gross profit	$52,486	$9,775	$62,261	$52,939	$6,641	$59,580

Total assets by segment are not disclosed herein because asset by operating segment data is not reviewed by the CODM as the basis to assess performance and allocate resources. Goodwill related to our ERS segment and PTA segment was $223.5 million and $5.3 million, respectively, as of September 30, 2019 and December 31, 2018.
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of segment gross profit to consolidated loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2019	2018	2019	2018
Gross profit	$21,264	$20,214	$62,261	$59,580
Transaction expenses	3,325	127	7,394	163
Selling, general and administrative expenses	10,514	8,369	26,634	26,085
Amortization expense	724	720	2,172	2,103
Non-rental depreciation	21	58	92	161
Asset impairment	657	—	657	—
Other operating expenses	434	—	1,213	—
Loss on extinguishment of debt	4,005	—	4,005	—
Interest expense, net	16,533	14,196	46,376	41,649
Other (income) expense	2,567	(42)	2,545	286
Loss before income taxes	$(17,516)	$(3,214)	$(28,827)	$(10,867)

We are positioned to serve all 50 U.S. states, 13 Canadian provinces and territories and 31 Mexican states using our network of locations in North America. The following tables present revenue by country and total assets by country:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2019	2018	2019	2018
Revenue:
United States	$60,115	$62,504	$181,248	$171,401
Canada	1,918	1,259	4,599	4,722
Mexico (1)	409	319	942	1,486
	$62,442	$64,082	$186,789	$177,609

(1)
On September 27, 2019, the Company began commencing activities for the closure of its Mexican operations, which is part of the ERS segment. For the three and nine months ended September 30, 2019, Mexico generated a loss before income taxes of $2.0 million and $3.8 million, respectively, which includes an impairment loss of $0.7 million and a charge for statutorily required termination benefits of $0.2 million (see Note 1) in 2019. For the three and nine months ended September 30, 2018, Mexico generated a loss before income taxes of $0.3 million and $1.2 million, respectively.

(in $000s)	September 30, 2019	December 31, 2018
Assets:
United States	$722,666	$669,942
Canada	8,758	11,923
Mexico	7,609	9,691
	$739,033	$691,556

Note 4: Debt

Debt obligations and associated interest rates consisted of the following as of September 30, 2019 and December 31, 2018 :

(in S000s)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
2019 Credit Facility	$193,000	$—	4.1%
Senior Secured Notes due 2024	475,000	—	10.0%
Revolving Credit Facility (1)	—	209,000		5.2%
Tranche B Revolving Credit Commitments (1)	—	25,000		9.5%
Senior Secured Notes due 2021 (1)	—	525,000		6.9%
Notes Payable	3,603	5,952
Total debt outstanding	671,603	764,952
Deferred finance fees	(14,927)	(5,549)
Net debt	656,676	759,403
Less current maturities	(1,280)	(2,531)
Long-term debt	$655,396	$756,872
(1) Repaid on July 31, 2019

On July 31, 2019, the amounts outstanding under the Revolving Credit Facility, Tranche B Revolving Credit Commitments, and Senior Secured Second Lien Notes due 2021 were extinguished. In connection with the extinguishment, unamortized deferred financing fees were written-off. The loss on extinguishment of debt aggregated $4.0 million.

2019 Credit Facility
On June 26, 2019, the Company entered into a secured asset based loan agreement ("2019 Credit Facility"), consisting of a $350.0 million first lien senior secured asset based revolving credit facility with a maturity of five years, which includes borrowing capacity available for letters of credit and borrowings on same-day notice.
The Company incurred $4.8 million in connection with the closing of the 2019 Credit Facility. This amount has been recorded as a reduction to the carrying value in the Unaudited Condensed Consolidated Balance Sheets and will be amortized over the term of the 2019 Credit Facility.

Borrowing under the 2019 Credit Facility are limited to certain borrowing base calculations that vary with eligible accounts receivable, inventory, and eligible rental equipment. As of September 30, 2019, there was $82.0 million in borrowing availability under the 2019 Credit Facility.

The interest rate per annum applicable to loans under the 2019 Credit Facility is, at the Company's option, equal to either an alternate base rate or an adjusted LIBOR rate (which, at the Company's option is available for a one-, two-, three-, or six- month interest period, or a twelve-month or period of less than one month if available from all relevant affected lenders) in each case, plus an applicable margin (such applicable margin to vary with the amount outstanding under the 2019 Credit Facility). The alternate base rate will be the greater of (i) the prime commercial lending rate published by The Wall Street Journal, (ii) the Federal Funds Effective Rate, plus 0.50%, (iii) the adjusted LIBOR rate for an interest period of one month plus 1.00% and (iv) 1.00%. The adjusted LIBOR rate will be the London interbank offered rate for eurodollar deposits for a period equal to the applicable interest period on the Reuters Screen LIBOR01 or LIBOR02 Page, as applicable, adjusted for statutory reserve requirements for eurocurrency liabilities and in no event, shall the adjusted LIBOR Rate be less than 0.00%. The ability to draw under the 2019 Credit Facility or issue letters of credit thereunder will be conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in in the 2019 Credit Facility agreement and the absence of any default or event of default under the 2019 Credit Facility.

The Company is required to pay a commitment fee to the lenders under the 2019 Credit Facility with respect to the unutilized commitments thereunder at a rate equal to 0.375% per annum (subject to reductions based upon the amount outstanding under the 2019 Credit Facility). The Company will also pay customary letter of credit and agency fees.

The balance outstanding on the 2019 Credit Facility will be payable on the earlier of July 31, 2024 or, if the Senior Secured Notes due 2024 remain outstanding and are outstanding on May 1, 2024, May 1, 2024. The Company will be required to repay outstanding loans under the 2019 Credit Facility if the outstanding loans under the 2019 Credit Facility exceed the lesser of (x) the borrowing base and (y) the commitments under the 2019 Credit Facility (the “Line Cap”). Additionally, the Company may voluntarily repay outstanding loans under the 2019 Credit Facility at any time without premium or penalty other than customary “breakage” costs with respect to eurocurrency loans.

All obligations under the 2019 Credit Facility are unconditionally guaranteed by each of the Company’s existing and future direct and indirect wholly owned domestic restricted subsidiaries (the “2019 Credit Facility Guarantors”), in each case subject to certain exceptions and permitted liens. All obligations under the 2019 Credit Facility and the guarantees of those obligations (as well as any interest-hedging or other swap agreements and cash management arrangements with the lenders and/or their affiliates under the 2019 Credit Facility) are secured by (subject to certain exceptions): (i) a first priority pledge by the Company of all of the equity interests of restricted subsidiaries directly owned by the Company and the 2019 Credit Facility Guarantors (limited to 65% of voting capital stock in the case of foreign subsidiaries owned directly by a U.S. subsidiary and subject to certain other exceptions) and subject to certain exceptions in the case of non-wholly owned subsidiaries and (ii) a first priority security interest in substantially all of the Company's present and after-acquired assets, as well as those of each of the 2019 Credit Facility Guarantors, all of the Company's proceeds and the proceeds of the 2019 Credit Facility Guarantors and all intercompany indebtedness owed to the Company and the 2019 Credit Facility Guarantors.

The 2019 Credit Facility is subject to covenants that, among other things, limit the Company's ability and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of the Company's restricted subsidiaries to pay dividends to the Company; create liens; transfer or sell assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company's affiliates; and designate subsidiaries as unrestricted subsidiaries. In addition, the 2019 Credit Facility will require the Company to comply with a financial maintenance covenant requiring the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00; provided that this covenant shall only be tested if availability under the

2019 Credit Facility is less than the greater of (i) 10% of the Line Cap and (ii) $30 million and shall be tested until availability is no longer less than such amounts for 20 consecutive calendar days.

Senior Secured Notes due 2024
In connection with the closing of the Transactions, on July 31, 2019 we completed a private offering for Senior Secured Second Lien Notes due 2024 (the "Senior Secured Notes") issued by Capitol Investment Merger Sub 2, LLC, our wholly owned and indirect subsidiary (the "Issuer"). The aggregate principal amount of the Senior Secured Notes was $475.0 million. The Senior Secured Notes bear interest at a rate of 10.0% per annum payable semi-annually, in cash in arrears, on February 1 and August 1 of each year, commencing on February 1, 2020. The Senior Secured Notes do not have registration rights.

A summary of the key provisions are as follows:
Guarantors - The Senior Secured Notes are guaranteed (the “Guarantees”) by Capitol Intermediate Holdings, LLC, our wholly owned subsidiary ("Holdings") and the wholly owned domestic subsidiaries of the Issuer (together, "Guarantors") that guarantee obligations under the 2019 Credit Facility or any future debt of Nesco or any other Guarantors.
Security - The Senior Secured Notes and the Guarantees are secured on a second-priority basis by all assets of Nesco and the Guarantors that secure our obligations under the 2019 Credit Facility.
Ranking - The Senior Secured Notes and the Guarantees are general senior secured obligations. The Senior Secured Notes rank equally in right of payment with all of our existing and future senior debt and rank senior in right of payment to all of our future subordinated obligations. The Guarantees rank equally in right of payment with all of the Guarantors’ existing and future senior obligations and rank senior in right of payment to all of the Guarantors’ existing and future subordinated obligations. The Senior Secured Notes and the Guarantees rank effectively subordinated to all of the Guarantors’ and our first-priority secured debt, including borrowings under the 2019 Credit Facility.
Redemption and Repurchase - The Senior Secured Notes are redeemable, in whole or in part, at any time on or after the Closing Date at specified redemption prices. At any time prior to August 1, 2021, we may redeem all or part of the notes at a redemption price equal to 100.0% of the principal amount, plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. We may also redeem some or all of the notes: from August 1, 2021, but before July 31, 2022, at a redemption price of 105.0% of the principal amount plus accrued and unpaid interest, if any, to the redemption date; from August 1, 2022, but before July 31, 2023, at a redemption price of 102.5% of the principal amount plus accrued and unpaid interest, if any, to the redemption date; and after August 1, 2023, at a redemption price of 100.0% of the principal amount plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 40.0% of the Senior Secured Notes until August 1, 2021, at a redemption price of 110.0% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from one or more equity offerings. In addition, we may be required to make an offer to purchase the Senior Secured Notes upon the sale of certain assets and upon a change of control.
Covenants - The Senior Secured Notes contain various restrictive covenants.
As of September 30, 2019, we believe we were in compliance with all of the covenants and other provisions of the 2019 Credit Facility and the indenture governing the Senior Secured Notes disclosed above. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
As of September 30, 2019, the principal payments of debt outstanding over the next five years and thereafter were as follows:

(in $000s)	Notes Payable	Long-Term Debt
2020	$1,280	$—
2021	1,280	—
2022	627	—
2023	416	—
2024	—	668,000
Thereafter	—	—
Total	3,603	668,000
Less unamortized discount and issuance costs	—	(14,927)
	$3,603	$653,073

Note 5: Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company's board of directors. As of September 30, 2019 and December 31, 2018, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.0001 per share.
The sponsors of Capitol agreed to sale restrictions on 3,148,202 of the shares of common stock issued to them in exchange for their Class B ordinary shares of Capitol upon consummation of the Transactions. The parties agreed to a restriction on transfers of their respective shares of Nesco until the 180-day anniversary of the closing of the Transactions, subject to certain permitted transfers.

Concurrently with the Merger, and in a private placement, Nesco Owner and its affiliates purchased 4,500,000 newly-issued shares of common stock at a price of $10.00 per share in exchange for a combination of cash and full repayment of the Company's Tranche B Revolving Credit Commitments, and Capitol Sponsors purchased in aggregate 1,000,000 newly-issued shares of common stock at a price of $10.00 per share, paid in cash.

Warrants

There are outstanding warrants to purchase 20,949,980 shares of our common stock. As part of the Transactions, Nesco Owner and certain members of Nesco's management received warrants to purchase 2,500,000 shares of our common stock (such warrants, together with warrants held by the Capitol Sponsor, the "Non-Public Warrants"). On the date of the Transactions, each warrant had a fair value of $1.04.

Each warrant entitles the holder to purchase one common share at a price of $11.50 per share, subject to certain adjustments. The warrants are exercisable commencing on the later of 30 days after the Merger and terminate on the earlier to occur of (i) July 31, 2024, and (ii) the redemption date. Except for the Non-Public Warrants, the Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the common shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the warrants as described above, the holder may elect to exercise a warrant on a “cashless basis.” The redemption rights do not apply to the Non-Public Warrants if at the time of the redemption such Non-Public Warrants continue to be held by the holders as of July 31, 2019, or their affiliates or permitted transferees; however, once such Non-Public Warrants are transferred (other than to an affiliate or permitted transferee), the Company may redeem the Non-Public Warrants.

The Company accounts for the warrants as freestanding equity-classified instruments because the Company has the ability to settle with holders of the warrants either by net-share or physical settlement.

Contingently Issuable Shares

Nesco Owner also has the right to receive: (1) up to an additional 1,800,000 shares of Common Stock for a period of five years following the closing of the Transactions, in increments of 900,000 shares, if (x) the trading price of the Common Stock exceeds $13.00 per share or $16.00 per share for any 20 trading days during a 30 consecutive trading day period or (y) a sale transaction of the combined company occurs in which the consideration paid per share to holders of Common Stock of the combined company exceeds $13.00 per share or $16.00 per share, and (2) an additional 1,651,798 shares of Common Stock if during the seven-year period following the closing of the Transactions, the trading price of Common Stock exceeds $19.00 per share for any 20 trading days during a 30 consecutive trading day period or if a sale transaction of the combined company occurs in which the consideration paid per share to holders of Common Stock exceeds $19.00 per share.

Note 6: Earnings per Share
The Transactions were accounted for as a reverse recapitalization. Earnings per share has been recast for all historical periods to reflect the Company's capital structure for all comparative periods.

Diluted net income (loss) per share includes the effects of potentially dilutive shares of common stock. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation, all of which have been excluded from the calculation of diluted net income (loss) per share because earnings are at a net loss and therefore, the potentially dilutive effect would be anti-dilutive. The share amounts of our potentially dilutive shares excluded aggregated 26.6 million.
The following table sets forth the computation of basic and dilutive loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss (in $000s)	$(18,010)	$(3,677)	$(30,157)	$(12,120)
Weighted-average basic and diluted shares outstanding:
Shares issued in reverse capitalization	21,660,638	21,660,638	21,660,638	21,660,638
Shares outstanding post-recapitalization	49,033,903	—	49,033,903	—
Weighted-average basic and diluted shares outstanding	39,909,481	21,660,638	27,743,586	21,660,638
Basic and diluted net loss per share	$(0.45)	$(0.17)	$(1.09)	$(0.56)

Note 7: Share-Based Compensation

During the second quarter ended June 30, 2019, the Company approved the 2019 Omnibus Incentive Plan ("the Plan"), which authorized up to 3,150,000 shares of common stock of Nesco Holdings, Inc. for issuance in accordance with the plan’s terms, subject to certain adjustments. The purpose of the Plan is to provide the Company's and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity‑based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash based awards. At September 30, 2019, there were 1,636,666 shares in the share reserve still available for issuance.

Prior to the completion of the Transactions, Holdings I had awards issued to certain employees comprised of phantom shares and profits interests in Former Nesco Owner. Substantially all of these awards were canceled on the Closing Date.

The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units ("RSUs"), performance share units ("PSUs"), and deferred compensation.

Compensation Expense

Share-based compensation expense was $0.3 million for the three and nine months ended September 30, 2019, and is included in selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations.

Stock Options / RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2019
	Number granted	Weighted-average fair value per award
Stock options	1,513,334	$3.14
RSUs	656,666	$6.98

The fair value of each of the Company's stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period.

The average fair value of the stock options granted is determined using the Black-Scholes and binomial lattice option-pricing models. The following assumptions were used during the nine months ended September 30:

2019
Dividend yield	0.00%
Volatility	47.00%
Risk-free rate of return	1.58%
Expected life, in years	6

Expected volatility is based on the weighted-average combination of the Company's historic volatility and of the implied volatility of a group of the Company’s peers. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The expected life of the Company’s stock option awards is derived from the simplified approach based on the weighted-average time to vest and the remaining contractual term and represents the period of time that awards are expected to be outstanding.

Note 8: Fair Value Measurements
FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

•	Level 1 - Unadjusted quoted prices for identical assets and liabilities in active markets;

•	Level 2 - Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable for the asset or liability, either directly or indirectly; and

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

		Fair Value
(in $000s)	Carrying Value	Level 1	Level 2	Level 3
September 30, 2019
2019 Credit Facility	$193,000	$—	$193,000	$—
Senior Secured Notes due 2024	475,000	—	494,000	—
Notes Payable	3,603	—	3,650	—
Derivative	2,552	—	2,552	—

December 31, 2018
Revolving Credit Facility	$209,000	$—	$209,000	$—
Tranche B Revolving Credit Commitments	25,000	—	25,000	—
Senior Secured Second Lien Notes due 2021	525,000	—	443,625	—
Notes Payable	5,952	—	6,221	—
Derivative	396	—	396	—

Note 9: Financial Instruments

In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest rate exposure. These financial instruments are not used for trading or speculative purposes.

The fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets were as follows:

		Asset / (Liability) Derivatives
(in $000s)	Balance Sheet Caption	September 30, 2019	December 31, 2018
Derivative instruments:
Interest rate collar	Other liabilities	$2,552	$422
Total derivative instruments		$2,552	$422

Derivatives Instruments Designated as Hedges
When a derivative contract is entered into, the Company may designate the derivative instrument as a cash flow hedge of a forecasted transaction, a cash flow hedge of a recognized asset or liability or as an undesignated derivative. When a derivative is designated, the Company formally documents its hedge relationships, including identification of the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivative instruments that are designated as hedges to specific assets, liabilities or forecasted transactions.
The fair market value of derivative instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.
The Company assesses at inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging transactions are effective in offsetting the changes in the cash flows of the hedged item. To the extent the derivative is deemed to be an effective hedge, the fair market value changes of the instrument are recorded to accumulated other comprehensive loss and subsequently reclassified into net loss when the hedged transaction affects earnings. Changes in the fair market value of derivatives not deemed to be an effective hedge are recorded in net loss in the period of change. If the hedging relationship ceases to be effective subsequent to inception, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument will be recorded in net loss.
We entered into an interest rate collar on December 4, 2018, to hedge the interest rate risk associated with our previous Revolving Credit Facility, which was repaid on the date of the Merger. The interest rate collar was designated as a cash flow hedge and had a term extending to September 30, 2020. In contemplation of the Transactions, on July 17, 2019, we terminated the interest rate collar, which resulted in the hedge becoming undesignated. Accordingly, $0.8 million (net of income taxes of $0.3 million) was reclassified from accumulated other comprehensive loss to Other income (expense) net, in our Condensed Consolidated Statements of Operations during the three months ended September 30, 2019.
The Company recorded in its Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Balance Sheets the following amounts related to its derivative instruments designated as hedges for the three and nine months ended September 30,:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss		Location of Gain (Loss) Recognized in Net Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss and Recognized in Net Loss
(in $000s)
Type of Derivative	2019	2018		2019	2018
Interest rate collar	$—	$—	Other (income) expense	$(1,069)	$—

Derivatives Not Designated as Hedges

Interest Rate Collar

On July 17, 2019, we entered into an interest rate collar agreement to mitigate the risk of changes in the interest rate paid during the contract period for $170.0 million of the Company's variable rate loans under the 2019 Credit Facility. Under the terms of the interest rate collar, we are required to pay the counterparty to the agreement an amount equal to the difference between a monthly LIBOR-based interest rate and a defined interest rate floor; conversely, we are entitled to receive from the counterparty an amount equal to the excess of a LIBOR-based interest rate and a defined interest rate cap. The required payments due to or due from the counterparty are calculated by applying the interest rate differential to the notional amount ($170.0 million) and are determined monthly through July 31, 2024. The interest rate collar expires in July 2024 and has not been designated as a cash flow hedge. Consequently, the change in fair value of the interest rate collar ($2.6 million in the three and nine months ended September 30, 2019) is recognized in our Unaudited Condensed Consolidated Statements of Operations.

Concentration of Credit Risk

The counterparty to the Company’s interest rate collar is an investment grade major international financial institution. The Company could be exposed to losses in the event of nonperformance by the counterparty; however, the credit rating and the concentration of risk in this financial institution are monitored on a continuous basis and present no significant credit risk to the Company.

Note 10: Commitments and Contingencies
We record a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.
Legal Matters
We are subject to various claims and legal actions that arise primarily in the ordinary course of business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, property, and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, and contract and real estate matters. We maintain insurance coverage for our operations and employees. Our major policies include coverage for property, general liability, auto, directors and officers, health, and workers’ compensation insurances. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements against us. Estimates for losses from litigation are made after consultation with outside legal counsel. In our opinion, after consultation with legal counsel, the disposition or ultimate resolution of such claims and actions will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Purchase Commitments
We enter into purchase agreements with manufacturers and suppliers of equipment for our rental fleet and inventory. The majority of these agreements are cancelable within a specified notification period to the supplier. As of September 30, 2019, we had non-cancelable purchase commitments of $10.6 million and cancelable purchase agreements $67.2 million related to these purchases. These items are scheduled for delivery in the remainder of 2019 and through 2020. We have no purchase commitments beyond 2025.

Note 11: Subsequent Events

Acquisition
On September 20, 2019, we entered into a stock purchase agreement with Truck Utilities, Inc. and transferred $1.7 million in cash to an escrow account for the benefit of the sellers. Truck Utilities, Inc. is a specialty rentals, service, and truck upfitting company serving the electric transmission, distribution, telecom, and other regional end-markets. The consummation of the acquisition remained pending for the completion of customary pre-closing activities, which activities concluded on November 4, 2019. Accordingly, on November 4, 2019, we closed on the acquisition for a purchase price of approximately $42.2 million, prior to certain capital expenditure adjustments of approximately $3.6 million. The transaction was financed by drawing on the 2019 Credit Facility.

As of the date of this report, we were in the beginning phase of preparing the valuation of the assets acquired and liabilities assumed. Accordingly, the purchase price allocation for this acquisition is not presented herein. Completion of the purchase price allocation will encompass the finalization of valuations for contingent consideration, acquisition-date working capital, intangible assets, property and equipment, as well as completion of acquisition-related income tax assessments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” or "Nesco” refers to Nesco Holdings, Inc. and its consolidated subsidiaries.

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with “Selected Historical Financial Information of Nesco Holdings I, Inc.” and the accompanying financial statements and related notes included in Capitol's final prospectus and definitive proxy statement filed with the Securities and Exchange Commission on June 4, 2019 (as supplemented on June 24, 2019 and July 11, 2019, the "Proxy Statement/Prospectus") and incorporated by reference in the Current Report on Form 8-K filed with the SEC on August 1, 2019. The information provided below supplements, but does not form part of, our financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of Nesco’s management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see the section entitled “Risk Factors” beginning on page 24 of the Proxy Statement/Prospectus.

ORGANIZATION
On July 31, 2019, NESCO Holdings I, Inc. and NESCO Holdings, LP consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of April 7, 2019, which was amended on July 10, 2019 (as amended, the "Merger Agreement") by and among Capitol Investment Corp. IV ("Capitol"), Capitol Intermediate Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of Capitol (“Intermediate Holdings”), Capitol Investment Merger Sub 1, LLC, a Delaware limited liability company and wholly-owned subsidiary of Capitol (“Merger Sub”), Capitol Investment Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of Capitol Investment Corp. IV (“New HoldCo”). Pursuant to the Merger Agreement, (i) Capitol domesticated as a Delaware corporation and was renamed “Nesco Holdings, Inc.” (the “Domestication”), (ii) Merger Sub merged with and into Holdings I, with Holdings I surviving as a wholly-owned subsidiary of Capitol (the “Initial Merger”), and (iii) immediately after the Initial Merger, Holdings I merged with and into New HoldCo, with New HoldCo surviving as an indirect wholly-owned subsidiary of Capitol (the “Subsequent Merger,” and together with the Initial Merger, the “Mergers,” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Transactions”). As a result of the Transactions, Holdings I became a limited liability company and a wholly-owned subsidiary of Capitol, with Nesco Owner becoming a securityholder of Capitol.

Upon the closing, Capitol’s common stock, warrants and units ceased trading, and upon the opening of trading on August 1, 2019, common stock and warrants began trading on the NYSE, respectively, under the symbol “NSCO” and “NSCO WT,” respectively.

FINANCIAL OVERVIEW
Measures Related to our Fleet
We consider the following key operational measures when evaluating our performance and making day-to-day operating decisions:
Equipment on rent - Equipment on rent is the original equipment cost (“OEC”) of units rented to customers at a given point in time. Average equipment on rent is calculated as the weighted-average equipment on rent during the stated period. OEC represents the original equipment cost by fleet type over a period of time, exclusive of the effect of adjustments to rental equipment fleet acquired in business combinations. This adjusted measure of OEC is used by our creditors pursuant to our credit agreements, wherein this is a component of the basis for determining compliance with our financial loan covenants. Additionally, the pricing of our rental contracts and equipment sales prices for our equipment is based off of OEC, and we measure a rate of return from our rentals and sales using OEC. OEC is a widely used industry metric to compare fleet dollar value independent of depreciation.
Fleet count - Fleet count represents the average equipment units held in our rental fleet over any period.
Fleet utilization - Fleet utilization, with respect to the average equipment units held in our rental fleet over any period, is defined as the total number of days the rental equipment was rented during the period divided by the total number of days such rental equipment could have been rented during the same period, assuming that each piece of equipment could have been rented every day in the period (i.e. no maintenance or planned downtime is included in the calculation).
Rental rate per day - Rental rate per day for the period is calculated as total rental revenue excluding freight and damaged billings divided by the total billed rental days.

Fleet age - Fleet age represents the number of years from the manufacturer chassis year of the rental equipment unit through the current year end. We evaluate fleet age for each equipment type and our fleet as a whole. In order to calculate average fleet age by type and average total fleet age, we weight the fleet age by the number of units within the relevant group.
Adjusted EBITDA
Adjusted EBITDA is a financial performance measure that we use to monitor our results from operations and to measure our performance against our debt covenants. This common metric is intended to align Nesco’s shareholders, debt holders, and management.
The presentation of these financial measures enhances an investor’s understanding of our financial performance because these measures are useful financial metrics to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. Such items are excluded pursuant to the definition of Adjusted EBITDA in the 2019 Credit Facility and the indenture governing our Senior Secured Notes; Adjusted EBITDA is the basis for several financial loan covenants contained in the 2019 Credit Facility. These financial measures will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. We use these financial measures for business planning purposes, for loan compliance purposes, and in measuring our performance relative to that of our competitors.
In analyzing and planning for our business, we supplement our use of financial measures based on U.S. GAAP with non-GAAP financial and other measures, as well as, use measures related to our specialized fleet of rental equipment, which are defined above. Nesco’s use of the terms EBITDA, and Adjusted EBITDA may vary from that of others in its industry and therefore are limited in their usefulness as comparative measures. These financial measures should not be considered as alternatives to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows or as measures of liquidity. Our non-GAAP financial measures should not be relied upon to the exclusion of U.S. GAAP financial measures. We encourage investors to review our non-GAAP financial measures together with our U.S. GAAP results and historical consolidated financial statements, and not in isolation. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Accordingly, our non-GAAP financial measures may not be comparable to similar measures used by other companies.
Adjusted EBITDA includes an adjustment to exclude the effects of purchase accounting adjustments when calculating the cost of used equipment sold. When equipment is purchased in connection with a business combination, the equipment is revalued to its then current fair value for accounting purposes. The consideration transferred (i.e., the purchase price) in a business combination is allocated to the fair value of equipment as of the acquisition date, with depreciation recorded thereafter following our accounting policies; however, this may not be indicative of our actual cost to acquire new equipment that we add to our fleet apart from a business acquisition. Additionally, the pricing of our rental contracts and equipment sales prices for our equipment is based off of OEC, and we measure a rate of return from our rentals and sales using OEC. As indicated above, the agreements governing our indebtedness define this adjustment to EBITDA, as such, and we believe this metric is a better indication of our true cost of equipment sales due to the removal of the purchase accounting adjustments.

Operating Results - Consolidated 2019 vs. 2018

(in $000s)	Three Months Ended September 30, 2019	% of revenues	Three Months Ended September 30, 2018	% of revenues	Nine Months Ended September 30, 2019	% of revenues	Nine Months Ended September 30, 2018	% of revenues
Rental revenue	$50,103	80.2%	$45,867	71.6%	$143,871	77.1%	$136,778	77.0%
Sales of rental equipment	3,436	5.5%	5,377	8.4%	15,167	8.1%	15,562	8.8%
Sales of new equipment	1,246	2.0%	8,024	12.5%	8,076	4.3%	12,167	6.8%
Parts sales and services	7,657	12.3%	4,814	7.5%	19,675	10.5%	13,102	7.4%
Total revenue	62,442	100.0%	64,082	100.0%	186,789	100.0%	177,609	100.0%
Cost of revenue (excluding depreciation)	23,271	37.3%	28,660	44.7%	72,516	38.8%	71,512	40.3%
Depreciation	17,907	28.7%	15,208	23.7%	52,012	27.8%	46,517	26.2%
Total gross profit	21,264	34.1%	20,214	31.5%	62,261	33.3%	59,580	33.5%
Operating expenses	15,675		9,274		38,162		28,512
Operating income	5,589		10,940		24,099		31,068
Other expense	23,105		14,154		52,926		41,935
Loss before income taxes	(17,516)		(3,214)		(28,827)		(10,867)
Income tax expense	494		463		1,330		1,253
Net loss	$(18,010)		$(3,677)		$(30,157)		$(12,120)
Total Revenue
Total revenue for the three months ended September 30, 2019, decreased by $1.6 million, or 2.6%, compared to the same period in 2018. This decrease is primarily due to a decrease in equipment sales of $8.7 million for the three months ended September 30, 2019 compared to the same period in 2018. This was partially offset by rental revenue which increased $4.2 million, or 9.2%, compared to the same period in 2018. This is primarily a result of an increase in average equipment on rent, which grew to $484.3 million in the third quarter, compared to $451.4 million in the same quarter of 2018. Parts sales and service revenue also increased $2.8 million, or 59.1%, compared to the same period in 2018. This is the result of increased penetration of our equipment rental customer base and a ramping of revenues at the newer parts, tools and accessories locations.
Total revenue for the nine months ended September 30, 2019, increased by $9.2 million, or 5.2%, compared to the same period in 2018. This was driven primarily by an increase in Rental revenue which for the nine months ended September 30, 2019, grew by $7.1 million, or 5.2%, compared to the same period in 2018 driven by an increase in average equipment on rent, which increased to $467.2 million from $446.2 million in the same period in 2018. Parts sales and service revenue increased $6.6 million, or 50.2%, compared to the same period in 2018. This is the result of increased penetration of our equipment rental customer base and a ramping of revenues at the newer parts, tools and accessories locations. This was offset by a decrease in equipment sales of $4.5 million, or 16.2%, compared to the same period in 2018. New and used equipment sales can vary and be difficult to predict. Timing differences in sales provides the opportunity to continue to rent this equipment and defer associated capital expenditures for fleet replacement.
Cost of Revenue, excluding depreciation
Total cost of revenue, excluding depreciation, for the three months ended September 30, 2019, decreased by $5.4 million, or 18.8%, compared to the same period in 2018. The decrease is primarily due to decreases in cost of equipment sales of $7.4 million, or 65.0%, compared to the same period in 2018 offset by increases in cost of parts sales and services of $2.3 million, or 67.4%, compared to the same period in 2018. The reduction in cost was driven by our decreased sales volume compared to the prior year.
Total cost of revenue, excluding depreciation, for the nine months ended September 30, 2019, increased by $1.0 million, or 1.4%, compared to the same period in 2018. The increase is primarily due to increases in cost of parts sales and services $5.7 million, or 61.3%, compared to the same period in 2018 offset by a decrease in cost of equipment sales $4.4 million, or 18.7%, compared to the same period in 2018.

Depreciation
Depreciation for the three and nine months ended September 30, 2019, increased $2.7 million, or 17.7%, and $5.5 million, or 11.8%, respectively, as compared to the same periods in 2018. These increases are primarily due to our increase in rental equipment as compared to the prior year.
Other Operating Expenses
Other operating expenses for the three and nine months ended September 30, 2019, increased $6.4 million, or 69.0%, and $9.7 million, or 33.8%, respectively, as compared to the same periods in 2018. The increases are primarily due to an increase in transaction related expenses compared to the same periods in 2018.
Other Expense
Other expense for the three and nine months ended September 30, 2019, increased by $9.0 million, or 63.2%, and $11.0 million, or 26.2%, respectively, as compared to the same period in 2018. The increases are primarily due to an increase in net interest expense of $2.3 million, or 16.5%, and $4.7 million, or 11.3%, respectively, as compared to the same periods in 2018.
Income tax expense
Income tax expense was $0.5 million and $1.3 million for the three and nine months ended September 30, 2019 and 2018. Due to our valuation allowance on our net operating loss and interest deduction limitation carryforwards, we have not recognized a deferred tax benefit when we report pretax losses because we have determined the realization of tax benefits for the carryforwards to be uncertain. Our income tax expense reflects an increase in our deferred tax liabilities associated with our non-tax deductible tradename intangible asset and goodwill as well as foreign taxes incurred in Canada and Mexico.
Financial Performance
We believe that our operating model, together with our highly variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We are able to generate substantial free cash flow through our earnings, as well as sales of used equipment. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue. As a result of our highly variable cost structure, we have maintained strong Adjusted EBITDA over the past three years. Our financial performance is principally evaluated based on five measurements: Adjusted EBITDA, fleet count, fleet utilization, equipment dollars on rent and rental rate per day. The following table summarizes these operating metrics.
Financial performance for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in $000s, except rate per day)	2019	2018	change	(%)	2019	2018	change	(%)
Adjusted EBITDA (a)	$30,654	$28,516	$2,138	7.5%	$91,900	$86,082	$5,818	6.8%
Average equipment on rent (b)	$484,305	$451,372	$32,933	7.3%	$467,178	$446,151	$21,027	4.7%
Average fleet count	4,221	3,889	332	8.5%	4,075	3,831	244	6.4%
Average fleet utilization (c)	79.1%	80.5%	(1.4)%	(1.7)%	80.4%	81.9%	(1.5)%	(1.8)%
Average rental rate per day (d)	$138.11	$137.68	$0.43	0.3%	$137.42	$139.48	$(2.06)	(1.5)%

(a)
EBITDA represents net income (loss) before interest, provision for income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA as further adjusted for (1) non-cash purchase accounting impact, (2) transaction and process improvement costs, including the effect of the cessation of operations in Mexico, (3) major repairs, (4) share-based payments, (5) other non-recurring items, and (6) the change in fair value of derivative instruments. These metrics are subject to certain limitations. See "Financial Overview—Adjusted EBITDA."

(b)
Average equipment on rent is the average original equipment cost of units on rent during the period. The measure provides a value dimension to the fleet utilization statistics. This metric has been adjusted to exclude Mexico, for which the Company commenced exit activities in the third quarter of 2019.

(c)
Average fleet utilization for the period is calculated as the total number of invoiced days divided by the total number of available equipment days. This metric has been adjusted to exclude Mexico, for which the Company commenced exit activities in the third quarter of 2019.

(d)
Average rental rate per day for the period is calculated as total rental revenue excluding freight and damaged billings divided by the total rental days, which represents the number of billable days in the period aggregated across all units in the fleet. This metric has been adjusted to exclude Mexico, for which the Company commenced exit activities in the third quarter of 2019.

Adjusted EBITDA
Adjusted EBITDA increased $2.1 million, or 7.5%, from $28.5 million for the three months ended September 30, 2018 to $30.7 million for the three months ended September 30, 2019. This increase can be primarily attributed to a $10.5 million increase in ERS gross profit for the three months ended September 30, 2019 as compared to the same period in 2018, driven by our increased fleet size as compared to the prior year.
Adjusted EBITDA increased $5.8 million, or 6.8%, from $86.1 million for the nine months ended September 30, 2018 to $91.9 million for the nine months ended September 30, 2019. This increase can be primarily attributed to a $9.0 million increase in ERS gross profit for the nine months ended September 30, 2019 as compared to the same period in 2018, driven by our increased fleet size as compared to the prior year.
The following is a reconciliation from U.S. GAAP net loss to Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 and a reconciliation from Adjusted EBITDA to U.S. GAAP net cash from operating activities for the nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2019	2018	2019	2018
Net loss	$(18,010)	$(3,677)	$(30,157)	$(12,120)
Interest expense	16,533	14,196	46,376	41,649
Income tax expense	494	463	1,330	1,253
Depreciation expense	17,928	15,266	52,104	46,678
Amortization expense	724	720	2,172	2,103
EBITDA	17,669	26,968	71,825	79,563
Adjustments:
Non-cash purchase accounting impact (1)	126	469	862	2,307
Transaction and process improvement costs (2)	9,648	499	14,676	2,001
Major repairs (3)	376	300	1,522	1,061
Share-based payments (4)	283	280	463	850
Other non-recurring items (5)	—	—	—	300
Change in fair value of derivative (6)	2,552	—	2,552	—
Adjusted EBITDA	$30,654	$28,516	$91,900	$86,082

	Nine Months Ended September 30,
(in $000s)	2019	2018
Adjusted EBITDA	$91,900	$86,082
Adjustments:
Change in fair value of derivative (6)	(2,552)	—
Other non-recurring items (5)	—	(300)
Share-based payments (4)	(463)	(850)
Major repairs (3)	(1,522)	(1,061)
Transaction and process improvement costs (2)	(14,676)	(2,001)
Non-cash purchase accounting impact (1)	(862)	(2,307)
EBITDA	71,825	79,563
Add:
Interest expense	(46,376)	(41,649)
Income tax expense	(1,330)	(1,253)
Amortization - financing costs	2,099	2,721
Share-based payments	463	850
Gain on sale of rental equipment and parts	(3,930)	(10,798)
Gain on insurance proceeds - damaged equipment	(570)	—
Major repair disposal	1,522	1,061
Loss on extinguishment of debt	4,005	—
Change in fair value of derivative	2,552	—
Asset impairment	657	—
Deferred tax expense	816	844
Bad debt expense, net of recoveries	3,472	2,563
Changes in assets and liabilities:
Accounts receivable	(13,728)	(3,010)
Inventory	(13,742)	(8,544)
Prepaid expenses and other	(2,211)	(827)
Accounts payable	4,792	(4,403)
Accrued expenses	(4,770)	(10,806)
Deferred rental income	(4,832)	(634)
Net cash from operating activities	$714	$5,678

(1)     Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment sold. The equipment acquired received a purchase step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our credit agreement.

(2)
For the nine months ended September 30, 2019 and 2018, represents transaction costs related to our agreement and plan of merger with Capitol, which are comprised of professional consultancy fees, transaction costs, and the loss on extinguishment of debt incurred in the third quarter of 2019. Additionally, pursuant to our credit agreement, the cost of undertakings to effect such cost savings, operating expense reductions and other synergies, as well as any expenses incurred in connection with acquisitions, are amounts to be included in the calculation of Adjusted EBITDA. For the three and nine months ended September 30, 2019, these costs include startup expenses associated with the new PTA locations (which include training, travel, and process setup costs) and expenses associated with the Company's closure of its Mexican operations, which closure activities commenced in the third quarter.

(3)
Represents the undepreciated cost of replaced chassis components from heavy maintenance, repair and overhaul activities associated with our fleet, which is an adjustment pursuant to our credit agreement.

(4)
Represents non-cash stock compensation expense associated with the issuance of stock options and restricted stock units in 2019 and the Class B Profits Interest Awards by NESCO Holdings, LP (our ultimate parent) on February 26, 2014, which is an adjustment pursuant to our credit agreement. See Note 11, Share-Based Compensation Plans, to the Audited Consolidated Financial Statements included in the Proxy Statement/Prospectus, for additional information.

(5)	Represents the tax reserve for estimated sales and use tax exposure stemming from prior years for the nine months ended September 30, 2019.

(6)	Represents the charge to earnings for our interest rate collar (which is an undesignated hedge) in the three and nine months ended September 30, 2019

Equipment on rent

Average equipment on rent was $484.3 million for the three months ended September 30, 2019, an increase of $32.9 million or 7.3% over the same period in 2018. Average equipment on rent was $467.2 million for the nine months ended September 30, 2019, an increase of $21.0 million or 4.7% over the same period in 2018. The increase in both periods is due to increased fleet size and continued demand from our equipment rental customers.

Fleet count

Average fleet count was 4,221 for the three months ended September 30, 2019, an increase of 332 from an average fleet count of 3,889 over the same period in 2018. Average fleet count was 4,075 for the nine months ended September 30, 2019, an increase of 244 from an average fleet count of 3,831 over the same period in 2018. Capital expenditures for the three and nine months ended September 30, 2019, were predominately in the bucket trucks category, driven by demand in transmission and distribution, telecom and rail end-markets.

Fleet utilization

Fleet utilization was 79.1% for the three months ended September 30, 2019, compared to 80.5% in the same period of 2018. Purchased units that have not yet entered into service had a 0.4% negative impact on utilization in the period. The prior year third quarter also benefited from an approximate 1% pickup in utilization driven by Puerto Rico storm recovery work. Excluding purchased units that have not yet entered into service and Puerto Rico’s impact, utilization would have been the same year over year.

Fleet utilization was 80.4% for the nine months ended September 30, 2019, compared to 81.9% in the same period of 2018. Purchased units that have not yet entered into service had a 0.5% negative impact on utilization in the period. The prior year third quarter also benefited from an approximate 1% pickup in utilization driven by Puerto Rico storm recovery work. Similar to our quarter-over-quarter results, excluding purchased units that have not yet entered into service and Puerto Rico’s impact, utilization would have been the same year over year for year-to-date 2019 compared to the same period in 2018.

Rental rate per day

Average rental rate per day decreased was $138.11 for the three months ended September 30, 2019, a 0.3% increase from $137.68 for the same period in 2018. Average rental rate per day was $137.42 for the nine months ended September 30, 2019, a 1.5% decrease from $139.48 for the same period in 2018. Rate is flat to down year over year due to changes in fleet composition driven by demand and strategic diversification. Increases in the fleet related to telecom, distribution, and rail end markets have outpaced our other end markets. Rate per day is generally lower in these end markets due to the lower average purchase price of equipment used. We continue to realize gains in pricing by product line.

Fleet age

We use fleet age by type to assist in our decision to sell and purchase a particular fleet category to ensure our fleet age remains competitive. Our overall average fleet age was 3.6 years as of September 30, 2019, compared to 3.8 years at December 31, 2018. We believe the current age of our fleet is young and gives us flexibility from a capital allocation and sales perspective.

Fleet composition

We own a diverse selection of equipment in order to meet the needs of our customers. Bucket trucks, digger derricks, line equipment and rail-mounted equipment make up a significant percentage of our fleet portfolio. We also carry cranes, pressure diggers, underground equipment, and other miscellaneous fleet items, making us a full service specialty equipment provider. All of our equipment is available for rent and our used equipment sales and new equipment purchases are partially driven by our desire to keep an optimal product mix and maintain a competitive fleet age.

Rental equipment cost for our fleet was $603.5 million as of September 30, 2019, a $62.0 million or 11.4% increase from $541.5 million at December 31, 2018. The bucket trucks category represented the largest increase for the nine months ended September 30, 2019.

Operating Results by Segment - Three and Nine Months Ended September 30, 2019 and 2018
The Company manages its operations through two business segments: rental and sale of fleet and equipment along with repair and maintenance related to those assets (ERS), and the rental and sale of parts, tools, and accessories (PTA). See Note 3, Segments, to our unaudited condensed consolidated financial statements for additional information.
Equipment Rental and Sales Segment
Our ERS segment primarily provides equipment to contractors who install, repair and maintain infrastructure assets, including electric cabling (above and below ground), telecommunications networks and rail systems in addition to installing lighting and signage.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000s)	2019	2018	% change	2019	2018	% change
Rental revenue	$46,174	$43,033	7.3%	$132,735	$128,363	3.4%
Sales of rental equipment	3,436	5,377	(36.1)%	15,167	15,562	(2.5)%
Sales of new equipment	1,246	8,024	(84.5)%	8,076	12,167	(33.6)%
Parts sales and services	—	—	—%	—	—	—%
Total revenues	50,856	56,434	(9.9)%	155,978	156,092	(0.1)%
Cost of revenue (excluding depreciation)	16,878	24,240	(30.4)%	54,663	59,265	(7.8)%
Depreciation of rental equipment	16,849	14,271	18.1%	48,829	43,888	11.3%
Total gross profit	$17,129	$17,923	(4.4)%	$52,486	$52,939	(0.9)%
Revenue in our ERS segment represented 81.4% and 88.1% of Nesco’s consolidated revenues for the three months ended September 30, 2019 and 2018, respectively. Total revenue in our ERS segment decreased by $5.6 million for the three months ended September 30, 2019 compared to the same period in 2018. The decrease was primarily due to a decline in new equipment sales of $6.8 million. New and used equipment sales can vary and be difficult to predict. Timing differences in used sales provides the opportunity to continue to rent this equipment and defer associated capital expenditures for fleet replacement.
Revenue in our ERS segment represented 83.5% and 87.9% of Nesco’s consolidated revenues for the nine months ended September 30, 2019 and 2018, respectively. Total revenue in our ERS segment decreased by $0.1 million for the nine months ended September 30, 2019, compared to the same period in 2018. The decrease was primarily due to a decline in new equipment sales of $4.1 million offset by an increase of $4.4 million in rental revenue. This change is due to the varying nature of equipment sales mentioned above.
Rental revenue for the three and nine months ended September 30, 2019 increased $3.1 million and $4.4 million, respectively, showing improvement as a result of expanded demand from our end markets including market share gains in telecom and rail.
The average OEC on rent for the three and nine months ended September 30, 2019, increased by $32.9 million and $21.0 million, respectively, compared to the same periods in 2018. Our growth was driven by the expansion of our rental fleet and the continued demand for equipment in the transmission and distribution ("T&D") and rail, lighting, signage and telecom ("RLST") markets.
Cost of revenue, excluding depreciation, decreased by $7.4 million and $4.6 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to a decrease in the cost of equipment sales driven by lower sales volumes for the three and nine months ended September 30, 2019, compared to the same periods in 2018
Depreciation of our rental fleet increased for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to increases in fleet count of 8.5% and 6.4%, respectively.
Our decrease in gross profit of $0.8 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, was primarily driven by the $3.1 million and $4.4 million increase in ERS revenue which was offset by increases in depreciation expense of $2.6 million and $4.9 million, respectively.

Parts, Tools, and Accessories Segment

The PTA segment of our business complements products and services provided by our ERS operating segment. PTA is a natural adjunct to our specialty equipment rental offering and is a one stop shop for parts, tools, and accessories to the Nesco customer base. We produce, rent and sell parts, tools, and accessories through our specialty equipment outfitters division.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000s)	2019	2018	% change	2019	2018	% change
Rental revenue	$3,929	$2,834	38.6%	$11,136	$8,415	32.3%
Sales of rental equipment	—	—		—	—
Sales of new equipment	—	—		—	—
Parts sales and services	7,657	4,814	59.1%	19,675	13,102	50.2%
Total revenues	11,586	7,648	51.5%	30,811	21,517	43.2%
Cost of revenue (excluding depreciation)	6,393	4,420	44.6%	17,853	12,247	45.8%
Depreciation of rental equipment	1,058	937	12.9%	3,183	2,629	21.1%
Total gross profit	$4,135	$2,291	80.5%	$9,775	$6,641	47.2%
PTA revenues increased by $3.9 million and $9.3 million, respectively, for the three and nine months ended September 30, 2019 compared to the same period in 2018. The majority of this increase in each period was driven by increased market penetration driven by our added PTA locations and inventory investment.
Cost of revenue, excluding depreciation, for this segment increased $2.0 million and $5.6 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to and increase in parts sales that was driven by our added PTA locations and inventory investment.
Depreciation expense increased $0.1 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, related to parts and tools acquisition costs.
Total gross profit of $4.1 million and $9.8 million for the three and nine months ended September 30, 2019, respectively, represented increases of $1.8 million and $3.1 million, respectively, as compared to the same periods in 2018.

Liquidity and Capital Resources
Historical Liquidity
Our historical cash needs have been to meet debt service requirements and to fund working capital and capital expenditures. We have historically funded these requirements from cash generated by our rental operations and cash received from the sale of equipment, as well as funds available under our credit facilities. As of September 30, 2019, we had $0.2 million in cash compared to $2.1 million as of December 31, 2018. As of September 30, 2019, we had $193.0 million of outstanding borrowings under our revolving credit facility with an additional $82.0 million in availability (subject to a borrowing base) compared to $209.0 million as of December 31, 2018.
2019 Credit Facility
On July 31, 2019, we entered into an agreement with JPMorgan Chase Bank, N.A., Fifth Third Bank, Morgan Stanley Senior Funding, Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., and Citigroup Global Markets Inc., pursuant to which such parties provided us with $350.0 million in aggregate principal amount of commitments pursuant to a first lien senior secured asset based revolving credit facility ("2019 Credit Facility").
The new revolving credit facility has a five-year term and a floating rate of interest based on either the federal funds rate plus a margin ranging between 50 and 100 basis points or LIBOR plus a margin ranging between 150 and 200 basis points, in each case, depending on excess availability under the facility. Our availability under the revolving credit facility is a percentage of the value of our accounts receivable, our parts inventory, our fleet inventory, and our cash, in each case, subject to certain eligibility criteria. A portion of the revolving credit facility may be used for the issuance of letters of credit. The revolving credit facility is guaranteed by our wholly owned domestic subsidiaries, subject to customary exceptions, and is secured by substantially all assets of Nesco and the guarantors. We can reduce the aggregate commitments under the revolving credit facility without premium or penalty. The revolving credit facility contains covenants which, among other things, limit the incurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens.
Senior Secured Notes due 2024
In connection with the closing of the Transactions, on July 31, 2019 we completed a private offering for Senior Secured Second Lien Notes due 2024 (the "Senior Secured Notes") issued by Capitol Investment Merger Sub 2, LLC, our wholly owned and indirect subsidiary (the "Issuer"). The aggregate principal amount of the Senior Secured Notes was $475.0 million. The Senior Secured Notes bear interest at a rate of 10.0% per annum payable semi-annually, in cash in arrears, on February 1 and August 1 of each year, commencing on February 1, 2020. The Senior Secured Notes do not have registration rights.

A summary of the key provisions are as follows:
Guarantors - The Senior Secured Notes are guaranteed (the “Guarantees”) by Capitol Intermediate Holdings, LLC, our wholly owned subsidiary ("Holdings") and the wholly owned domestic subsidiaries of the Issuer (together, "Guarantors") that guarantee obligations under the 2019 Credit Facility or any future debt of Nesco or any other Guarantors.
Security - The Senior Secured Notes and the Guarantees are secured on a second-priority basis by all assets of Nesco and the Guarantors that secure our obligations under the 2019 Credit Facility.
Ranking - The Senior Secured Notes and the Guarantees are general senior secured obligations. The Senior Secured Notes rank equally in right of payment with all of our existing and future senior debt and rank senior in right of payment to all of our future subordinated obligations. The Guarantees rank equally in right of payment with all of the Guarantors’ existing and future senior obligations and rank senior in right of payment to all of the Guarantors’ existing and future subordinated obligations. The Senior Secured Notes and the Guarantees rank effectively subordinated to all of the Guarantors’ and our first-priority secured debt, including borrowings under the 2019 Credit Facility.
Redemption and Repurchase - The Senior Secured Notes are redeemable, in whole or in part, at any time on or after the Closing Date at specified redemption prices. At any time prior to August 1, 2021, we may redeem all or part of the notes at a redemption price equal to 100.0% of the principal amount, plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. We may also redeem some or all of the notes: from August 1, 2021, but before July 31, 2022, at a redemption price of 105.0% of the principal amount plus accrued and unpaid interest, if any, to the redemption date; from August 1, 2022, but before July 31, 2023, at a redemption price of 102.5% of the principal amount plus accrued and unpaid interest, if any, to the redemption date; and after August 1, 2023, at a redemption price of 100.0% of the principal amount plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 40.0% of the Senior Secured Notes until August 1, 2021, at a redemption price of 110.0% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from one or more equity offerings. In addition, we may be required to make an offer to purchase the Senior Secured Notes upon the sale of certain assets and upon a change of control.
Covenants - The Senior Secured Notes contain various restrictive covenants.
As of November 12, 2019, we believe we were in compliance with all of the covenants and other provisions of the 2019 Credit Facility and the indenture governing the Senior Secured Notes disclosed above. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Due to the condition and relatively young age of our fleet, we have the ability to significantly reduce or suspend capital expenditures during difficult economic times, to generate additional cash flow during these periods. We believe that our cash generated by our rental operations and cash received from the sale of equipment, as well as funds available under our revolving credit facility will be adequate to meet our operating, investing and financing needs for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described under the heading “Risk Factors” beginning on page 24 of the Proxy Statement/Prospectus. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be changes in governmental regulations for the T&D industry, weather, and our customers’ ability to secure materials. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. We expect to continually assess our performance, the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures.
We may, from time to time, refinance, reprice, extend, retire or otherwise modify our outstanding debt to lower our interest payments, reduce our debt or otherwise improve our financial position. These actions may include repricing amendments, extensions, and/or opportunistic refinancing of debt. The amount of debt that may be refinanced, re-priced, extended, retired or otherwise modified, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.
Historical Cash Flows
The following table summarizes Nesco’s sources and uses of cash for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in $000s)	2019	2018
Net cash flow from operating activities	$714	$5,678
Net cash flow from investing activities	(62,260)	(6,653)
Net cash flow from financing activities	59,607	863
Net change in cash	$(1,939)	$(112)
As of September 30, 2019, we had cash of $0.2 million, an decrease of $1.9 million from December 31, 2018. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance under our revolving credit facilities.
Cash Flows from Operating Activities
Net cash provided by operating activities was $0.7 million for the nine months ended September 30, 2019, as compared to net cash provided by operating activities of $5.7 million in same period of 2018. The decrease is due to a $18.0 million increase in net loss from 2018 to 2019, as well as a $6.3 million decrease in cash flows from operations from 2018 to 2019 for working capital changes. The decrease in cash flows from operations from 2018 to 2019 is partially offset by a $12.1 million increase in non-cash expenses. The increase in non-cash items is primarily due to $5.4 million of additional depreciation, a $6.9 million decrease in gain on sale of rental equipment, and a $0.9 million decrease in provision for losses on accounts receivable in 2018 compared to 2019.

Cash Flows from Investing Activities
Net cash used in investing activities was $62.3 million for the nine months ended September 30, 2019, as compared to cash used in investing activities of $6.7 million in 2018. The increase in net cash used in investing activities is primarily due to an increase in rental equipment fleet purchases of $44.7 million and an increase in other property and equipment of $3.2 million, offset by an increase in insurance proceeds from damaged equipment of $1.7 million and an increase in equipment sales proceeds of $9.4 million. During the three and nine months ended September 30, 2019, we realized proceeds from the sale of units from our rental equipment and parts of $4.4 million and $22.6 million, respectively.
Cash Flows from Financing Activities
Net cash provided by financing activities was $59.6 million for the nine months ended September 30, 2019, as compared to cash provided by financing activities of $0.9 million in 2018. The increase is primarily due to proceeds from the Merger and recapitalization of $147.3 million, offset by an increase of repayments of notes payable, net of proceeds from debt, of $50.9 million, an increase of repayments, net of new borrowings, under our revolving credit facilities of $24.0 million, and an increase of finance fees paid of $13.8 million.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2019:

	Payments due by period
(in $000s)	Total	Less than 1 year (2019 - 2020)	1 to less than 3 years (2020 - 2022)	3 to less than 5 years (2022 - 2024)	More than 5 years (2024 and after)
Debt:
2019 Credit Facility	$193,000	$—	$—	$193,000	$—
Senior Secured Notes due 2024	475,000	—	—	475,000	—
Notes payable	3,842	1,280	1,280	732	550
Interest on debt (1)	380,006	56,875	111,639	111,639	99,853
Purchase obligations	77,800	77,200	—	—	600
Capital leases	37,663	9,431	20,114	4,625	3,493
Operating leases	9,487	2,626	4,460	2,187	214
Total contractual obligations	$1,176,798	$147,412	$137,493	$787,183	$104,710

(1)
Interest on debt is comprised of contractually required interest payments calculated using the interest rate in effect as of September 30, 2019, on our 2019 Credit Facility (4.01%) and semi-annual interest payments required under our Senior Secured Notes due 2024 at 10.0%.

Off-Balance Sheet Financing Arrangements
We have no obligations, assets, or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any nonfinancial assets.
Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” under “Nesco's Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the definitive proxy statement that was filed with the SEC on June 4, 2019 (as supplemented on June 24, 2019 and July 11, 2019). For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2019.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for a discussion of recently issued and adopted accounting pronouncements.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional and national downturns;

•	fluctuations in our revenue and operating results;

•	unfavorable conditions or further disruptions in the capital and credit markets;

•	our ability to generate cash, service our indebtedness and incur additional indebtedness;

•	competition from existing and new competitors;

•	our relationships with equipment suppliers and dependence on key suppliers to obtain adequate or timely equipment;

•	increases in the cost of new equipment and our ability to procure such equipment in a timely fashion;

•	our ability to pass on increased operating costs related to the aging of our fleet;

•	our ability to integrate any businesses we acquire;

•	our ability to recruit and retain experienced personnel;

•	the effect of disruptions in our information technology systems, including our customer relationship management system;

•	risks related to legal proceedings or claims, including liability claims;

•	our dependence on third-party contractors to provide us with various services;

•	a need to recognize additional impairment charges related to goodwill, identified intangible assets and fixed assets;

•	our ability to obtain additional capital on commercially reasonable terms;

•	laws and regulatory developments that may fail to result in increased demand for our services;

•	safety and environmental requirements that may subject us to unanticipated liabilities; and

•	other factors discussed under “Item 1A. Risk Factors” or elsewhere in this report.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the 2019 Credit Facility, which provides for variable rate borrowings of up to $350.0 million, subject to a borrowing base. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the 2019 Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the 2019 Credit Facility by approximately $0.3 million per year. As of September 30, 2019, we had $193.0 million of outstanding borrowings against the 2019 Credit Facility.
We manage a portion of our risks from exposures to fluctuations in interest rates as part of our risk management program through the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings and cash flows caused by fluctuations, our primary exposure is from our variable-rate debt. We currently have an interest rate collar agreement in place as a hedge against fluctuations in the required interest payments due on our 2019 Credit Facility. All of our derivative activities are for purposes other than trading.
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our standard master agreements) on an individual counterparty basis.
Our interest rate collar contract (currently our only derivative contract) was executed under a standard master agreement that contains a cross-default provision to our borrowing agreement with the counterparty, which provides the ability of the counterparty to terminate the interest rate collar agreement upon an event of default under the borrowing agreement.
Exchange rate risk
During the nine months ended September 30, 2019, we generated $4.6 million and $0.9 million of U.S. dollar denominated revenues in Canadian dollars and Mexican pesos, respectively. Each 100 basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate or Mexican peso to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.1 million. We do not currently hedge our exchange rate exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"). Based on the evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As disclosed in the definitive proxy statement that was filed with the SEC on June 4, 2019 (as supplemented on June 24, 2019 and July 11, 2019), as of December 31, 2018, we identified a material weakness in our internal control over financial reporting related to accounting for rental equipment. As of December 31, 2018, we did not have adequate controls in place to ensure that we have adequate review, including evidence of reviews in a sufficient amount of detail, of the activity in our rental equipment accounts. As a result, in the fourth quarter of 2018, we recorded adjustments to correct for rental equipment acquired using capital leases, as well as the classification of rental equipment on our consolidated balance sheet.
In 2019, we began to implement changes to our internal control to add a suite of key controls regarding the review of the activity in our rental equipment accounts, including lease financing activities. The changes in controls include, but are not limited to, supplementing the internal rental equipment accounting personnel with three additional and experienced supervisory and managerial employees. These additional resources will augment the internal review procedures to include consultation and review over the monthly, quarterly and annual activity in rental equipment. The material weakness cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We completed an evaluation as of September 30, 2019, and believe internal controls have been enhanced. We will be conducting ongoing quarterly evaluations and we currently expect to complete remediation of the material weakness by December 31, 2019; however, we can provide no assurances that the material weakness will be remediated on that timeline or at all.

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated any changes in our internal control over financial reporting that occurred during the third quarter of 2019 and have concluded that, other than as discussed above under "Evaluation of Disclosure Controls and Procedures," there were no changes to our internal control over financial reporting during the second quarter of 2019 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings

In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, environmental liabilities, intellectual property disputes and tax-related matters. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the section entitled “Risk Factors” beginning on page 24 of the definitive proxy statement filed with the Securities and Exchange Commission on June 4, 2019 (as supplemented on June 24, 2019 and July 11, 2019). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the definitive proxy statement referred to above, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from the Initial Public Offering

On August 21, 2017, Capitol consummated the offering (the “Initial Public Offering”) of 40,250,000 units, including 5,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consisted of one Class A ordinary share (collectively, the “Class A Ordinary Shares”) and one third of one redeemable warrant (“Warrant”), each whole Warrant to purchase one Class A Ordinary Share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $402,500,000. Simultaneous with the consummation of the Initial Public Offering, Capitol consummated the private placement of 6,533,333 Private Placement Warrants to its sponsors and directors at a price of $1.50 per Private Placement Warrant, generating total proceeds of $9,800,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Of the gross proceeds received from the Initial Public Offering and private placement of Private Placement Warrants, $402,500,000 was placed in a Trust Account.

In connection with the Transactions, holders of 26,091,034 shares of Class A Ordinary Shares sold in the initial public offering (“public shares”) exercised their rights to convert such public shares to cash at a conversion price of approximately $10.24 per share, or an aggregate of approximately $267,239,740. The per share conversion price of approximately $10.24 for holders of public shares electing conversion was paid out of Capitol’s trust account, which had a balance immediately prior to the Closing of approximately $412.3 million. Of the remaining funds in the trust account: (i) approximately $17.8 million was used to pay transaction expenses associated with the Transactions, (ii) $127.8 million was used to pay down indebtedness of the Company, and (iii) the balance of approximately $10.2 million was released to pay certain of Nesco’s transaction-related costs.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESCO HOLDINGS, INC. (Registrant)

Date:	November 12, 2019	/s/ Lee Jacobson
Lee Jacobson, Chief Executive Officer

Date:	November 12, 2019	/s/ Bruce Heinemann
Bruce Heinemann, Chief Financial Officer