Form 10-Q/A
period 2019-09-30
NESCO HOLDINGS, INC.
filed 2019-11-13
CIK 1709682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q/A
AMENDMENT NO. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐     NO  ☒
The number of ordinary shares outstanding of Nesco Holdings, Inc. as of November 12, 2019, was 49,033,903.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (the “Amendment Filing”) amends the Quarterly Report on Form 10-Q of Nesco Holdings, Inc. (“Nesco”) for the fiscal quarter ended September 30, 2019, which was originally filed on November 12, 2019 (the “Original Filing”). This Amendment Filing is an exhibit-only filing. This Amendment Filing is being filed solely to include Exhibits 2.1, 2.2, 3.1, 3.2, 4.1, 4.2, 4.3, 4.4, 4.5, 10.1, 10.2, 10.3, 10.4 and 10.5 in the quarterly report, each incorporated by reference to a previous filing, that were inadvertently excluded from the Original Filing. Except for these inclusions, this Amendment Filing does not otherwise update any exhibits as originally filed or previously amended.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment Filing does not reflect events occurring after the filing of the Original Filing or modify or update those disclosure that may be affected by subsequent events. Accordingly, this Amendment Filing should be read in conjunction with the Original Filing and Nesco’s other filings with the SEC.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by Nesco’s principal executive and financial officers are filed as exhibits to this Amendment Filing.

Nesco Holdings, Inc. and Subsidiaries
TABLE OF CONTENTS

PART II	OTHER INFORMATION	Page Number

Item 6.	Exhibits	1
	SIGNATURES	2

Item 6. Exhibits

Exhibit No.	Description
2.1 †
Agreement and Plan of Merger, dated as of April 7, 2019, by and among Capitol Investment Corp. IV, Capitol Intermediate Holdings, LLC, Capitol Investment Merger Sub 1, LLC, Capitol Investment Merger Sub 2, LLC, NESCO Holdings, LP, and NESCO Holdings I, Inc. (incorporated by reference to Exhibit 2.1 to Capitol Investment Corp. IV’s Current Report on Form 8-K filed on April 8, 2019).

2.2 †
Amendment to the Agreement and Plan of Merger, dated July 11, 2019, by and among Capitol Investment Corp. IV, Capitol Intermediate Holdings, LLC, Capitol Investment Merger Sub 1, LLC, Capitol Investment Merger Sub 2, LLC, NESCO Holdings, LP, and NESCO Holdings I, Inc. (incorporated by reference to Exhibit 2.1 to Capitol Investment Corp. IV’s Current Report on Form 8-K filed on July 17, 2019).

3.1	Certificate of Incorporation of Nesco Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
3.2	Bylaws of Nesco Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
4.1	Specimen Common Stock Certificate of Nesco Holdings, Inc. (incorporated by reference to Exhibit 4.1 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
4.2	Specimen Warrant Certificate of Nesco Holdings, Inc. (incorporated by reference to Exhibit 4.2 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
4.3
Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Nesco Holdings, Inc. (incorporated by reference to Exhibit 4.3 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).

4.4
Registration Rights Agreement between Nesco Holdings, Inc. and certain holders identified therein (incorporated by reference to Exhibit 4.4 of Nesco Holdings, Inc.'s Current Report on Form 8-K filed on August 1, 2019).

4.5
Indenture, dated as of July 31, 2019, among Capitol Investment Merger Sub 2, LLC, Capitol Intermediate Holdings, LLC, the other guarantors named therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.5 of Nesco Holdings, Inc.'s Current Report on Form 8-K filed on August 1, 2019).

10.1+
Secured Asset Based Loan Credit Agreement, dated as of July 31, 2019, among Capitol Investment Merger Sub 2, LLC, JPMorgan Chase Bank, N.A., Fifth Third Bank, Morgan Stanley Senior Funding, Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Island Branch, and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 of Nesco Holdings, Inc.'s Current Report on Form 8-K filed on August 1, 2019).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
10.3	Stockholders' Agreement (incorporated by reference to Exhibit 10.3 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
10.4	2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Capitol Investment Corp. IV's Current Report on Form 8-K filed on July 22, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Previously filed with Nesco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, as filed on November 12, 2019.

†	The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

+
Certain schedules, annexes, and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESCO HOLDINGS, INC. (Registrant)

Date:	November 13, 2019	/s/ Lee Jacobson
Lee Jacobson, Chief Executive Officer

Date:	November 13, 2019	/s/ Bruce Heinemann
Bruce Heinemann, Chief Financial Officer

2