Form 10-K
period 2019-12-31
NESCO HOLDINGS, INC.
filed 2020-03-16
CIK 1709682

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-38186
_______________________________
Nesco Holdings, Inc.
(Exact name of registrant as specified in its charter)
_______________________________

Indiana	84-2531628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES   ☐     NO   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d). YES   ☐     NO   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒     NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐     NO  ☒
The aggregate market value of ordinary shares held by non-affiliates, computed by reference to the closing price for ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $411.8 million.
The number of shares of Nesco Holdings, Inc.’s common stock (“common stock”) outstanding as of February 28, 2020, was 49,033,903.

Table of Contents

Nesco Holdings, Inc.
FORM 10-K REPORT INDEX

PART I
Item 1.        Business
Company Overview

Nesco Holdings, Inc. (“Holdings”), a Delaware corporation, serves as the parent for our primary operating company, NESCO, LLC. NESCO, LLC, an Indiana limited liability company, and its wholly owned subsidiaries, is one of the largest specialty equipment rental providers to the growing electric utility transmission and distribution (“T&D”), telecom and rail industries in North America. Nesco offers its specialized equipment to a diverse customer base for the maintenance, repair, upgrade and installation of critical infrastructure assets including electric lines, telecommunications networks and rail systems. Unless otherwise indicated, for periods prior to the consummation of the merger (the “Transactions”) with Capitol Investment Corp. IV (“Capitol”), references to “we,” “our,” “us,” “Nesco” or the “Company” are to NESCO, LLC and for periods following the consummation of the Transactions, such terms refer to Holdings.
With a young, coast-to-coast rental fleet of approximately 4,600 units as of December 31, 2019, Nesco has a diverse specialty fleet offering that includes insulated and non-insulated bucket trucks, digger derricks, line equipment, cranes, pressure diggers and underground equipment, with all-terrain options such as all-wheel drive, track mounting and rail mounting. Nesco’s rental fleet has an average unit age of approximately 3.6 years at December 31, 2019 compared to an average expected useful life of 15 to 25 years. The long useful life of Nesco’s equipment assets is a key driver of attractive asset economics. Nesco expects that a combination of highly attractive asset economics and long rental periods will continue to drive strong profit margins. In addition to renting its fleet, Nesco opportunistically sells both new and used specialty equipment, which fosters strong customer relationships, facilitates fleet management and strengthens supplier relationships.
Through its parts, tools and accessories, or PTA segment, Nesco provides its customers a total job-site solution, offering a range of parts, tools and accessories for rent or sale to fully equip their equipment and crews for activity in the field. Nesco’s large PTA inventory includes stringing blocks, augers, insulated hotline tools, hoist and rigging equipment and grounding clamps. Nesco’s comprehensive PTA offering expands opportunities to serve its equipment rental and sales customers through the convenience of a single vendor for all of their specialty equipment and PTA needs.
Nesco has an extensive geographic footprint which allows Nesco to supply equipment and services to major T&D, telecom and rail customers throughout the U.S. and Canada. Nesco has over 70 facilities with no state, province or territory representing more than 20% of revenues. This expansive footprint allows Nesco to opportunistically position its fleet in high-demand regions and across multiple end-markets, which drives high fleet utilization and results in superior customer connectivity. Nesco serves a diverse base of more than 2,000 customers as of December 31, 2019, including many of the top national and regional electric utilities, telecoms, railroads and related contractors.
Nesco’s three primary end-markets (T&D, telecom and rail) present large and compelling opportunities. Investment spend in these end-markets has exceeded the rate of GDP growth and shown resiliency through the economic cycle. Continued growth is supported by multiple important and transformative long-term trends. The electric utility market is in the early years of a secular upcycle, driven by utilities’ investment to replace or strengthen an aging electric grid, to integrate growing gas and renewable generation mandated by regulation and to meet the expanded demand from electric vehicles and electric heating with a growing focus on decarbonization. The 5G upgrade cycle is driving a new wave of telecom infrastructure spending. Urban congestion and increased freight transportation needs have driven a nationwide investment in improving rail infrastructure with many major projects approved and under development across the U.S. See the section entitled “Business of Nesco - End-Market Overview” for additional detail.
Demand for Nesco’s equipment expanded from 2016 to 2019, as demonstrated by high levels of fleet utilization over this period. Prior to the Transactions involving Capitol, Nesco’s ability to invest in its fleet to meet growing end-market demand was limited by the Company’s capital structure. As a result, Nesco turned away rental opportunities due to lack of fleet availability. With a strengthened capital structure following the consummation of the Transactions with Capitol, Nesco was able to make a significant investment into its fleet in 2019 to capture existing unmet demand as well as expected continued growth in demand from its end-markets. See the section entitled “Recent Events” for additional detail.
Company History
Nesco was founded in 1988 as a family-owned equipment sales and rental company in Bluffton, Indiana, focused on the electric utility market. Following its acquisition by Energy Capital Partners (“ECP”) in early 2014, Nesco expanded and diversified its operations with the launch of the parts, tools and accessories business in late 2015 and the entry into the telecom and rail markets in 2016. The PTA business allowed Nesco to cross-sell a complementary product offering to its existing customer base. The expansion into the telecom and rail industries represented a natural extension given that a significant portion of Nesco’s equipment has applications across the T&D, rail and telecom end-markets. Nesco’s telecom and rail expansion was facilitated by Nesco’s acquisition of V&H Leasing Services, a rail equipment rental business, in 2016. The acquisitions of Bethea Tool and Equipment Company (“Bethea”) in 2017 and N&L Line Equipment

(“N&L”) in 2018 further enhanced the PTA segment and positioned it for nationwide expansion. Bethea added manufacturing capacity of stringing blocks, the most significant product within the PTA portfolio. N&L added certified expertise in dielectric testing and manufacturing of certified live-line tools. In November 2019, Nesco closed the acquisition of Truck Utilities, Inc. (“Truck Utilities”), expanding Nesco’s presence in the Upper Midwest and bringing with it a young, underutilized fleet as well as upfit and service capabilities.
Merger with Capitol

On April 7, 2019, NESCO Holdings I, Inc. (which was the ultimate parent holding company prior to the Transactions described below) (“Holdings I”) entered into a definitive agreement with Capitol, a public investment vehicle, whereby the parties agreed to merge, resulting in Nesco becoming a publicly listed company.

Capitol Investment Corp. IV was originally incorporated under the laws of the Cayman Islands on May 1, 2017 as a blank check company under the name Capitol Investment Corp. IV to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

On July 31, 2019, we completed the Transactions whereby Holdings I, became our wholly-owned subsidiary and the entity (along with its subsidiaries) through which we operate our business. In connection with the Transactions, we changed our name to Nesco Holdings, Inc.
Segments
Nesco operates in two segments:

•
Equipment Rental and Sales.    The Equipment Rental and Sales (“ERS”) segment principally provides specialty equipment rental solutions to customers including electric utilities, telecom operators, railroad operators and related contractors. These customers use Nesco’s equipment in performing maintenance, repair, upgrade and installation services on critical infrastructure assets. Nesco also sells new and used equipment through this segment.

•
Parts, Tools and Accessories.    The PTA business was launched in 2015. Through this segment, Nesco offers customers sale and rental solutions for parts, tools and accessories to complement Nesco’s specialty equipment fleet. Customers include equipment rental customers, industry contractors and select distributors.

End-Market Overview
Nesco’s core end-markets are electric utility, T&D, telecom and rail.
General End-Market Trends
Growth of annual capital expenditures in Nesco’s end-markets has exceeded the annual growth in U.S. GDP. Nesco’s end-markets have demonstrated limited correlation with GDP growth and resiliency through the recent economic cycle.

Nesco’s Large and Growing End-Markets
The North American market has experienced a secular shift from equipment ownership to rental. Rental penetration of the broader equipment fleet in North America increased from 42% in 2009 to 57% in 2019 and is expected to reach 65% by the mid-2020s.1 In comparison, other developed markets recorded higher rental penetration rates in 2017, including Europe at 65%, Japan at 80% and the U.K. at 80%, demonstrating the future potential of the North American market.2 Nesco believes that customers’ growing preference for equipment rental is driven by several factors including the avoidance of significant capital outlay, improved asset utilization, reduced storage and maintenance, access to a wider range of modern productive equipment, dedicated customer care and operational efficiencies.
T&D End-Market
Transmission and Distribution End-Market
Maintaining safe and effective transmission and distribution lines is critical to national infrastructure, as they carry the electricity that powers the nation. Transmission lines carry high voltage electricity long distances, while distribution lines carry electricity from local transformers to houses and businesses. Nesco’s specialty equipment is used in the maintenance and repair of live lines and installation of new lines. Capital expenditure spend in the electric utility transmission and distribution end-market exceeds $60 billion annually.3 This spend is driven by a number of attractive dynamics, demonstrating that the U.S. is likely in the very early innings of a multi-year T&D spending cycle.

Aging and Underinvested T&D Infrastructure.    Electricity delivery in the U.S. depends on an aging and complex patchwork system of power generation facilities, transmission grids, local distribution lines and substations. Most T&D lines were constructed in the 1950s and 1960s with a 50-year life expectancy and were not originally engineered to meet today’s load demands. Today, approximately 40 to 50% of existing T&D infrastructure is at or beyond its engineered life.4 Due in part to this aging infrastructure, costly electric emergency incidents and disturbances have increased more than sevenfold since 2000.5 Multiple costly fires have also been caused by aging and under-maintained transmission and distribution lines. As an example, in February 2019, Pacific Gas & Electric, an electric utility in California, announced that it is probable that its transmission line equipment caused the catastrophic fires in Paradise, CA three months prior, resulting in the deaths of eighty-five people. Maintenance work on the line had been delayed for several years.6 The company, which filed for bankruptcy protection in January 2019, recorded a $10.5 billion charge in anticipation of damage claims. California fire investigators have determined that Pacific Gas & Electric’s equipment also played a role in starting 18 blazes in 2017.7 The prevention of additional incidents associated with the continued operations of aging T&D infrastructure is expected to continue to drive increasing levels of maintenance and repair and replacement spend by utilities.
Changing Generation Landscape.    The ongoing transition from coal to gas and renewables continues to drive changes in the generation landscape and transmission project development. Twenty-nine states and Washington, D.C. have adopted renewable portfolio standards, which mandate that a certain percentage - most states target 10 to 45% - of electricity sold by a utility must come from renewable sources.8 Approximately 786 gigawatts of new renewables and natural gas-fired generating capacity is expected to be added through 2050.9 As a result, significant spend for new transmission lines will be required to interconnect these new sources of power with the electrical grid.
Increased Focus on Decarbonization.    With an increased societal focus on decarbonization, major fossil fuel driven sectors are shifting towards electrification. The electrification of vehicles, heating technology and industrial processes is expected to drive a significant increase in electricity demand and require a transmission investment of up to $90 billion by 2030.10

Increased Outsourcing by Utilities.    Utilities are increasingly turning to specialized third-party contractors to fulfill construction and maintenance needs. This outsourcing trend is driven by the challenge of an aging workforce and desire to shift the management and responsibilities of non-core activities to external service providers. Outsourcing is a favorable trend for Nesco, given its rental penetration among T&D contractors who prefer to rent due to lower initial capital outlay, increased flexibility, improved asset utilization and productivity and significantly reduced storage and maintenance costs.
Nesco’s longstanding relationships, national scale and diverse fleet of specialty rental equipment makes Nesco a key supplier to many companies in the T&D end-market. Approximately 76.4% of Nesco’s revenue was generated from the T&D end-market in 2019.
Telecom End-Market
Telecommunications infrastructure, including telecom cells, towers and wirelines, are the backbone of telephonic interaction and the transportation of mobile data. Nesco provides the specialty equipment required to maintain and install telecom cells, towers and communication lines. Construction spend on telecommunications infrastructure exceeds $30 billion annually.11 This spend is expected to grow significantly into 2020 and continue throughout the next decade due largely to the advent of 5G technology.
Rapid technological advancements, including advanced digital and video service offerings, continue to increase demand for greater wireline and wireless network capacity and reliability. Data traffic is at an all-time high and is expected to substantially increase in the future. North American data traffic is expected to grow at a 24% CAGR from 2016 to 2021.12 In response to this demand, the Big 4 U.S. telecom operators are planning to increase speed and capacity through the deployment of 5G technology.
5G technology will require the installation of numerous higher bandwidth small cells to “densify” wireless networks and enhance performance. This is because small cells only deliver coverage within approximately a quarter mile of their location, compared to approximately five miles for the existing 4G and predecessor macro cells.13 As a result, approximately 20 times more small cells will need to be installed in order to provide the same level of coverage as the existing macro cells.14
The spend required by the Big 4 wireless providers to deploy 5G technology is expected to grow at a 40% CAGR from 2019 to 2023, continuing into 2030 with total 2019 to 2030 spend of approximately $240 billion.15
Emerging wireless technologies are also driving significant wireline deployments. A complementary wireline investment cycle is underway to facilitate the deployment of fully converged wireless and wireline networks. Continued recurring maintenance will be required on existing wireline infrastructure and new 5G infrastructure.
Approximately 12.9% of Nesco’s revenue was generated from the telecom end-market in 2019.

Rail End-Market
Freight and commuter rail are responsible for transporting products and people across the nation. Nesco’s rail mounted equipment is used for a variety of tasks including the installation of new rail and maintenance of the existing rail lines. The hi-rail equipment is utilized in projects for both installation and repair of track, electric lines, signal crossings and signs. The equipment is also often used for working on older infrastructure such as repairing bridges and terminals with more antiquated track and systems that are in need of upgrades with more modern systems like Positive Train Control (PTC) and others. The six largest public railroads spend more than $10 billion annually in capital expenditures, which is expected to continue to grow as freight demands increase.16 In addition to freight rail, spend on active commuter rail projects is significant with a growing pipeline.
Freight Rail.    Freight rail, one of the most cost-effective, energy-efficient modes of transport, carries about 40% of intercity freight as measured by ton-miles, more than any other mode of transportation.17 Total U.S. freight movements are expected to rise from around 18.0 billion tons in 2015 to around 25.3 billion tons in 2045 - a 41% increase.18 Nesco’s North American customers are principally Class I railroads and related contractors. Class I railroads operate in 44 states across the U.S. and account for 94% of freight rail revenues in North America.19
Commuter Rail.    Trends such as population growth, increasing urbanization, a focus on sustainability, environmental awareness and increasing highway congestion are expected to drive continued investment in commuter rail. Furthermore, as a result of years of insufficient funding, transit systems across the U.S. are struggling to cope with aging infrastructure, creating a massive and increasing backlog. The most recent federal estimate quantifies the backlog of projects required to attain a “state of good repair”, meaning public transit is repaired to an age within its average service life, at $90 billion - projected to grow to $122 billion by 2032.20 In August 2018, the U.S. Senate approved a fiscal-year 2019 appropriations bill that provides $16.1 billion for public transit and intercity passenger rail. Also in 2018, the Los Angeles County Metropolitan Transportation Authority’s board adopted the Twenty-Eight by ‘28 plan, which calls for completing 28 transportation projects at an estimated cost of $26 billion ahead of the 2028 Summer Olympics and Paralympics in Los Angeles.

Approximately 5.2% of Nesco’s revenue was generated from the rail end-market in 2019.

Other End-Markets

Approximately 5.5% of Nesco’s revenue was generated from other end-markets in 2019, primarily from lighting and signage.
Product and Services
Equipment Rental and Sales.    Nesco’s equipment rental fleet consists of approximately 4,600 units, which management believes is among the largest specialty equipment rental fleets in North America. Nesco’s fleet consists of more than 100 product variations to serve the specialized needs of its customers including various terrain options such as truck mounted, rail mounted, track mounted and all-wheel drive. Nesco’s equipment can reach transmission lines and cell sites in excess of 200 feet in the air, dig to a depth of 60 feet to install telephone and power line poles, provide power line and fiber line pulling capacity of up to 40,000 pounds and reach remote and inaccessible areas for rail maintenance. A large percentage of Nesco’s fleet is insulated, which allows customers to safely work on live electric lines. Nesco’s equipment is regularly tested for safety, which includes regulation-mandated dielectric testing of all insulated units to ensure safe operations near electrical wiring. The majority of Nesco’s equipment can be used across a variety of end-markets and many of Nesco’s customers operate in multiple end-markets. Rental rates vary depending on product type, geography, demand and other factors.
Examples of Nesco’s equipment rental products include:

•	Bucket Trucks. Trucks equipped with a bucket mounted on an insulated or non-insulated hydraulic lifting aerial device used to maintain and construct utility, rail or telecommunication lines.

•	Digger Derricks. Trucks equipped with a boom and auger used to dig holes and set utility, rail and telephone poles.

•	Line Equipment. Equipment used to string new and re-conduct overhead utility, rail, telecom or cable lines including pole trailers, reel handling trailers and other material handling trailers.

•	Cranes. Trucks equipped with a boom crane used for large-scale transmission line repair and construction and in multiple rail applications for material handling and lifting.

•	Pressure Diggers. Trucks equipped with a pressure drill used to dig holes for utility poles, structure bases and foundations through hard materials such as rock.

•	Underground Equipment. Variety of equipment used to place and remove underground utility and telecom lines without disruption to the surface.

•	Trucks / Miscellaneous Equipment. Hi-rail equipment including hi-rail service trucks, grapples, roto-dumps, PTC trucks, etc.
In addition to equipment rentals, Nesco opportunistically sells used equipment from its own fleet and new equipment as a qualified dealer for 16 of its suppliers.
Parts, Tools and Accessories.    Nesco’s parts, tools and accessories rental inventory consists of approximately 39,000 units, which management believes is the second largest PTA rental fleet in North America. Nesco also has a broad inventory of PTA available for purchase, including Nesco-manufactured stringing blocks and insulated tools as well as other original equipment manufacturer (“OEM”) direct products. Nesco’s PTA products are a natural extension of Nesco’s core equipment rental offering and can be rented or purchased on an individual basis or in packaged specialty kits. A typical crew on assignment will require a collection of parts, tools and accessories of between $25,000 and $80,000 per crew.
The technical nature of certain PTA, such as insulated tools, requires periodic testing in a certified lab and expertise in specialized repairs, which Nesco provides at its test and repair facilities. Nesco is expanding its test and repair services nationwide and expects to increase its number of locations. These locations will serve as hubs for technical test and repair as well as PTA rental and sales.
Examples of Nesco’s PTA products and services include:

•
Stringing Blocks.    Stringing dollies and accessories used to string powerline, telephone line (including fiber), or cable, above ground or underground in the new construction, rebuild or maintenance of the lines

•	Augers. Tool used to dig holes for power, telephone or cable poles and also used to dig holes for structure bases, pilings and foundation supports

•
Insulated Tools.    Extension arms, temp arms, insulated ladders, etc., used to insulate and dielectrically protect workers and temporarily reposition powerlines for safe execution of tasks while working at height in live line circumstances.

•	Other PTA. Crimping tools and dies, pumps/motors, underground fiber laying tools and various other tools used in either utility, telecom or rail applications.

•
Test and Repair Services.    Regulatory requirements of not more than one year for specialized PTA including testing and inspections, design requirements, rubber testing, etc. and repair services for replacement parts.

Competitive Strengths
Nesco believes that the following competitive strengths have been instrumental in its success and position Nesco for continued growth:
Market Leader Across Compelling End-Markets.    We believe Nesco is a leader in each of the T&D, telecom and rail end-markets that Nesco serves with a fleet of approximately 4,600 units of specialty equipment. Nesco has established this position by leveraging its expansive fleet, national sales and service network, longstanding customer relationships and operational expertise. All three end-markets are in the early years of a secular upcycle that is expected to persist for years to come. Nesco is well positioned to benefit from this projected growth.
Comprehensive Product Offering.    Nesco has a broad product offering, including both a wide array of specialized rental equipment and a diverse range of ancillary parts, tools and accessories. Nesco believes that its diverse and comprehensive offering make it a specialty equipment provider of choice for its customers. Its “one-stop-shop” value proposition sets Nesco apart from its competitors and strengthens customer relationships.
Focus on Rental.    Nesco has a rent-first business model. Nesco’s singular focus is on providing high quality specialty rental equipment and related products with best-in-class service. In comparison, for many of Nesco’s competitors, equipment manufacturing and sales is the primary focus with secondary attention given to servicing rental customers. Nesco’s rental-centric sales and service organization is highly responsive to all needs of its rental customers. Nesco provides price quotes within 30 minutes and ensures swift equipment delivery and timely service support, either in the field or in the shop. Nesco believes its rent-first model enables Nesco to provide superior customer service and a best-in-class rental experience relative to competitors.
Expansive Geographic Footprint.    Nesco’s geographic presence spans the United States and Canada with a network of more than 70 locations. Nesco’s strategically allocated fleet and wide-reaching service capabilities allow it to quickly respond to both equipment and service requests from customers. The Company’s broad reach also represents a competitive advantage in serving customers with nationwide operations who may prefer the convenience of interacting with a limited number of equipment providers.

Established Customer Relationships and Industry Expertise.    Nesco has longstanding relationships with its large and diverse group of customers. The Company has built strong expertise of the equipment and product requirements in its end-markets and works closely with its customers to determine their needs by projects. Nesco’s top ten customers have an average of a 17-year tenure with the Company. These established relationships represent a competitive advantage for Nesco.
Strong Financial Profile.    Robust growing demand for Nesco’s equipment and strong asset-level returns enabled the Company to achieve a 12% revenue CAGR and a 17% Adjusted EBITDA CAGR from 2016 to 2019. Following the consummation of the Transactions, our financial flexibility was improved to pursue strategic growth opportunities through investments in the fleet, expansion of the PTA business and selective strategic activity, while still maintaining prudent capital management. Nesco will also benefit from the use of certain attractive tax attributes, including a federal net operating loss carryforwards of $285.3 million and a state net operating losses carryforward of nearly $202.4 million, both as of December 31, 2019.
Proven and Experienced Management.    Nesco has a strong, highly experienced management team. CEO Lee Jacobson has more than 19 years of experience in the utility equipment rental and sales industry. Prior to joining Nesco in 2012, Mr. Jacobson served as Vice President and General Manager with Terex Utilities, a key supplier and partner. Our President Robert Blackadar has over 25 years of experience in the rental and equipment industry and demonstrated success in driving strong financial and operating results in senior leadership roles across sales and operations. Prior to joining Nesco in 2019, Mr. Blackadar served as Senior Vice President and Division Vice President with Blueline Rental and held a range of leadership and sales roles with United Rentals, Herc Rentals and Ritchie Bros. Auctioneers. CFO Bruce Heinemann has over 25 years of experience in finance and accounting for a range of industrial and manufacturing companies. In the last three years, Nesco’s management team has successfully implemented several growth initiatives including the launch of the PTA business, expansion into the telecom and rail end-markets, internalization of equipment servicing, development of remounting capabilities and accretive acquisitions.
Growth Strategies
Nesco intends to maintain its leading market position and drive continued revenue and Adjusted EBITDA growth by pursuing the following strategies:
Invest in Fleet to Meet Growing Excess Demand.    As a result of increasing demand from customers and a lack of equipment availability in Nesco’s fleet, the Company had to turn away over 6,000 rental opportunities from 2017 to 2019. Nesco had limited ability to invest in its fleet during this period due to capital structure constraints. The number of rental opportunities that Nesco was unable to service due to a lack of product availability grew from 810 rental opportunities in 2015 to 1,999 rental opportunities in 2019, indicating a growing need for increased capital investment. In comparison, the Company serviced approximately 4,500 rental opportunities in 2019. Nesco tracks information on rental opportunities, including the reasons for opportunities not serviced, in its customer relationship management system.
With a strengthened capital structure, Nesco made a significant investment in its fleet in 2019, growing the fleet size by approximately 700 additional units. The Company expects to address the existing and growing end-market demand with a targeted investment in product lines that have demonstrated the greatest excess demand, highest utilization and shortest payback periods. Nesco’s investments in its fleet will allow the Company to leverage its highly attractive unit economics, with unlevered internal rates of return of approximately 30% and up to 3x unlevered returns on invested capital.
Increase Customer Penetration in Parts, Tools and Accessories.    Since its launch in 2015, the parts, tools and accessories business has demonstrated significant growth, indicating the strong appeal of the product offering to Nesco’s customer base. PTA revenue as a percentage of equipment rental revenue increased from 17% in 2018, when only two locations were opened with a limited product offering at each of those locations, to 24% in 2019, excluding Truck Utilities after Nesco opened four full service locations and a warehouse facility and added certified test and repair services to all of is full service locations. Nesco believes PTA revenue as a percentage of equipment rental revenue demonstrates the level of cross-sell of the PTA segment into its existing customer base and believes there is ample opportunity to increase this percentage over time.
Following the acquisitions of Bethea and N&L in 2017 and 2018, Nesco is now well positioned to expand the PTA segment. N&L and Bethea added manufacturing capabilities of key PTA products, including stringing blocks and hotline tools, both of which are long-lived assets that represent the largest share of PTA rentals. N&L also added certified test and repair capabilities. Management believes the integration of these two operations provides Nesco a cost and expertise advantage compared to competitors.
Nesco increased the number of PTA full service locations and warehouses from two in 2018 to seven by the end of 2019 and expects to open an additional full service location in 2020. Each full service location provides certified test and repair services and an expanded product offering of both insulated and non-insulated tools.

Selectively Pursue Strategic Acquisitions.    Nesco has successfully sourced, executed and integrated seven strategic acquisitions since 2012. These seven accretive acquisitions have bolstered Nesco’s market leadership, fleet diversity, end market reach, product offerings and geographic footprint. The companies were acquired for a weighted average EBITDA multiple of 5.7x or 4.0x, excluding Truck Utilities, including realized synergies and 100% or more of the expected synergies were realized in each acquisition, demonstrating management’s ability to effectively source, execute and integrate acquisitions. Management is actively evaluating additional acquisition opportunities to allow Nesco to leverage its national platform and act as a preferred consolidator in a fragmented industry with many regional and local players.
Customers
Nesco serves a large base of more than 2,000 customers, including many of the top national and regional electric utilities, telecoms, railroads and related contractors.
Rental Contracts
In excess of 95% of new rental orders use Nesco’s standard rental agreement, pre-negotiated master lease or national account agreements. The initial duration of Nesco’s rentals is 28 days or one month. Thereafter, the contract is automatically renewed in increments of 28 days or one month until the customer returns the equipment. Customers are billed on a monthly basis. The average rental duration of Nesco’s rental portfolio was 12.9 months as of year-end 2019, excluding Truck Utilities. In addition to the monthly rental rates, customers are responsible for the costs of delivery and return to Nesco’s service locations, preventative maintenance and consumables, and any loss or damage beyond normal wear and tear. Nesco’s rentals require customers to maintain liability and property insurance covering the units during the rental term and to indemnify Nesco from losses caused by the negligence of the customer, their employees or contractors. Nesco also provides rental customers the opportunity to enter into Rental Purchase Option (“RPO”) contracts, when requested, which allow the customer to earn credit towards the purchase of the equipment based on the rental payments made.
Fleet Management
Nesco employs a disciplined and strategic approach to fleet management and optimization. The fleet management process includes the development of an annual plan for procurement, submission of purchase orders with key suppliers, monitoring and tracking maintenance and repair requirements and end of rental life decisions regarding remount or sale for each unit in the fleet. Nesco utilizes a third-party web-based fleet management information system for enhanced visibility into the transportation and service phases of the rental cycle, enabling it to effectively manage service cost, uptime and utilization. The system provides Nesco’s sales and operations teams with remote access to real-time information, enabling fleet optimization and improving responsiveness. Nesco actively tracks utilization for each unit in its fleet and type to forecast availability and inform fleet investment decisions, while sales representatives and management closely follow developing projects and remain in constant communication with customers to forecast their equipment needs.
Nesco’s dedication to maintaining its fleet in like-new condition provides customers with more reliable, readily available equipment. Nesco’s expansive geographic footprint enables the Company to quickly turn around newly off-rent equipment which supports high utilization levels. Fleet maintenance that occurs in a service facility is executed either at a Nesco operated service location, or a third party outsourced location. Fleet maintenance that occurs in the field is executed either by a Nesco employed technician or third-party field service technician. Major overhaul and repair jobs are typically performed by Nesco’s highly skilled internal service team. Third-party service providers typically perform routine maintenance work, including standard checks as equipment comes off rent, but are equipped to handle larger overhaul and repair jobs as needed. This unique service network improves Nesco’s maintenance response time, equipment reliability and utilization levels while allowing it to minimize fixed costs.
As units approach the targeted end of rental lives, based upon expected increasing maintenance cost curves and customers’ preference for newer equipment, Nesco’s technical fleet management team will evaluate each individual unit for potential retention, remount on a new chassis or sale. Dynamic review of aged fleet to determine remount applicability on key product lines occurs as a first screen for each unit. Nesco will look to sell equipment if a unit is not suitable for remount. Nesco realizes attractive used equipment sale values, driven by Nesco’s significant purchasing power with suppliers, industry leading maintenance programs and lead times associated with new equipment orders. Generally, fleet sales are executed with long standing rental customers looking to satisfy permanent fleet needs.
Suppliers
Nesco sources the specialty equipment and parts, tools and accessories it rents and sells from a limited number of middle market suppliers including Terex, S.D.P. Manufacturing and Versalift. Nesco is one of the largest customers for most of its key suppliers, making the Nesco an important and highly strategic sales channel for OEMs. Management believes Nesco receives preferential pricing terms and production priority unavailable to smaller competitors. Nesco’s senior leadership maintains strong relationships with key suppliers. Some of these were established when certain members of Nesco’s management worked in supplier organizations prior to joining Nesco, including Lee

Jacobson, CEO, who worked at Terex for 10 years. The Company maintains a resilient supply chain network by sourcing equipment product lines from multiple manufacturers, keeping the market competitive and eliminating risk of disruptions from a single supplier.
Competition
Nesco’s competitors include local, regional and national companies within the T&D, telecom or rail end-markets. The national competitors within the specialty equipment rental segment include Altec Industries, Custom Truck One Source and Danella Companies. In most cases, these competitors focus on a primary activity other than rental such as manufacturing, truck upfitting or construction services. The only national competitor within the comparable parts, tools and accessories segment is Wagner-Smith Equipment Co. Outside of Nesco, no national provider has a comprehensive offering of both specialty equipment and adjacent parts, tools and accessories. In addition to national competitors, there are numerous local or regional competitors that serve Nesco’s target end-markets. These smaller competitors lack the scope of fleet, sales coverage, service coverage and PTA offering that is a part of Nesco’s customer value proposition.
Sales and Marketing
Sales
Nesco operates with a nationwide direct sales team to address the specialized needs of its customer base and cultivate strategic partnerships with key customers in the industry. The more than 50-member sales organization is led by members of the senior management team including Presidents and Regional Vice Presidents. The average years of experience in the industry of our sales personnel is more than 18 years. Nesco’s field sales organization has developed “first-call” relationships with several of its largest customers while providing significant expertise in the technical nature of the equipment and projects.
For key national or regional accounts, Nesco employs a top to bottom sales approach with a focus on building partnerships at all levels within these key accounts and securing commitments to use Nesco as a preferred supplier. Strategic Account Managers are responsible for establishing and managing these relationships along with direct involvement from senior leadership to create more contact and touch points between the key decision makers and Nesco.
Nesco divides the remainder of its sales organization into regional go-to market teams for the equipment rental and PTA segments consisting of Territory Managers supported by Inside Rental Representatives and Assistants. Territory Managers are responsible for developing new relationships and maintaining communication with key decision makers at customer organizations and working with employees at both the corporate office and on individual job sites to ensure customer satisfaction. After a rental opportunity is generated, Inside Rental Representatives and Assistants serve in a support role by working directly with customers to finalize orders, schedule delivery, coordinate payment and handle inbound requests. This direct communication helps expedite future orders with an industry leading turnaround time of 30 minutes on rental equipment availability and rate quotes.
Marketing
Nesco utilizes targeted advertising, tradeshows, focused email distributions, a comprehensive equipment catalog and a company website for marketing its products and services. The rental catalog contains detailed technical information and diagrams for all Nesco products, while the website offers easy access to equipment specifications and rental listings. Nesco supplements these materials with ten to twelve major marketing publications annually. In addition to print and online publications, Nesco participates in national and select regional trade shows, which represent important customer touch points for the sales team to both approach new customers and maintain strong relationships with existing customers.
Facilities
Nesco headquarters is based in Fort Wayne, IN where it houses executive management, accounting, finance, information technology, human resources, marketing and procurement professionals. Nesco maintains a diverse geographic footprint in the U.S. and Canada, with 23 leased facilities operated by Nesco. All Nesco operated facilities are leased which enhances operational flexibility. Nesco operates 12 facilities for the servicing of its core equipment rental fleet. Additionally, the Company partners with more than 50 third-party service locations geographically disbursed throughout the U.S. and Canada. Nesco currently operates 5 PTA full service facilities in New Haven, IN, Poulsbo, WA, Tallahassee, FL, Alvarado, TX and Yuma, AZ and 2 warehouse facilities in El Monte, CA and Bluffton, IN. Nesco expects to open an additional independent PTA full service facility in Pennsylvania in 2020 to round out its regional presence across the U.S.

Intellectual Property
Nesco does not own or license any patents, patent applications or registered copyrights. Nesco owns a number of trademarks and domain names important to the business. Its material trademarks are registered or pending applications for registrations in the U.S. Patent and Trademark Office and various non-U.S. jurisdictions. The Company uses ‘‘Nesco’’ and “Truck Utilities” as unregistered trademarks and ‘‘Nesco Specialty Rentals’’, ‘‘Nesco Rentals’’ and “Bethea” as registered trademarks. Additionally, pursuant to an agreement with Terex, Nesco has a revocable, royalty-free, limited license to use certain Terex trademarks to promote the sale and servicing of Terex products, subject to certain conditions of use. Nesco believes the Company owns or licenses, or could obtain on reasonable terms, any intellectual property rights needed to conduct its business.
Environmental Compliance
Nesco is subject to various Canadian, federal, state, local and provincial environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management, storage and disposal of, or exposure to, hazardous substances and wastes, the responsibility to investigate and clean up contamination, and occupational health and safety. Fines and penalties may be imposed for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. The Company is not aware of any material instances of non-compliance with respect to environmental regulations.
Employees
As of December 31, 2019, Nesco had approximately 400 employees across North America. Nesco has a non-union workforce and believes that relations with its employees are excellent.
Legal Proceedings and Insurance
From time to time, Nesco is subject to various lawsuits, claims and legal proceedings, the vast majority of which arise out of the ordinary course of business. The nature of Nesco’s business is such that disputes related to vehicles and accidents occasionally arise. Nesco assesses these matters on a case-by-case basis as they arise and it establishes reserves as and if required, based on its assessment of exposure. Nesco has insurance policies to cover general liability and workers’ compensation related claims. Management believes that none of the existing legal matters will have a material adverse effect on Nesco business or financial condition upon their final disposition. See Nesco’s audited consolidated financial statements and the notes thereto for additional detail.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at www.sec.gov.

In addition, this Annual Report on Form 10-K, as well as future quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (https://www.nescospecialty.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference in this Annual Report.

References:
1      ARA/IHS Global Insight and Morgan Stanley research.
2      Jefferies research.
3      Evercore research.
4      Harris Williams research.
5      U.S. Department of Energy.
6      Wall Street Journal.
7      Wall Street Journal.
8      National Conference of State Legislatures.
9      EIA’s 2019 Annual Energy Outlook.
10    The Brattle Group.
11    Deutsche Bank research.
12    Cisco VNI Complete Forecast Highlights.
13      Deutsche Bank research.
14      Deutsche Bank research.
15      Morgan Stanley research.
16      BMO research and Loop research.
17      Railroads of New York.
18      U.S. Department of Transportation.
19      Association of American Railroads.
20      U.S. Department of Transportation.

Item 1A.    Risk Factors

Any of the risk factors described in this Annual Report could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Investors should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as well as our other SEC filings. Additional risks and uncertainties not presently known or that we currently deem to be immaterial may also have adverse impact to our business operations. Should any of these risks materialize, our business, results of operations, financial condition and future prospects could be negatively impacted, which could in turn affect the trading value of our securities.
Demand for our services is cyclical and vulnerable to industry downturns and regional and national downturns, which may result from the current economic conditions.
The demand for specialty equipment services in the T&D, telecommunications, and rail industries has been, and will likely continue to be, cyclical in nature and vulnerable to downturns specific to the industry, as well as to the United States economy in general. If the general level of economic activity were to decrease below historic norms, or the time frames for updating the electricity, telecommunications, and rail infrastructure, or compliance periods for government-regulated reliability levels were extended, financing conditions for our industry could be adversely affected and our customers may delay commencement of work on, or cancel, new projects or maintenance activity on existing projects. A number of other factors, including changes in government infrastructure spending programs, outside of our control could adversely affect T&D, telecommunications, and rail project spending, which would result in lower demand from our customers for our services. As a result, demand for our services could decline for extended periods, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, each of T&D, telecommunication and rail industries may be affected at different times from market fluctuations specific to those industries. A worsening of economic conditions, in particular with respect to industrial activities, could cause weakness in our end markets and adversely affect our revenues and operating results.
Our revenue and operating results have historically fluctuated and may continue to fluctuate, which could result in a decline in our profitability and make it more difficult for us to grow our business.
Our revenue and operating results have historically varied from quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult for us grow our business. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including:

•	general economic conditions in the markets where we operate;

•	the cyclical nature of our customers’ business; (T&D, telecommunications and rail)

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter and summer months;

•	severe weather and seismic conditions temporarily affecting the regions where we operate;

•	changes in governmental regulations specific to the industries in which we operate;

•	changes in government spending for infrastructure projects;

•	the effectiveness of integrating acquired businesses and new start-up businesses;

•	the cost and availability of capital to make acquisitions;

•	the cost and availability of equipment to replenish and grow our fleet;

•	changes in demand for, or utilization of, our equipment or in the prices we charge due to changes in economic conditions, competition or other factors;

•	increases in interest rates and related increases in our interest expense and our debt service obligations;

•	currency risks and other risks associated with international operations;

•	an overcapacity of fleet in the equipment rental industry; and

•	changes in the size of our rental fleet and/or in the rate at which we sell our used equipment.

Unfavorable conditions or disruptions in the capital and credit markets may adversely impact industry conditions and the availability of credit to our customers and suppliers, which may have a material adverse effect on our business, financial condition or results of operations.
Disruptions in the global capital and credit markets as a result of economic downturns, economic uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our customers’ ability to access capital. Additionally, unfavorable market conditions could impede the rate of economic recovery, which may depress demand for our products and services or make it more difficult for our customers to obtain financing and credit on reasonable terms. Also, more of our customers may be unable to meet their payment obligations to us, increasing delinquencies and credit losses. Moreover, our suppliers may be adversely impacted, causing disruption or delay of product availability.
In addition, if the financial institutions that commit to lend us money under any debt facilities we have entered into or may enter into in the future are adversely affected by the conditions of the capital and credit markets, they may become unable to fund borrowings under those commitments, which could have an adverse impact on our financial condition and our ability to borrow funds, if needed, for working capital, acquisitions, capital expenditures and other corporate purposes. These events could negatively impact our business, financial condition or results of operations.
We purchase a significant amount of our equipment from a limited number of manufacturers and suppliers. An adverse change in or termination of our relationships with any of those manufacturers or suppliers could result in our inability to obtain equipment on an adequate or timely basis, negatively impacting our relationships with our customers and having a material adverse effect on our business, financial condition or results of operations.
We purchase most of our equipment from a limited group of leading OEMs. For the year ended December 31, 2019, three vendors, on a combined basis, accounted for more than 10% of purchases. We rely on these suppliers and manufacturers to provide us with equipment that we then rent to our customers. To the extent we are unable to rely on these suppliers and manufacturers, due to an adverse change in our relationships with them, if they fail to continue operating as a going concern, if they significantly raise their costs, if a large amount of our rental equipment is subject to simultaneous recalls that would prevent us from renting such equipment for a significant period of time, or such suppliers or manufacturers simply are unable to supply us with equipment or needed replacement parts in a timely manner, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. We may experience delays in receiving equipment from some manufacturers due to factors beyond our control, including parts and material shortages, and, to the extent that we experience any such delays, our customer relationships could be hurt by the resulting inability to service our customers. In addition, the payment terms we have negotiated with the suppliers that provide us with the majority of our equipment may not be available to us at a later time. Although we believe that we have alternative sources of supply for the rental equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations.
Changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect our business and results of operations.
The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. Any changes to the international trading system, or the emergence or escalation of an international trade dispute, could significantly impact our business and have a negative impact on our revenues. In addition, the U.S. and other countries from which materials used heavily in the industries that we serve may impose import and excise duties, tariffs and other taxes on products in varying amounts. Any significant increases in import and excise duties or other taxes on products that ultimately impact and are used in the industries in which we operate could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.
In the United States and globally, international trade policy is undergoing review and revision, introducing significant uncertainty with respect to future trade regulations and existing international trade agreements. These major revisions include the negotiation of the United States-Mexico-Canada Agreement (USMCA) (in Canada, known as the Canada-United States-Mexico Agreement (CUSMA)), which is intended to supersede the North American Free Trade Agreement (NAFTA). USMCA/CUSMA has been signed but not ratified by the legislature of each of the United States, Canada and Mexico. NAFTA provides protection against tariffs, duties and other charges or fees and assures access by the signatories. The impact of USMCA/CUSMA, if ratified, on the industries in which we operate is uncertain but could have a material adverse effect on our business, financial condition or results of operations.

We are subject to competition, which may have a material adverse effect on our business by reducing our ability to increase or maintain revenues or profitability.
The specialty equipment rental industry is highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national and regional equipment rental companies to small, independent businesses with a limited number of locations. We generally compete on the basis of availability, quality, reliability, delivery and price. Some of our competitors have significantly greater financial, marketing and other resources than we do, and may be able to reduce rental rates or sales prices. In addition, we cannot be certain that our existing or prospective customers will continue to rent equipment in the future. If they instead choose to purchase equipment, it could have a material adverse effect on our business, financial condition or results of operations.
Effective management of our rental equipment is vital to our business.
Our rental equipment has a long economic life and managing this equipment is a critical element to our business. We must successfully maintain and repair our equipment cost-effectively to maximize the economic life of our products and the level of proceeds from the sale of such products. As the needs of our customers change, we may need to incur costs to relocate or retrofit our assets to better meet shifts in demand. If the distribution of our assets is not aligned with regional demand, we may be unable to take advantage of opportunities despite excess inventory in other regions. If we are not able to successfully manage our assets, our business, results of operations and financial condition may be materially adversely affected.
The cost of new equipment that we purchase for use in our rental fleet may increase and therefore we may spend more for such equipment, and in some cases, we may not be able to procure equipment on a timely basis due to supplier constraints.
The cost of new equipment from manufacturers that we purchase for use in our rental fleet may increase as a result of factors beyond our control, such as inflation, higher interest rates and increased raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use. For example, on March 1, 2018, the President of the United States announced a plan to indefinitely impose a 25% tariff on certain imported steel products and a 10% tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962. Application of the tariffs commenced March 23, 2018, with temporary or long-term exemptions for a number of countries and subject to a product exemption process. These tariffs could increase the cost of steel to the manufacturers from whom we purchase our rental equipment, which in turn could increase our costs. Such increases could materially impact our financial condition or results of operations in future periods if we are not able to pass such cost increases through to our customers in the form of higher prices. In addition, based on changing demands of our customers, the types of equipment we rent to our customers may become obsolete resulting in a negative impact to our financial condition based on the increased capital expenditures required to replace the obsolete equipment, and our potential inability to sell the obsolete equipment in the used equipment market.
If our operating costs increase as our rental equipment fleet ages and we are unable to pass along such costs, our earnings will decrease. In addition, we may incur losses upon dispositions of our rental fleet due to residual value risk.
If the average age of our fleet of rental equipment were to increase, the cost of maintaining our equipment, if not replaced within a certain period of time, will likely increase. As of December 31, 2019, the average age of our rental equipment fleet excluding Mexico was approximately 3.6 years, compared to 3.7 years at December 31, 2018, and 3.5 years at December 31, 2017.
The costs of maintenance may materially increase in the future. Any significant increase in such costs could have a material adverse effect on our business, financial condition or results of operations.
In addition, the market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	the market price for new equipment of a like kind;

•	wear and tear on the equipment relative to its age;

•	the time of year that it is sold (prices are generally higher during the construction seasons);

•	worldwide and domestic demands for used equipment;

•	the supply of used equipment on the market; and

•	general economic conditions.
We include in operating income the difference between the sales price and the depreciated value of equipment sold. Changes in our assumptions regarding depreciation could change our depreciation expense, as well as the gains or losses realized upon disposal of equipment. We cannot assure that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition or results of operations.

We may be unsuccessful at acquiring companies or at integrating companies that we acquire and, as a result, may not achieve expected benefits, which could have a material adverse effect on our business, financial condition or results of operations.
One of our growth strategies is to selectively pursue, on an opportunistic basis, acquisitions of additional companies that will allow us to continue to expand our service offering and geographic footprint. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management’s attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition or results of operations. In addition, we may not be able to obtain the necessary acquisition financing or we may have to increase our indebtedness in order to finance an acquisition. Furthermore, general economic conditions or unfavorable global capital and credit markets could affect the timing and extent to which we implement our strategy and limit our ability to successfully acquire new businesses. Our future business, financial condition and results of operations could suffer if we fail to successfully implement our acquisition strategy.
We might not be able to recruit and retain the experienced personnel we need to compete in our industries.
Our future success depends on our ability to attract, retain and motivate highly skilled personnel. Competition for personnel in our industry is intense and we must have talented personnel to succeed. Our ability to meet our performance goals depends upon the personal efforts and abilities of the principal members of our senior management, who provide strategic direction, develop the business, manage our operations, and maintain a cohesive and stable work environment. We cannot provide assurance that the Company will retain or successfully recruit senior executives, or that their services will remain available to us. We will regularly evaluate on an ongoing basis our senior management capabilities in light of, among other things, our business strategy, changes to our capital structure, developments in our industry and markets and our ongoing financial performance and consider, where appropriate, supplementing, changing or otherwise enhancing our senior management team and operational and financial management capabilities in order to maximize our performance. Accordingly, our organizational structure and senior management team may change in the future. Changes to our senior management team could result in a material business interruption as a result of losing their services.
Our work force could become unionized in the future, which could negatively impact the stability of our production, materially reduce our profitability and increase the risk of work stoppages.
We currently operate with non-union employees. Our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union, and unions may conduct organizing activities in this regard. If our employees choose to form or affiliate with a union and the terms of a union collective bargaining agreement are significantly different from our current compensation and job assignment arrangements with our employees, these arrangements could negatively impact the stability of our production, materially reduce our profitability and increase the risk of work stoppages. In addition, even if our managed operations remain non-union, our business may still be adversely affected by work stoppages at any of our suppliers that are unionized.
Disruptions in our information technology systems or a compromise of security with respect to our systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives.
Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruption of these systems or the failure of any of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions. In addition, because our systems may contain information about individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other potential material adverse effects on our results of operations.
We may experience threats to our data and systems, including malware and computer virus attacks. We have implemented a multi-layered approach to protect our data and systems from software attacks and conduct annual security awareness training sessions for all Nesco employees. Additionally, we support web filters in place that prevent users from accessing suspect sites and deploy endpoint protection on user computers in addition to multiple mail filters that are in place to help manage spam and phishing attempts. We rely on our security software layer vendors to stay current with threats, and if any of these breaches of security occur or there are new threats that are not covered by our current software, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. Complying with any new regulatory requirements could force us to incur substantial expenses or require us to change our business practices in a manner that could harm our business. Further, any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, any of which could have a material adverse effect on our business. Certain of our software applications are also utilized by third parties who provide outsourced administrative functions, which may increase the risk of a cybersecurity incident. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs or losses incurred will be fully insured.
If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business.
If the cash that we generate from our business, together with cash that we may borrow under any debt facilities we have or may enter into in the future is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. However, we may not succeed in obtaining the requisite additional financing or such financing may include terms that are not satisfactory to us. We may not be able to obtain additional debt financing as a result of prevailing interest rates or other factors, including the presence of covenants or other restrictions under the agreements governing our current and future debt. In the event we seek to obtain equity financing, our stockholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the number of equity securities that we issue and the prices at which we issue such securities. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, growth plans and refinancing existing indebtedness.
We are exposed to various risks related to legal proceedings or claims that could adversely affect our operating results. The nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage and thereby not fully protect us.
We are a party to lawsuits in the normal course of our business. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions that we may initiate, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect our business, financial condition or results of operations, and we could incur substantial monetary liability and/or be required to change our business practices.
Our business exposes us to claims for personal injury, death or property damage resulting from the use of the equipment we rent or sell and from injuries caused in motor vehicle accidents in which our delivery and service personnel are involved and other employee related matters. Additionally, we could be subject to potential litigation associated with compliance with various laws and governmental regulations at the federal, state or local levels, such as those relating to the protection of persons with disabilities, employment, health, safety, security and other regulations under which we operate.
We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims made during the respective policy periods. However, we may be exposed to multiple claims that do not exceed our deductibles and, as a result, we could incur significant out-of-pocket costs that could adversely affect our financial condition and results of operations. In addition, the cost of such insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance we carry, as well as our historical experience and experience in our industry. Our existing or future claims may exceed the coverage level of our insurance, and such insurance may not continue to be available on economically reasonable terms. If we are required to pay significantly higher premiums for insurance, are not able to maintain insurance coverage at affordable rates, or if we must pay amounts in excess of claims covered by our insurance, or if we are exposed to multiple claims that do not exceed our deductibles, we could experience higher costs that could adversely affect our financial condition and results of operations.
Our business relies to some extent on third-party contractors to provide us with various services to assist us with conducting our business, which could adversely affect our business upon the termination or disruption of our third-party contractor relationships.
Our operations rely on third-party contractors to provide us with timely services to assist us with conducting our business. Any material disruption, termination, or substandard provision of these services could adversely affect our brand, customer relationships, operating results and financial condition. In addition, if a third-party contractor relationship is terminated, we may be adversely affected if we are unable to enter into a similar agreement with alternate providers in a timely manner or on terms that we consider favorable. Further, in the event a third-party relationship is terminated and we are unable to enter into a similar relationship, we may not have the internal capabilities to perform such services in a cost-effective manner.

We may need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets, which would negatively impact our operating results.
We have substantial balances of goodwill and identified intangible assets as a result of prior acquisitions and the merger and other transactions consummated in connection with the acquisition of us by Energy Capital Partners III, LP and certain of its affiliates. We are required to test goodwill and other intangible assets with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment.
There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases. We may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our financial position and results of operations.
Federal and state legislative and regulatory developments that we believe should encourage electric power transmission infrastructure spending may fail to result in increased demand for our rental equipment.
In recent years, federal and state legislation has been passed and resulting regulations have been adopted that could significantly increase spending on electric power transmission infrastructure, including the Energy Act of 2005 and the American Recovery and Reinvestment Act of 2009 (the “ARRA”). However, much fiscal, regulatory and other uncertainty remains as to the impact this legislation and related regulations will ultimately have on the demand for our rental equipment and, as such, the effect of these regulations is uncertain and may not result in increased spending on the electric power transmission infrastructure. Continued uncertainty regarding the implementation of the Energy Act of 2005 and ARRA may result in slower growth in demand for our rental equipment.
Renewable energy initiatives, including ARRA, may not lead to increased demand for our rental equipment. In addition, we cannot predict when programs under ARRA will be implemented or the timing and scope of any investments to be made under these programs, particularly in light of capital constraints on potential developers of these projects. In addition, some of these programs have expired, which may affect the economic feasibility of future projects. Investments for renewable energy and electric power infrastructure under ARRA may not occur, may be less than anticipated or may be delayed, or any resulting contracts may not be awarded to us, any of which could negatively impact demand for our rental equipment.
We are subject to, and could be adversely affected by, safety and environmental requirements, which could force us to increase significant capital and other operational costs and may subject us to unanticipated liabilities.
Our operations are subject to federal, state and local occupational health and safety and environmental laws and regulations. We are subject to potential civil or criminal fines or penalties if we fail to comply with any of these requirements. We have made and will continue to make capital and other expenditures in order to comply with these laws and regulations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition or results of operations.
We have made, and will continue to make, expenditures to comply with environmental, health and safety laws and regulations, including, among others, expenditures for the investigation and cleanup of contamination at or emanating from currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. Some of these laws impose strict, and in certain circumstances joint and several liability on current and former owners or operators of contaminated sites and other potentially responsible parties for investigation, remediation and other costs.
Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could materially adversely affect our results of operations, financial condition, liquidity and cash flows.
We are subject to federal, state and local environmental laws and regulations with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. We cannot assure you that our tanks will at all times remain free from leaks or that the use of these tanks will not result in significant spills or leakage. If leakage or a spill occurs, it is possible that the resulting costs of cleanup, investigation and remediation, as well as any resulting fines, could be significant. We cannot assure you that compliance with existing or future environmental laws and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial condition, results of operations, liquidity or cash flows.

The U.S. Congress and other federal and state legislative and regulatory authorities in the U.S. and internationally have considered, and will likely continue to consider, numerous measures related to climate change and greenhouse gas emissions. Should rules establishing limitations on greenhouse gas emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emissions become effective, demand for our services could be affected, our vehicle, and/or other, costs could increase, and our business could be adversely affected.
If we are unable to collect on contracts with customers, our operating results would be adversely affected.
One of the reasons some of our customers find it more attractive to rent equipment than own equipment is the need to deploy their capital elsewhere. Some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. If we are unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, delinquencies and credit losses generally can be expected to increase during economic slowdowns or recessions.
We have operations throughout the United States, which exposes us to multiple state and local regulations, in addition to federal law and requirements as a government contractor. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
We are geographically diverse and, as of December 31, 2019, operate 23 leased facilities and maintain access to more than 50 third-party service locations geographically dispersed across the U.S. and Canada, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory requirements. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and there are often different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, occupy management time and attention and otherwise impact our operations in adverse ways.
We are subject to certain risks arising from our Mexican operations.
We have had operations in Mexico. We began commencing activities for the closure of its Mexican operations in 2019, although the closure is not yet complete. As a result, we are subject to risks of doing business internationally, including changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. laws, economic sanctions and social, political and economic instability. We must also comply with applicable anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to government officials. We cannot guarantee compliance with all applicable laws, and violations could result in substantial fines, sanctions, civil or criminal penalties, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations and our consolidated performance. Factors that substantially affect the operations of our business in Mexico may have a material adverse effect on our overall results of operations.
Our operations in Mexico are subject to changes in political or economic conditions and regulations in that country.
The risks with respect to Mexico or other developing countries include, but are not limited to: nationalization of properties, military repression, extreme fluctuations in currency exchange rates, criminal activity, lack of personal safety or ability to safeguard property, labor instability or militancy and high rates of inflation. We may be affected in varying degrees by government regulation with respect to price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation and opposition from non-governmental organizations. The effect of these factors cannot be accurately predicted and may adversely impact our operations.
Escalating security disruptions in regions of Mexico we serve could adversely affect the closure of our Mexican operations, and, as a result, the levels of revenue and operating cash flow from our Mexican operations could be reduced.
In recent years, incidents of security disruptions throughout many regions of Mexico have increased. Drug-related gang activity has grown in Mexico. Certain incidents of violence have occurred in regions in which we operate and have resulted in the interruption of our operations, and these interruptions could increase in the future.
We have operations outside the United States. As a result, we may incur losses from currency conversions and have higher costs than we otherwise would have due to the need to comply with foreign laws.
Our operations in Canada are subject to the risks normally associated with international operations. These include the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates and the need to comply with foreign laws and regulations, as well as U.S. laws and regulations applicable to our operations in foreign jurisdictions. See “Nesco’s Management’s

Discussion and Analysis of Financial Condition and Results of Operations - Qualitative and Quantitative Disclosures About Market Risk - Exchange Rate Risk.”
We may incur significant costs and obligations as a result of being a public company.
As a publicly traded company, we have incurred and will continue to incur significant legal, accounting and other expenses, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.
Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.
For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” until August 21, 2022 (the fifth anniversary of the consummation of Capitol’s initial public offering) or until such earlier time that we have more than $1.0 billion in annual revenues, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Further, there is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, we will incur additional compliance costs, which may impact earnings.
As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to take advantage of such extended transition period. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active market for our common stock and our share price may be more volatile.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, increases costs and distracts management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions, related regulations of the SEC and the requirements of Nasdaq. We rely on a small number of key personnel to manage compliance with these regulations, and compliance with such regulations causes additional costs to our operations and diverts management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, accounting systems disclosure controls and procedures, auditing functions and other procedures related to public reporting in order to meet our reporting obligations as a public company.
We identified a material weakness in our internal control over financial reporting related to our reporting for rental equipment as of December 31, 2018. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, we identified a material weakness in our internal control over financial reporting related to accounting for rental equipment. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2018, we did not have adequate controls in place to ensure that we have adequate review, including evidence of reviews in a sufficient amount of detail, of the activity in our rental equipment accounts. As a result, in the fourth quarter of 2018, we recorded adjustments to correct for rental equipment acquired using capital leases, as well as the classification of rental equipment on our consolidated balance sheet.
Beginning in the second quarter of 2019, management developed a remediation plan, whereby we implemented changes to our internal control to add a suite of key controls regarding the review of the activity in our rental equipment accounts, including lease financing activities. The changes in controls included, but were not limited to, supplementing the internal rental equipment accounting personnel with three additional and experienced supervisory and managerial employees. We implemented changes to the design of controls to separately identify several key controls regarding the verification and reconciliation of activity related to our rental equipment that is processed and recorded in our books and records, including reconciliation activities over the subsidiary system utilized for calculating depreciation and cost of equipment sold expense. The modifications to the design of internal controls and the additional resources addressed the purchasing and receiving of rental equipment, calculations of depreciation expense, analysis and reconciliation of costs associated with our maintenance of the rental equipment (including amounts capitalized), and costs recognized as “cost of equipment sales” expense from sales of our rental equipment, including the purchase and sale of rental equipment that had been acquired under a capital lease. The material weakness is now considered to be remediated as the applicable controls and procedures implemented through our remediation plan have operated for a sufficient period of time and management has concluded, through testing, that these controls were operating effectively as of December 31, 2019.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected. Additionally, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports as well as applicable stock exchange listing requirements. We may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may also decline. Our reporting obligations as a public company could place a significant strain on our management, operational and financial resources and systems for the foreseeable future and may cause us to fail to timely achieve and maintain the adequacy of our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. As a result, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. We cannot assure you that the measures we are currently undertaking or may take in the future will be sufficient to maintain effective internal controls or to avoid potential future deficiencies in internal control, including material weaknesses.
Neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. Our independent registered public accounting firm is not required to attest to and report on the effectiveness of our internal controls over financial reporting until after we are no longer an emerging growth company. At that time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting are documented, designed, or operating. Failing to maintain effective disclosure controls and internal controls over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our securities.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of common stock.
We currently expect that securities research analysts will establish and publish their own periodic projections for our business. However, there is no assurance that they will in fact publish reports on our company. Any projections included in research analyst reports may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline. We cannot assure you that any research analysts will cover our securities and if no analysts commence coverage of us, the trading price and volume for our common stock could be adversely affected.
Our charter contains anti-takeover provisions that could adversely affect the rights of our shareholders.
Our amended and restated certificate of incorporation contains provisions to limit the ability of others to acquire control of our company or cause us to engage in change-of control transactions, including, among other things:

•
provisions that authorize our board of directors, without action by our stockholders, to issue additional shares of common stock and preferred stock with preferential rights determined by our board of directors;

•
provisions that impose advance notice requirements, minimum shareholding periods and ownership thresholds, and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings; and

•	a staggered board whereby our directors are divided into three classes, with each class subject to retirement and re-election once every three years on a rotating basis.
These provisions could have the effect of depriving our stockholders of an opportunity to sell their common stock at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transaction. With our staggered board of directors, at least two general meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Furthermore, we are party to a principal stockholders agreement by and among the Capitol Sponsors and affiliates of ECP (the “Stockholders’ Agreement”), that requires us to support the nomination and election of directors proposed to be nominated by Energy Capital Partners for so long as it maintains certain ownership levels in us. The nomination provisions of our constitutional documents are subject to the stockholders’ agreement for as long as it is in effect. Our staggered board of directors and the provisions of the stockholders’ agreement can discourage proxy contests for the election of our directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our board of directors in a relatively short period of time.
Future resales of common stock may cause the market price of Nesco’s securities to drop significantly, even if Nesco’s business is performing well.
Affiliates of Capitol and its founders (collectively, the “Capitol Sponsors”) and, together with Energy Capital Partners, the “Sponsors”) have certain rights, pursuant to the Registration Rights Agreement, to require us to register, in certain circumstances, the resale under the Securities Act of common stock held by them, subject to certain conditions. The sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or putting significant downward pressure on the price of our stock.
Nesco’s securities may not continue to be listed on a national securities exchange which could limit investors’ ability to make transactions in Nesco’s securities and subject Nesco to additional trading restrictions.
If we fail to continue to meet the listing requirements of the NYSE, investors in our common stock could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a limited amount of news and analyst coverage for the company; and

•	the consequences of our decreased ability to issue additional securities or obtain additional financing in the future.

The price of our common stock may be volatile.
The price of our common stock may fluctuate due to a variety of factors, including:

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in industry;

•	mergers in the industry in which we operate;

•	market prices and conditions in the industry in which we operate;

•	changes in government regulation;

•	potential or actual military conflicts or acts of terrorism;

•	the failure of securities analysts to publish research about us, or shortfalls in our operating results compared to levels forecast by securities analysts;

•	announcements concerning us or our competitors; and

•	the general state of the securities markets.

These market and industry factors may materially reduce the market price of our common stock shares, regardless of our operating performance.
We have, and may incur, significant indebtedness and may be unable to service our debt. This indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital, prevent us from growing our business and negatively impact the market price of our common stock.
We have a significant amount of indebtedness and may incur additional indebtedness in the future, including in connection with the implementation of our growth strategies. As of December 31, 2019, our total indebtedness was $756.6 million, consisting of the aggregate amounts outstanding under our senior secured notes due 2024 (the “Secured Notes”), $250.0 million of borrowings under our 2019 Credit Facility (as defined below) and $3.5 million of obligations under promissory notes incurred in connection with previous acquisitions and capital lease obligations of $28.1 million. In addition, as of December 31, 2019, we had an additional $96.9 million of availability under our 2019 Credit Facility (subject to a borrowing base). Although the indenture governing the Secured Notes (the “Indenture”) and the credit agreement governing the 2019 Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant exceptions and qualifications, and the additional indebtedness incurred in compliance with these restrictions could be substantial. On March 10, 2020, we entered into an agreement (the “Incremental Agreement”) amending the 2019 Revolving Credit Facility. The Incremental Agreement amends the syndicate of banks for a new participant that increased the maximum amount of the facility by $35.0 million to a total of $385.0 million. The increase in facility size expands liquidity for Nesco.
Moreover, the Indenture does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” (such as operating leases), nor does it impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” under the Indenture. Similarly, the credit agreement governing the 2019 Credit Facility does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under such credit agreement (such as operating leases).
The level of our indebtedness could have important consequences, including:

•	a portion of our cash flow from operations is dedicated to debt service and may not be available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
limiting our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions, and potentially impeding our ability to secure favorable lease terms;

•	exposing us to the risk of increased interest rates as borrowings under our 2019 Credit Facility will be subject to variable rates of interest;

•	making us more vulnerable to economic downturns and industry conditions and possibly limiting our ability to withstand competitive pressures;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness;

•	making it more difficult for us to satisfy our obligations with respect to the Secured Notes and our other debt;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete; and

•	increasing our cost of borrowing.

If new debt is added to our current debt levels, the risks that we now face would intensify. Similarly, these factors may impact our operating results and cause us to fail to meet the expectations of stock market analysts and investors. If this happens, the market price of our common stock may be adversely affected.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are beyond our control. An inability to service our indebtedness could lead to a default under the Indenture or the credit agreement that governs our 2019 Credit Facility, which may result in an acceleration of our indebtedness.
A significant amount of cash is required to service our existing Indebtedness. Our ability to pay interest and principal in the future on our indebtedness and to fund our capital expenditures and acquisitions will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions, the availability of capital, as well as financial, business and other factors, some of which are beyond our control.
Our future cash flow may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the Indenture and the credit agreement that governs 2019 Credit Facility, may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. In such circumstances we could be forced into bankruptcy or liquidation.
The elimination of LIBOR could adversely affect our business, operating results and financial condition.
The U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.
The Indenture and the credit agreement that governs our 2019 Credit Facility impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.
The Indenture and the credit agreement that governs our 2019 Credit Facility imposes significant operating and financial restrictions on us. These restrictions will limit our ability, among other things, to:

•	incur additional indebtedness;

•	pay dividends or certain other distributions on our capital stock or repurchase our capital stock;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with stockholders or affiliates;

•	sell certain assets or merge with or into other companies, reorganize our companies, or suspend or go out of a substantial portion of our business;

•	prepay or modify the terms of our other indebtedness;

•	guarantee indebtedness; and

•	create liens.

These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. A failure to comply with the restrictions in the Indenture and the credit agreement that governs our 2019 Credit Facility could result in an event of default under such instruments. Our future operating results may not be sufficient to enable compliance with the covenants in the Indenture or credit agreement governing our 2019 Credit Facility or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments, including those under the Secured Notes and under our 2019 Credit Facility. Also, we may not be able to obtain new financing. Even if we were able to obtain new financing, we cannot guarantee that the new financing will be on commercially reasonable terms or terms that are acceptable to us. If we default on our indebtedness, our business, financial condition or results of operations could be materially and adversely affected. If we fail to maintain compliance with these covenants in the future, we may be unable to obtain waivers from the lenders and/or amend the covenants.
Our debt obligations may limit our flexibility in managing our business.

The Indenture and the credit agreement that governs our 2019 Credit Facility require us to comply with a number of customary financial and other covenants, such as maintaining leverage ratios in certain situations and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default on the Indenture, the credit agreement that governs our 2019 Credit Facility or other debt instruments, our financial condition and liquidity would be adversely affected.
We are controlled by affiliates of ECP, whose interests in our business may be different than yours.
As of December 31, 2019, ECP owned 53% of our common stock and is able to control our affairs in all cases. Pursuant to the Stockholders’ Agreement, four of the members of our board of directors have been designated by ECP. So long as ECP continues to own a majority of our common shares, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires shareholder approval regardless of whether other shareholders believe the transaction is in our best interests. Additionally, pursuant to our principal stockholders agreement, ECP will continue to have the ability to designate four of our directors until it owns less than 45% of the outstanding common shares. In any of these matters, the interests of ECP or other controlling shareholders may differ from or conflict with the interests of holders of our common stock or other securities. Moreover, this concentration of share ownership may also adversely affect the trading price for our common shares to the extent investors perceive disadvantages in owning shares of a company with a controlling shareholder. In addition, our Sponsors are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are our significant existing or potential suppliers or customers. Our significant shareholders may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.
We do not intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We do not intend to declare and pay dividends on our common shares for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth and potentially reduce our indebtedness. Therefore, you are not likely to receive any dividends on your common shares for the foreseeable future and the success of an investment in our common shares will depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares. The payment of future dividends, however, will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. The credit agreement that governs our 2019 Credit Facility and the Indenture also effectively limit our ability to pay dividends. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common shares.
We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to the holders of our Warrants, thereby making such Warrants worthless.
We have the ability to redeem outstanding Warrants (as defined below) (other than the certain private Warrants issued to affiliates) at any time after they become exercisable and prior to their expiration, at $0.01 per Warrant, if the last reported sales price (or the closing bid price of our shares of common stock in the event the shares of common stock are not traded on any specific trading day) of the shares of common stock equals or exceeds $18 per share for each of 20 trading days within any 30-trading day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force a warrant holder: (i) to exercise Warrants and pay the exercise price therefore at a time when it may be disadvantageous for holders of our Warrants to do so, (ii) to sell Warrants at the then-current market price when holders might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of such Warrants.
We may issue additional shares of our common stock or other equity securities without shareholder approval, which would dilute shareholder ownership interests and may depress the market price of our common stock.

ECP has the right to receive: (1) up to an additional 1,800,000 shares of common stock for a period of five years following the closing of the Transactions (the “Closing”), in increments of 900,000 shares, if (x) the trading price of the common stock exceeds $13.00 per share or $16.00 per share for any 20 trading days during a 30 consecutive trading day period or (y) a sale transaction of Nesco occurs in which the consideration paid per share to holders of common stock of Nesco exceeds $13.00 per share or $16.00 per share, and (2) an additional 1,651,798 shares of common stock if during the seven-year period following the Closing, the trading price of common stock exceeds $19.00 per share for any 20 trading days during a 30 consecutive trading day period or if a sale transaction of Nesco occurs in which the consideration paid per share to holders of common stock exceeds $19.00 per share.
Our issuance of additional shares of common stock or other equity securities of equal or senior rank would have the following effects:

•	our existing shareholders’ proportionate ownership interest will decrease;

•	the amount of cash available per share, including for payment of dividends in the future, may decrease;

•	the relative voting strength of each previously outstanding common share may be diminished; and
the market price of our shares of common stock may decline.

Our business and results of operations may be adversely affected by the recent COVID-19 outbreak or other similar outbreaks.
Health concerns arising from the outbreak of a health epidemic or pandemic, including COVID-19, may have an adverse effect on our business. Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including arising from various strains of coronavirus, such as COVID-19, or avian flu or swine flu, such as H1N1, particularly if located in regions where inputs for our supply chain are manufactured. COVID-19 has spread to a significant number of countries and has had a global economic impact on the financial markets and economies of many countries. Our financial condition and results of operations could be adversely affected to the extent that the United States and Canada impose widespread quarantines that may limit our ability to offer our products and services to our customers. Furthermore, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect our operating results. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Nesco headquarters is based in Fort Wayne, IN where it houses executive management, accounting, finance, information technology, human resources, marketing and procurement professionals. Nesco maintains a diverse geographic footprint in the U.S. and Canada, with 12 equipment rental and service locations operated by Nesco. These facilities are service centers for the maintenance and support of our equipment, and depending on the location may include separate areas for displaying and storage of equipment and parts. All Nesco operated facilities are leased which enhances operational flexibility. Additionally, the Company partners with more than 50 third-party service locations geographically disbursed throughout the U.S. and Canada. Nesco currently operates PTA facilities in Bluffton, IN, Poulsbo, WA, Tallahassee, FL, Alvarado, TX, Brighton, TN, New Haven, IN, Yuma, AZ and El Monte, CA.

The following table sets forth the location and use of our principal properties:

Location	Use	Type
6714 Inverness Way, Fort Wayne, IN	Headquarters	Office
655 E. 20th St., Yuma, AZ	Service Center	Full service
705 W. 62nd Avenue, Denver, CO	Service Center	Equipment rental
300 Johnson St., Wilkes Barre, PA	Service Center	Equipment rental
4729 Capital Circle NW, Tallahassee, FL	Service Center	Equipment rental
3156 E. SR 24, Bluffton, IN	Service Center	Equipment rental and warehouse
6500 HWY 51 S., Brighton, TN	Service Center	Warehouse, block storage and repair
1400 E. HWY 67, Alvarado, TX	Service Center	Equipment rental and full service
1032 Black Gold Rd., Bakersfield, CA	Service Center	Equipment rental
10808 Weaver Avenue S., El Monte, CA	Service Center	Warehouse
5734 Minder Rd, Poulsbo, WA	Service Center	Full service
11139 W. Becher St., West Allis, WI	Service Center	Equipment rental
5901 NE Minder Rd., Poulsbo, WA	Service Center	Full service
7413 SR 930 E., Fort Wayne, IN	Service Center	Full service
1523 E. 29th St., Marshfield, WI	Service Center	Office
4755 D1 Capital Circle NW, Tallahassee, FL	Service Center	Full service
26109 & 26119 United Rd., Kingston, WA	Service Center	Full service
6400 HW 51 S., Brighton, TN	Service Center	Warehouse
2331 S. Baker Avenue, Ontario, CA	Service Center	Equipment rental
99 Tanguay Avenue, Nashua, NH	Service Center	Equipment rental
2370 English St., St. Paul, MN	Service Center	Equipment rental
2770 5th Ave S., Fargo, ND	Service Center	Equipment rental
5320 Kansas Ave., Kansas City, KS	Service Center	Equipment rental

Total square footage under lease is approximately 300,000 with expiration dates through 2025. We believe that all of our properties are in good operating condition and are suitable to adequately meet our current needs.

Item 3.         Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5.        Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of
Equity Securities

Market Information

Nesco’s common stock trades on the New York Stock Exchange under the symbol “NSCO.” As of January 1, 2020, there were 21 holders of record of our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

On August 21, 2017, Capitol consummated an offering (the “Initial Public Offering”) of 40,250,000 units, including 5,250,000 units that were subject to the underwriters’ over-allotment option. Each unit consisted of one Class A ordinary share (collectively, the “Class A Ordinary Shares”) and one third of one redeemable warrant (“Warrant”), each whole Warrant to purchase one Class A Ordinary Share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $402,500,000. Simultaneous with the consummation of the Initial Public Offering, Capitol consummated the private placement of 6,533,333 Warrants to its sponsors and directors at a price of $1.50 per Warrant, generating total proceeds of $9,800,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Of the gross proceeds received from the Initial Public Offering and private placement of Private Placement Warrants, $402,500,000 was placed in a trust account.

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

Equity Compensation Plans

For information regarding equity compensation plans see Item 11, Executive Compensation, of this Annual Report on Form 10-K and Note 13 to the consolidated financial statements included in this Annual Report.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our shares of common stock in the foreseeable future. It is presently intended that we will retain our earnings for use in business operations and, accordingly, it is not anticipated that our board of directors will declare dividends in the foreseeable future. In addition, the terms of our 2019 Credit Facility and the Indenture include restrictions on our ability to issue dividends.

Issuer Purchases of Equity Securities

None.

Stock Performance
The following stock performance graph and table compares the cumulative total return for Nesco’s shares of common stock from October 6, 2017 (the date shares of common stock commenced trading on the NYSE) through December 31, 2019 with the comparable cumulative return of the Standard & Poor’s (“S&P”) SmallCap 600 Index. The graph assumes an initial investment of $100 on October 6, 2017 and reinvestment of dividends.

	10/6/2017	12/31/2017	12/31/2018	12/31/2019
NSCO	$100	$99	$102	$42
S&P Small Cap 600	$100	$102	$92	$111
NASDAQ US Benchmark TR	$100	$105	$98	$130

Item 6.        Selected Financial Data

The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2017, 2018 and 2019.

The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
(in $000s, except share data)	2019	2018	2017
Statement of Operations Data:
Revenue	$264,035	$246,297	$203,767
Cost of revenue	177,487	164,679	146,022
Gross profit	86,548	81,618	57,745
Operating expenses	50,530	38,454	34,257
Operating Income	36,018	43,164	23,488
Loss on extinguishment of debt	4,005	—	—
Interest expense	63,361	56,698	53,710
Other (income) expense	1,690	287	366
Loss before income taxes	(33,038)	(13,821)	(30,588)
Income tax expense (benefit)	(5,986)	1,705	(3,493)
Net loss	$(27,052)	$(15,526)	$(27,095)

Basic and diluted loss per share	$(0.82)	$(0.72)	$(1.25)

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$18,792	$41,040	$17,219
Investing activities	$(129,679)	$(27,438)	$(21,366)
Financing activities	$115,049	$(12,422)	$3,783

	Year Ended December 31,
(in $000s)	2019	2018	2017
Balance Sheet Data (at period end):
Cash	$6,302	$2,140	$960
Total assets	$815,284	$691,556	$697,506
Total liabilities	$827,414	$850,312	$841,470
Total stockholders’ deficit	$(12,130)	$(158,756)	$(143,964)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this section, unless otherwise noted, for periods prior to the consummation of the Transactions, “we,” “us,” “our,” “Company,” or “Nesco” refer to Nesco LLC and its consolidated subsidiaries and, for periods following the consummation of the Transactions, “we,” “us,” “our,” “Company,” or “Nesco” refer to Nesco Holdings, Inc.

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with “Selected Financial Data” and the accompanying financial statements and related notes included in this Annual Report.  The information provided below supplements, but does not form part of, our financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of Nesco’s management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see the section entitled “Risk Factors” of this Annual Report.

ORGANIZATION
On July 31, 2019, NESCO Holdings I, Inc. and NESCO Holdings, LP consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of April 7, 2019, which was amended on July 10, 2019 (as amended, the “Merger Agreement”) by and among Capitol, Capitol Intermediate Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of Capitol (“Intermediate Holdings”), Capitol Investment Merger Sub 1, LLC, a Delaware limited liability company and wholly-owned subsidiary of Capitol (“Merger Sub”), Capitol Investment Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of Capitol Investment Corp. IV (“New HoldCo”). Pursuant to the Merger Agreement, (i) Capitol domesticated as a Delaware corporation and was renamed “Nesco Holdings, Inc.” (the “Domestication”), (ii) Merger Sub merged with and into Holdings I, with Holdings I surviving as a wholly-owned subsidiary of Capitol (the “Initial Merger”), and (iii) immediately after the Initial Merger, Holdings I merged with and into New HoldCo, with New HoldCo surviving as an indirect wholly-owned subsidiary of Capitol (the “Subsequent Merger,” and together with the Initial Merger, the “Mergers,” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Transactions”). As a result of the Transactions, Holdings I became a limited liability company and a wholly-owned subsidiary of Capitol, with Nesco Owner becoming a securityholder of Capitol.

Upon the Closing, Capitol’s ordinary shares, Warrants and units ceased trading, and upon the opening of trading on August 1, 2019, common stock and Warrants began trading on the NYSE, respectively, under the symbol “NSCO” and “NSCO WS,” respectively.

OVERVIEW
Nesco is one of the largest specialty equipment rental providers to the growing electric utility T&D, telecom and rail industries in North America. Nesco offers its specialized equipment to a diverse customer base for the maintenance, repair, upgrade and installation of critical infrastructure assets including electric lines, telecommunications networks and rail systems.
With a young, coast-to-coast rental fleet of approximately 4,600 units as of December 31, 2019, Nesco has a diverse specialty fleet offering that includes insulated and non-insulated bucket trucks, digger derricks, line equipment, cranes, pressure diggers and underground equipment, with all-terrain options such as all-wheel drive, track mounting and rail mounting. Nesco’s rental fleet has an approximate average unit age of only 3.6 years as of December 31, 2019, compared to an average expected useful life of 15 to 25 years. The long useful life of Nesco’s equipment assets is a key driver of attractive asset economics. Nesco expects that a combination of highly attractive asset economics and long rental periods, averaging 12.9 months at December 31, 2019, excluding Truck Utilities, will continue to drive strong profit margins. In addition to renting its fleet, the Company opportunistically sells both new and used specialty equipment (primarily from its own fleet), which fosters strong customer relationships, facilitates fleet management and strengthens supplier relationships.

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
Fleet count - Fleet count represents the average or period end (defined as either) equipment units held in our rental fleet over any period.
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
Rental rate per day - Rental rate per day for the period is calculated as total rental revenue excluding freight and billings to customers for damaged equipment divided by the total billed rental days.
Fleet age - Fleet age represents the number of years from the manufacturer chassis year of the rental equipment unit through the current year end. We evaluate fleet age for each equipment type and our fleet as a whole. In order to calculate average fleet age by type and average total fleet age, we weight the fleet age by the number of units within the relevant group.
Gross Profit, Income from Operations and Cash Flow from Operations
Gross profit, income from operations and cash flow from operations are financial performance measures that we use to monitor our results from operations and to measure our performance against our debt covenants.
Adjusted EBITDA
Adjusted EBITDA is also a financial performance measure that we use to monitor our results from operations and to measure our performance against our debt covenants. This common metric is intended to align Nesco’s shareholders, debt holders, and management.
We believe the presentation of these financial measures enhances an investor’s understanding of our financial performance because these measures are useful financial metrics to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. Such items are excluded pursuant to the definition of Adjusted EBITDA in the 2019 Credit Facility and the Indenture, Adjusted EBITDA is the basis for several financial loan covenants contained in the 2019 Credit Facility. These financial measures will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. We use these financial measures for business planning purposes, for loan compliance purposes, and in measuring our performance relative to that of our competitors.
In analyzing and planning for our business, we supplement our use of financial measures based on U.S. GAAP with non-GAAP financial and other measures, as well as, use measures related to our specialized fleet of rental equipment, which are defined above. Nesco’s use of the terms EBITDA and Adjusted EBITDA may vary from that of others in its industry and therefore are limited in their usefulness as comparative measures. These financial measures should not be considered as alternatives to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows or as measures of liquidity. Our non-GAAP financial measures should not be relied upon to the exclusion of U.S. GAAP financial measures. We encourage investors to review our non-GAAP financial measures together with our U.S. GAAP results and historical consolidated financial statements, and not in isolation. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Accordingly, our non-GAAP financial measures may not be comparable to similar measures used by other companies.
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

Operating Results

(in $000s)	2019	% of revenues	2018	% of revenues	2017	% of revenues
Rental revenue	$197,996	75.0%	$184,563	74.9%	$160,888	79.0%
Sales of rental equipment	23,767	9.0%	26,019	10.6%	17,162	8.4%
Sales of new equipment	10,308	3.9%	18,349	7.4%	10,093	5.0%
Parts sales and services	31,964	12.1%	17,366	7.1%	15,624	7.7%
Total revenue	264,035	100.0%	246,297	100.0%	203,767	100.0%
Cost of revenue	106,919	40.5%	100,586	40.8%	84,149	41.3%
Depreciation	70,568	26.7%	64,093	26.0%	61,873	30.4%
Total gross profit	86,548	32.8%	81,618	33.1%	57,745	28.3%
Operating expenses	50,530		38,454		34,257
Operating income	36,018		43,164		23,488
Other expense	69,056		56,985		54,076
Loss before income taxes	(33,038)		(13,821)		(30,588)
Income tax expense (benefit)	(5,986)		1,705		(3,493)
Net loss	$(27,052)		$(15,526)		$(27,095)
Total Revenue
Total revenue for the year ended December 31, 2019, increased by $17.7 million, or 7.2%, compared to the same period in 2018. This increase was primarily due to an increase in rental revenue which increased $13.4 million, or 7.3%, compared to the same period in 2018, driven by an increase in average equipment on rent, which grew to $479.0 million in 2019, compared to $450.2 million in 2018. Parts sales and service revenue also increased $14.6 million, or 84.1%, compared to the same period in 2018. This is the result of increased penetration of our equipment rental customer base and a ramping of revenues at the newer parts, tools and accessories locations, as well as the acquisition of Truck Utilities, which contributed $4.2 million to PTA revenue. This was partially offset by equipment sales which decreased $10.3 million for the year ended December 31, 2019 compared to the same period in 2018. Truck Utilities contributed $8.5 million to revenue since the acquisition was completed in November 2019, split nearly evenly between both segments.
Total revenues increased by $42.5 million, or 20.9%, from $203.8 million for 2017 to $246.3 million in 2018. This increase is primarily due to increases in rental revenue and equipment sales ($40.2 million or 94.6% of the year over year increase). This is a result of an increase in demand across our key end markets of: T&D, telecom and rail, supplemented by demand from the storm and fire recovery end markets.
Cost of Revenue, excluding depreciation of rental equipment
Total cost of revenue, excluding depreciation of rental equipment, for the year ended December 31, 2019, increased by $6.3 million, or 6.3%, compared to the same period in 2018. The increase is primarily due to an increase in cost of parts sales and services of $12.7 million, or 103.0%, and an increase in cost of rental revenue of $1.8 million, or 3.7%, compared to the same period in 2018. The increase in cost was driven by our increased sales volume compared to the prior year. This was partially offset by a decrease in cost of equipment sales of $9.0 million, or 23.7%, due to lower sales.
Total cost of revenue, excluding depreciation of rental equipment, increased $16.4 million, or 19.5%, from $84.1 million for 2017 to $100.6 million for 2018. The increase is primarily due to a $13.3 million increase in cost of equipment sales.
Overall, results from our equipment and parts rental operations improved in each of the three years ended December 31, 2019, which is a direct result of our growth in our rental fleet and capitalization of the continuing demand in customers serving transmission and distribution, as well as telecom and rail end markets. Total gross profit margin from our rental operations was 74.3%, 73.4% and 70.5% excluding depreciation (38.7%, 38.7% and 32.1% including depreciation) in 2019, 2018 and 2017, respectively.
Depreciation
Depreciation for the year ended December 31, 2019, increased $6.5 million, or 10.1%, as compared to the same period in 2018. This increase is primarily due to our increase in rental equipment as compared to the prior year.

Depreciation for the year ended December 31, 2018, increased $2.2 million, or 3.6%, as compared to the same period in 2017. This increase is primarily due to our increase in purchases of rental equipment as compared to the prior year.
Other Operating Expenses
Other operating expenses for the year ended December 31, 2019, increased $12.1 million, or 31.4%, as compared to the same period in 2018. The increases are primarily due to an increase in transaction related expenses of $7.2 million, asset impairment of $0.8 million and an increase in selling, general, and administrative expenses of $1.9 million, or 6.0%, as compared to the same period in 2018. Excluding transaction and site opening expenses, expenses related to going public were the primary driver of the increase in expenses.
Operating expenses increased $4.2 million, or 12.3%, from $34.3 million for 2017 to $38.5 million for 2018, primarily due to a selling, general, and administrative expense increase of $5.2 million. The Company also incurred $2.5 million in acquisition related expenses in 2018 compared to $1.9 million in 2017. The increase in selling, general, and administrative expenses in 2018 was led by a $3.2 million rise in selling expenses, primarily due to investment in sales teams focused on telecom, rail and PTA. An increase of $0.4 million in commissions was also recognized as a result of the $42.5 million increase in revenue compared to 2017.
Other Expense
Other expense for the year ended December 31, 2019, increased by $12.1 million, or 21.2%, as compared to the same period in 2018. This increase is primarily due to an increase in net interest expense of $6.7 million, or 11.8%, and loss on extinguishment of debt of $4.0 million, as compared to the same periods in 2018.
Other expense increased by $2.9 million from $54.1 million for 2017 to $57.0 million in 2018. This increase is primarily due to an increase in interest expense of $3.0 million, or 5.6%, from $53.7 million in 2017 to $56.7 million in 2018.
Income tax expense (benefit)
Income tax benefit for the year ended December 31, 2019 increased by $7.7 million from an income tax expense of $1.7 million for 2018 to an income tax benefit of $6.0 million in 2019. The provision for income taxes in 2019 was a benefit, as compared to tax expense in 2018, which is the result of utilization of a portion of our federal and state income tax loss carryforwards (“NOLs”). Our acquisition of Truck Utilities is expected to provide us with additional future taxable income allowing us to further utilize a portion of the NOLs.
Due to our valuation allowance on our NOL and interest deduction limitation carryforwards, we are generally unable to recognize a deferred tax benefit when we report pretax losses because we have determined the realization of tax benefits for the carryforwards to be uncertain. Our income tax expense or benefit reflects changes in our deferred tax liabilities associated with our non-tax deductible tradename intangible asset and goodwill, as well as, foreign taxes incurred in Canada and Mexico.
Income tax expense increased $5.2 million from a tax benefit of $3.5 million for 2017 to a tax expense of $1.7 million for 2018. The change in income tax expense recorded from 2017 to 2018 is due to the reduction of the U.S federal corporate tax rate from 35% to 21% as a result of the U.S. Tax Cuts and Jobs Act.

Financial Performance
We believe that our operating model, across both the Equipment Rental and Sales and Parts, Tools and Accessories segments, together with our variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We are able to generate substantial cash flow through our operating earnings. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue resulting in strong Adjusted EBITDA over the past three years. Our financial performance is principally evaluated based on five measurements: Adjusted EBITDA, average equipment on rent, average fleet count, average fleet utilization and average rental rate per day. The following table summarizes these operating metrics.

Financial performance for the year ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in $000s, except rate per day)	2019	2018	change	(%)	2017	change	(%)
Adjusted EBITDA (a)	$127,486	$121,657	$5,829	4.8%	$98,604	$23,053	23.4%
Average equipment on rent (b)	$478,996	$450,195	$28,801	6.4%	$403,786	$46,409	11.5%
Average fleet count	4,172	3,839	333	8.7%	3,642	197	5.4%
Average fleet utilization (c)	80.7%	82.3%	(1.6)%	(1.9)%	78.1%	4.2%	5.4%
Average rental rate per day (d)	$137.5	$139.6	$(2.1)	(1.5)%	$136.1	$3.5	2.6%

(a)
EBITDA represents net income (loss) before interest, provision for income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA as further adjusted for (1) non-cash purchase accounting impact, (2) transaction and process improvement costs, including the effect of the cessation of operations in Mexico, (3) major repairs, (4) share-based payments, (5) other non-recurring items, and (6) the change in fair value of derivative instruments. These metrics are subject to certain limitations. See “Financial Overview—Adjusted EBITDA.”

(b)
Average equipment on rent is the average original equipment cost of units on rent during the period. The measure provides a value dimension to the fleet utilization statistics. This metric has been adjusted to exclude Mexico, for which the Company commenced exit activities in 2019.

(c)
Average fleet utilization for the period is calculated as the total number of invoiced days divided by the total number of available equipment days. This metric has been adjusted to exclude Mexico, for which the Company commenced exit activities in 2019.

(d)
Average rental rate per day for the period is calculated as total rental revenue excluding freight and damaged billings divided by the total rental days, which represents the number of billable days in the period aggregated across all units in the fleet. This metric has been adjusted to exclude Mexico, for which the Company commenced exit activities in 2019.

Adjusted EBITDA

Adjusted EBITDA increased $5.8 million, or 4.8%, from $121.7 million for the year ended December 31, 2018 to $127.5 million for the year ended December 31, 2019.  The year over year increase in Adjusted EBITDA was primarily driven by an $11.6 million, or 8.6%, increase in core rental gross profit, excluding depreciation to $147.2 million ($76.6 million, including depreciation), compared to $135.5 million ($71.4 million, including depreciation) in 2018. This increase was partially offset by an increase in selling, general and administrative expenses due largely to increased expenses related to becoming a public company.

Adjusted EBITDA increased $23.1 million, or 23.4%, from $98.6 million for 2017 to $121.7 million for 2018.  This increase can be primarily attributed to an $26.1 million or 21.8% increase in gross profit, excluding depreciation to $145.7 million for the year ended December 31, 2018, driven by an increased level of equipment on rent compared to the prior year and growth in PTA. This increase was partially offset by a $1.3 million reduction in equipment sales gross profit and a $1.8 million reduction in purchase accounting adjustments related to those sales as well as an increase in selling, general and administrative expenses due largely to increased expenses related to becoming a public company.

The following is a reconciliation from U.S. GAAP net loss to Adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017 and a reconciliation from Adjusted EBITDA to U.S. GAAP net cash from operating activities for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
(in $000s)	2019	2018	2017
Net loss	$(27,052)	$(15,526)	$(27,095)
Interest expense	63,361	56,698	53,710
Income tax expense (benefit)	(5,986)	1,705	(3,493)
Depreciation expense	71,548	64,312	62,083
Amortization expense	3,008	2,826	2,646
EBITDA	104,879	110,015	87,851
Adjustments:
Non-cash purchase accounting impact (1)	1,802	3,631	4,284
Transaction and process improvement costs (2)	15,866	2,536	1,910
Major repairs (3)	2,216	1,436	2,758
Share-based payments (4)	1,014	1,130	1,101
Other non-recurring items (5)	—	2,909	700
Change in fair value of derivative (6)	1,709	—	—
Adjusted EBITDA	$127,486	$121,657	$98,604

	Year Ended December 31,
(in $000s)	2019	2018	2017

Adjusted EBITDA	$127,486	$121,657	$98,604
Adjustments:
Change in fair value of derivative (6)	(1,709)	—	—
Other non-recurring items (5)	—	(2,909)	(700)
Share-based payments (4)	(1,014)	(1,130)	(1,101)
Major repairs (3)	(2,216)	(1,436)	(2,758)
Transaction and process improvement costs (2)	(15,866)	(2,536)	(1,910)
Non-cash purchase accounting impact (1)	(1,802)	(3,631)	(4,284)
EBITDA	104,879	110,015	87,851
Add:
Interest expense	(63,361)	(56,698)	(53,710)
Income tax benefit (expense)	5,986	(1,705)	3,493
Amortization - financing costs	2,913	3,537	2,907
Share-based payments	1,014	1,130	1,101
Loss (gain) on sale of equipment - rental fleet	(5,542)	(3,644)	(1,792)
Gain on insurance proceeds - damaged equipment	(538)	—	—
Major repair disposal	2,216	1,436	—
Loss on extinguishment of debt	4,005	—	—
Change in fair value of derivative	1,709	—	—
Asset impairment and loss on asset acquisition	657	—	833
Deferred tax (benefit) expense	(6,861)	1,096	(4,339)
Bad debt expense, net of recoveries	3,292	4,302	2,774
Other assets	—	—	(2,130)
Changes in assets and liabilities:
Accounts receivable	(17,073)	(5,185)	(20,500)
Inventory	(22,683)	(8,023)	(8,739)
Prepaid expenses and other	(2,578)	351	(466)
Accounts payable	7,547	(4,307)	5,573
Accrued expenses	6,560	(1,203)	3,935
Deferred rental income	(3,350)	(62)	428
Net cash from operating activities	$18,792	$41,040	$17,219

(1)     Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment sold. The equipment acquired received a purchase step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to the credit agreement governing the Company’s asset-based lending facility (the “credit agreement”).

(2)
For the years ended December 31, 2019 and 2018, represents transaction costs related to the agreement and plan of merger with Capitol, which are comprised of professional consultancy fees, transaction costs, and the loss on extinguishment of debt. Additionally, pursuant to the credit agreement, the cost of undertakings to effect such cost savings, operating expense reductions and other synergies, as well as any expenses incurred in connection with acquisitions, are amounts to be included in the calculation of Adjusted EBITDA. For the year ended December 31, 2019, these costs include startup expenses associated with the new PTA locations (which include training, travel, and process setup costs), transaction expenses related to the acquisition of Truck Utilities, Inc. and expenses associated with the Company’s closure of its Mexican equipment rental and sales operations.

(3)
Represents the undepreciated cost of replaced chassis components from heavy maintenance, repair and overhaul activities associated with the Company’s fleet, which is an adjustment pursuant to the credit agreement.

(4)
Represents non-cash stock compensation expense associated with the issuance of stock options and restricted stock units in 2019 and the Class B Profits Interest Awards by NESCO Holdings, LP (the Company’s then ultimate parent) on February 26, 2014, which is an adjustment pursuant to the credit agreement. See Note 13, Share-Based Compensation Plans, to the Audited Consolidated Financial Statements included in this Annual Report, for additional information.

(5)
For the years ended December 31, 2018 and 2017, represents other adjustments pursuant to the credit agreement: Rental expense incurred in 2018 for fleet equipment that had been rented under the terms of an operating lease that was terminated in 2018. The 2017 adjustment is comprised of a state tax audit settlement and write-downs of inventory items.

(6)	Represents the charge to earnings for the Company’s interest rate collar (which is an undesignated hedge) in the year ended December 31, 2019.

Equipment on rent

Average equipment on rent was $479.0 million for the year ended December 31, 2019, an increase of $28.8 million, or 6.4% over the same period in 2018. The increase in both periods is due to increased fleet size and continued demand from our equipment rental customers.
The average equipment on rent was $450.2 million for 2018, an increase over 2017 of $46.4 million, or 11.5%. The increase was due to increased fleet size and sustained higher utilization.

Fleet count

Average fleet count was 4,172 for the year ended December 31, 2019, an increase of 333 from an average fleet count of 3,839 over the same period in 2018. Capital expenditures for the year ended December 31, 2019, were predominately in the bucket trucks category, driven by demand in T&D, telecom and rail end-markets.
Average fleet count was 3,839 for the year ended December 31, 2018, an increase of 197 from an average fleet count of 3,642 for the year ended December 31, 2017. In 2018 and 2017 capital expenditures were predominately in the bucket and other truck categories, driven by continued demand in T&D, telecom and rail end-markets.

Fleet utilization

Fleet utilization was 80.7% for the year ended December 31, 2019, compared to 82.3% in the same period of 2018. After adjusting for new units that have not yet entered into service, Truck Utilities and the prior year’s benefit from storm recovery in Puerto Rico, utilization was down 0.4% year-over-year.
Average utilization rates increased across all equipment categories in 2018 compared to 2017, driving our average overall utilization rate up to 82.3% from 78.1%. We expect our utilization levels to remain at current high levels as demand for equipment by customers serving T&D end-markets and growth in the telecom and rail markets continue. Our method of measuring rental equipment utilization rate may not be comparable with that of other companies.

Rental rate per day

Average rental rate per day decreased to $137.5 for the year ended December 31, 2019, a 1.5% decrease from $139.6 for the same period in 2018. Average rental rate per day is flat to down year over year due to changes in fleet composition driven by demand and strategic diversification. Increases in the fleet related to telecom, distribution, and rail end markets have outpaced our other end markets. Average rental rate per day is generally lower in these end markets due to the lower average purchase price of equipment used. We continue to realize gains in pricing by product line.
Average rental rate per day increased 2.6% to $139.6 in 2018 from $136.1 for 2017. This increase is the result of rate increases implemented in 2017 and 2018.

Fleet age

We use fleet age by type to assist in our decision to sell or purchase a particular fleet category to ensure our fleet age remains competitive. Our overall average fleet age excluding Mexico was approximately 3.6 years as of December 31, 2019, compared to 3.7 at December 31, 2018. We believe the current age of our fleet is young and gives us flexibility from a capital allocation and sales perspective.

Our overall average fleet age excluding Mexico was approximately 3.7 years as of December 31, 2018 compared to 3.5 years as of December 31, 2017. The increase in fleet age was primarily due to lower used sales quantities and a relatively low investment in new fleet.

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

Rental equipment cost for our fleet excluding Mexico and parts was $628.9 million as of December 31, 2019, a $116.7 million or 22.8% increase, from $512.3 million at December 31, 2018. The bucket trucks category represented the largest increase for the year ended December 31, 2019 and is driven by increased demand across end markets of T&D, Rail and Telecom, as these can be used across markets.
Rental equipment cost for our fleet excluding Mexico and parts has grown $30.3 million, or 6.3%, from $482.0 million at December 31, 2017 to $512.3 million as of December 31, 2018. The 28’ to 49’ sized bucket trucks category represented the largest increase for 2018, followed by cranes and diggers.

Operating Results by Segment
The Company manages its operations through two business segments: rental and sale of fleet and equipment along with repair and maintenance related to those assets (ERS), and the rental and sale of parts, tools, and accessories (PTA). See Note 3, Segments, to our consolidated financial statements for additional information.
Equipment Rental and Sales Segment
Our ERS segment primarily provides equipment to contractors who install, repair and maintain infrastructure assets, including T&D electric cabling (above and below ground), telecommunications networks and rail systems in addition to installing lighting and signage.

	Year Ended December 31,
(in $000s)	2019	2018	change	(%)	2017	change	(%)
Rental revenue	$182,720	$173,267	$9,453	5.5%	$152,993	$20,274	13.3%
Sales of rental equipment	23,767	26,019	(2,252)	(8.7)%	17,162	8,857	51.6%
Sales of new equipment	10,308	18,349	(8,041)	(43.8)%	10,093	8,256	81.8%
Total revenue	216,795	217,635	(840)	(0.4)%	180,248	37,387	20.7%
Cost of revenue	76,573	84,509	(7,936)	(9.4)%	69,463	15,046	21.7%
Depreciation of rental equipment	66,228	60,436	5,792	9.6%	58,878	1,558	2.6%
Total gross profit	$73,994	$72,690	$1,304	1.8%	$51,907	$20,783	40.0%
2019 Compared to 2018
Revenue in our ERS segment represented 82.1% and 88.4% of Nesco’s consolidated revenues for the years ended December 31, 2019 and 2018, respectively. Total revenue in our ERS segment decreased by $0.8 million for the year ended December 31, 2019 compared to the same period in 2018. The decrease was primarily due to a decline of rental sales and new equipment sales of $10.3 million. New and used equipment sales can vary and be difficult to predict. Timing differences in used sales provides the opportunity to continue to rent equipment and defer associated capital expenditures for fleet replacement. This decrease was partially offset by an increase in rental revenue of $9.5 million or 5.5%. Rental revenue growth was driven by the expansion of our rental fleet and the continued demand for equipment in the T&D, telecom and rail markets.
Cost of revenue, excluding depreciation of rental equipment, decreased by $7.9 million for the year ended December 31, 2019, compared to the same period in 2018, primarily due to a decrease in the cost of equipment sales driven by lower sales volumes for the year ended December 31, 2019, compared to the same period in 2018.
Depreciation of our rental fleet increased by $5.8 million for the year ended December 31, 2019, respectively, compared to the same period in 2018, primarily due to increase in fleet count.
Our increase in gross profit of $1.3 million for the year ended December 31, 2019, compared to the same period in 2018, was primarily driven by the $7.9 million decrease in ERS cost of revenue, excluding depreciation, which was partially offset by an increase in depreciation expense of $5.8 million. Excluding depreciation, ERS gross profit increased $7.1 million or 5.3% compared to 2018.
2018 Compared to 2017
Rental and sales revenues of equipment grew by approximately $37.4 million or 20.7% between fiscal years 2017 and 2018. As reported above, this is a result of an increase in demand from our end markets including: market share gains in rail and telecom, supplemented by storm and fire recovery activity in areas including Puerto Rico. Revenue from Equipment Rental and Sales represented approximately 88% of Nesco’s revenues in both 2017 and 2018.
Cost of revenue, excluding depreciation of rental equipment, increased by $15.0 million or 21.7% between 2017 and 2018.
Depreciation of our rental fleet represented a 2.6% increase over 2017 due to an increase in fleet count of 6%.
Our increase in gross profit of $20.8 million or 40.0% between 2017 and 2018 was driven by the $37.4 million increase in rental and sales revenue partially offset by a $15.0 million increase in cost of revenue, excluding depreciation. Excluding depreciation, ERS gross profit increased $22.3 million or 20.2% compared to 2017.

Parts, Tools, and Accessories Segment

The PTA segment of our business complements products and services provided by our ERS operating segment. PTA is a natural adjunct to our specialty equipment rental offering and is a one stop shop for parts, tools, and accessories to the Nesco customer base.

	Year ended December 31,
(in $000s)	2019	2018	change	(%)	2017	change	(%)
Rental revenue	$15,276	$11,296	$3,980	35.2%	$7,895	$3,401	43.1%
Parts sales and services	31,964	17,366	14,598	84.1%	15,624	1,742	11.1%
Total revenue	47,240	28,662	18,578	64.8%	23,519	5,143	21.9%
Cost of revenue	30,346	16,077	14,269	88.8%	14,686	1,391	9.5%
Depreciation of rental equipment	4,340	3,657	683	18.7%	2,995	662	22.1%
Total gross profit	$12,554	$8,928	$3,626	40.6%	$5,838	$3,090	52.9%
2019 Compared to 2018
PTA revenues increased by $18.6 million for the year ended December 31, 2019 compared to the same period in 2018. The majority of this increase in each period was driven by increased market penetration driven by our added PTA locations and inventory investment, capturing increased spend from our existing customers. The added locations, from two at the end of 2018 to seven at the end of 2019, provide local repair and test services, significantly decreased delivery time, and reduced freight expenses for rental and sales of parts, tools and accessories to our customers in these local markets. We believe this establishes a strong platform for future market share gains.
Cost of revenue, excluding depreciation, for this segment increased $14.3 million for the year ended December 31, 2019, respectively, compared to the same period in 2018, primarily due to an increase in parts sales cost with the increased sales revenue, and costs that were driven by our added PTA locations.
Depreciation expense increased $0.7 million for the year ended December 31, 2019, respectively, compared to the same period in 2018, related to parts and tools acquisition costs.
Total gross profit of $12.6 million for the year ended December 31, 2019, respectively, represented an increase of $3.6 million or 40.6% as compared to the same period in 2018.
2018 Compared to 2017
PTA revenues increased by $5.1 million or 21.9% from approximately $23.5 million in 2017 to $28.7 million in 2018. The majority of this increase is reflective of our acquisition of N&L Equipment in 2018 and Bethea Tool and Equipment in 2017. These strategic acquisitions provide a complete PTA product offering for the T&D end markets and enable entrance into our other core markets. In addition, these acquisitions provided the needed supply chain and service expertise enabling expansion into new geographic regions, including new locations, to improve responsiveness.
Cost of revenue, excluding depreciation, for this segment increased $1.4 million or 9.5% primarily due to increased sales.
Depreciation increased $0.7 million or 22.1% from 2017 to 2018 related to parts and tools acquisition costs.
Total gross profit of $8.9 million in 2018 represented an increase of $3.1 million or 52.9%, as compared to 2017.

Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). In applying accounting principles it is often required to use estimates. These estimates consider the facts, circumstances, and information available, and may be based on subjective inputs, assumptions, and information known and unknown to us. Material changes in certain of the estimates that we use, could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. See Note 2 to our consolidated financial statements for a summary of our significant accounting policies. The following describes certain of our significant accounting policies that involve more subjective and complex judgments where the effect on our consolidated financial position and operating performance could be material.
Revenue Recognition
Rental Revenue.    Our rental contracts are for various equipment, parts, tools, and accessories under 28 day or monthly agreements which include automatic renewal provisions. The majority of our rental payments are due monthly. Revenue is recognized ratably over the rental agreement period and in accordance with Accounting Standards Codification 840, Leases (“Topic 840”). Unearned revenue is reported in our deferred rent income line of our Consolidated Balance Sheet. We had deferred revenue of $2.3 million as of December 31, 2019 and $4.8 million as of December 31, 2018.
Sales of Rental Equipment and New Equipment.    We sell both new and used equipment. Our new equipment products are sold at list price. We do not discount or offer other pricing incentives or concessions. The contractual sales price for each individual product represents the standalone selling price. Our used equipment is of a sufficiently unique nature - based on the specifics of its age, usage, etc. - that it does not have an observable standalone selling price. Equipment sales revenue is recognized when vehicles are delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. Payment is usually due and collected within 30 days subsequent to transfer of control of the vehicle. There are no rights of return or warranties offered on equipment sales.
Parts Sales and Services.    We sell parts, tools and accessories in addition to services. We record revenue as parts and services are delivered. The amount of consideration we receive for parts is based upon a list price net of discounts and incentives. The amount of consideration received for service is based upon labor hours expended and parts utilized to perform and complete the necessary services for our customers. There are no rights of return or warranties offered on parts sales. Payment is usually due and collected within 30 days subsequent to delivery of parts or performance of service.
Useful Lives and Residual Values of Rental Equipment and Property and Equipment
Our rentable equipment consists of parts, tools and accessories and specialized rental equipment. Purchases of our equipment are recorded at cost, the OEC and we depreciate OEC to an estimated residual value. We depreciate our parts, tools, and accessories over their estimated useful rentable life of five years. We depreciate our rental equipment over its estimated useful rentable life of seven years with an estimated residual value of 15% of the OEC, using the straight-line method. Useful life is estimated based upon the expected period the equipment will be in the fleet as a rentable unit. A residual value is estimated to approximate the value of the equipment at the end of its useful (i.e., rentable) life, allowing for a reasonable profit margin on the sale of the equipment when we remove the unit from the fleet. In establishing useful lives and residual values, we consider factors related to customer demand of differing types of equipment in order for us to hold and maintain an optimal mix of equipment types in our fleet. We also continuously evaluate factors related to the condition and serviceability of the equipment in our fleet in order to make estimates of useful life and expected end-of-life value. Depreciation of our equipment is recognized as a component of our cost of revenue. For sold equipment, the carrying value of an item is recognized as cost of equipment sale within cost of revenue. Changes in estimated useful life and/or residual value would impact our gross profit in our consolidated financial statements. To the extent that the useful lives of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would increase or decrease by approximately $8 million, respectively. Similarly, to the extent the estimated residual values of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $1 million. Any change in depreciation expense as a result of a hypothetical change in either useful lives or residual values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset.
Business Combinations
We have made acquisitions in the past and may continue to make acquisitions in the future. We allocate the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Rental equipment generally represents the largest component and was 64% of total assets acquired over the last three years followed by other intangible assets at

10% and goodwill at 24%. Goodwill is attributable to the synergies and economies of scale expected from the combination of the businesses.
In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable, deferred revenue and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the carrying values reflected on the acquired entities’ balance sheets. However, when appropriate, we adjust these carrying values for factors such as collectability and existence. The intangible assets that we have acquired are primarily goodwill, customer relationships, trade names, and non-compete agreements. Goodwill is calculated as the excess of the cost of the acquired entity over the fair value of the net assets acquired. Customer relationships, trade names, and non-compete agreements are valued based on an excess earnings or income approach with consideration to projected cash flows.
Our estimates of the values of tangible assets from our business combinations, principally rental equipment, utilize data that reflect quoted prices for similar assets available in active markets (such as the used equipment market). For this reason, estimates of the fair values of these items is not considered to be highly subjective or complex. However, to estimate the values of intangible assets we utilize income methods that involve forecasting future cash flow related to the acquired businesses. The estimates of future cash flow require us to establish expectations about customer demand, investments in maintaining or expanding infrastructure for the markets the businesses serve, and the supply and capacity of equipment in the rental market, among others. Additionally, we are required to establish expectations for the businesses’ cost of capital and ability to acquire and maintain equipment in the future. Changes in these assumptions would have an impact on the amount of intangible assets recorded and the resulting amortization expense.
Goodwill and the Evaluation of Goodwill Impairment
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We review goodwill for impairment at least annually or more frequently as warranted by triggering events that indicate potential impairment. Goodwill is tested for impairment at the reporting unit level, which we have determined to be ERS and PTA. We use a variety of methodologies in conducting impairment assessments, including qualitative analysis, income and market approaches. The market value approach compares current and projected financial results to entities of similar size and industry to determine market value. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends.
Factors that management must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. The estimates of future cash flow require us to establish expectations about customer demand, investments in maintaining or expanding infrastructure for the markets each reporting unit serves, and the supply and capacity of equipment in the rental market, among others. Additionally, we are required to establish expectations for the businesses’ cost of capital and ability to acquire and maintain equipment in the future. Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to our eventual future operating performance. Changes in these estimates could change our conclusion regarding the impairment of goodwill assets and potentially result in a non-cash impairment in the future period.
Liquidity and Capital Resources
Cash Flows and Liquidity
Our primary cash needs have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our rental operations and cash received from the sale of equipment, as well as funds available under our credit facilities. As of December 31, 2019, we had $6.3 million in cash compared to $2.1 million as of December 31, 2018. As of December 31, 2019, we had $250.0 million of outstanding borrowings under our revolving credit facility (as defined below) with an additional $96.9 million in availability (subject to a borrowing base) compared to $209.0 million outstanding as of December 31, 2018. At December 31, 2019, the Company had $3.2 million of letters of credit outstanding.
Due to the condition and relatively young age of our fleet, we have the ability to significantly reduce or suspend capital expenditures during difficult economic times in order to generate additional cash flow during these periods. We believe that our cash generated by our rental operations and cash received from the sale of equipment, as well as funds available under our 2019 Credit Facility will be adequate to meet our operating, investing and financing needs for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described in PART I, Item 1A. Risk Factors. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be changes in governmental regulations for the T&D industry, weather, and our customers’ ability to secure materials. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. We expect to continually assess our performance, the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures.
2019 Credit Facility
In connection with the Closing, on July 31, 2019, we entered into an agreement with JPMorgan Chase Bank, N.A., Fifth Third Bank, Morgan Stanley Senior Funding, Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., and Citigroup Global Markets Inc., pursuant to which such parties provided us with $350.0 million in aggregate principal amount of commitments pursuant to a first lien senior secured asset based revolving credit facility (“2019 Credit Facility” or the “revolving credit facility”).
The revolving credit facility has a five-year term and a floating rate of interest based on either the federal funds rate plus a margin ranging between 50 and 100 basis points or LIBOR plus a margin ranging between 150 and 200 basis points, in each case, depending on excess availability under the facility. Our availability under the revolving credit facility is a percentage of the value of our accounts receivable, our parts inventory, our fleet inventory, and our cash, in each case, subject to certain eligibility criteria. A portion of the revolving credit facility may be used for the issuance of letters of credit. The revolving credit facility is guaranteed by our wholly owned domestic subsidiaries, subject to customary exceptions, and is secured by substantially all assets of Nesco and the guarantors. We can reduce the aggregate commitments under the revolving credit facility without premium or penalty. The revolving credit facility contains covenants which, among other things, limit the incurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens.
On March 10, 2020, we entered into the Incremental Agreement amending the 2019 Revolving Credit Facility. The Incremental Agreement amends the syndicate of banks for a new participant that increased the maximum amount of the facility by $35.0 million to a total of $385.0 million.
Senior Secured Notes due 2024
In connection with the Closing, on July 31, 2019 we completed a private offering for Senior Secured Second Lien Notes due 2024 (the “Senior Secured Notes”) issued by Capitol Investment Merger Sub 2, LLC, our wholly owned and indirect subsidiary (the “Issuer”). The aggregate principal amount of the Senior Secured Notes was $475.0 million. The Senior Secured Notes bear interest at a rate of 10.0% per annum payable semi-annually, in cash in arrears, on February 1 and August 1 of each year, commencing on February 1, 2020. The Senior Secured Notes do not have registration rights.

A summary of the key provisions are as follows:
Guarantors - The Senior Secured Notes are guaranteed (the “Guarantees”) by Intermediate Holdings, our wholly owned subsidiary and the wholly owned domestic subsidiaries of the Issuer (together, “Guarantors”) that guarantee obligations under the 2019 Credit Facility or any future debt of Nesco or any other Guarantors.
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
Covenants - The Senior Secured Notes contain various restrictive covenants.
Cash Flows
The following table summarizes Nesco’s sources and uses of cash for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
(in $000s)	2019	2018	2017
Net cash flow from operating activities	$18,792	$41,040	17,219
Net cash flow from investing activities	(129,679)	(27,438)	(21,366)
Net cash flow from (used in) financing activities	115,049	(12,422)	3,783
Net change in cash	$4,162	$1,180	$(364)
As of December 31, 2019, we had cash of $6.3 million, an increase of $4.2 million from December 31, 2018. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of the 2019 Credit Facility.
Cash Flows from Operating Activities
Net cash provided by operating activities was $18.8 million for the year ended December 31, 2019, as compared to net cash provided by operating activities of $41.0 million in the same period of 2018. The decrease is due to a $11.5 million increase in net loss from 2018 to 2019 and a $13.1 million decrease in cash flows from operations from 2018 to 2019 due to working capital changes. Investments in inventory for the new PTA locations contributing to the 64.8% increase in PTA revenue, along with an increase in accounts receivable due to a general increase in revenue growth were major contributors. The decrease in cash flows from operating activities from 2018 to 2019 is partially offset by a $2.4 million increase in non-cash expenses. The increase in non-cash expenses is primarily due to $7.2 million of additional depreciation, $0.8 million of additional major repair disposal and $4.0 million of loss from extinguishment of debt offset by a decrease of $8.0 million in deferred tax expense in 2018 compared to 2019.
Net cash provided by operating activities was $41.0 million in 2018 as compared to net cash provided by operating activities of $17.2 million in 2017. The increase is due to an $11.6 million reduction in net loss from 2017 to 2018, as well as a $7.3 million increase in non-cash expenses. The increase in non-cash items is primarily due to a $1.9 million increase in gain on sale of rental equipment offset by a $5.4 million increase in deferred tax expense from 2017 to 2018. This was offset by $2.2 million of additional depreciation in 2018 compared to 2017. Finally, there was a $5.0 million increase in cash flows from operations from 2017 to 2018 due to working capital changes.
Cash Flows from Investing Activities
Net cash used in investing activities was $129.7 million for the year ended December 31, 2019, as compared to cash used in investing activities of $27.4 million in 2018. The increase in net cash used in investing activities for 2019 is primarily due to an increase in the Company’s cash outlay for acquisitions (Truck Utilities, Inc. in 2019) of $46.9 million, an increase in purchases of rental equipment fleet of $48.1 million, an increase in purchases of other property and equipment of $2.3 million and a decrease in proceeds from equipment sales of $6.5 million compared to the prior year, offset by an increase in insurance proceeds from damaged equipment of $1.7 million.
Net cash used in investing activities was $27.4 million during 2018, primarily consisting of cash paid for the acquisition of N&L Line Equipment of $1.5 million, net of cash acquired, and $58.5 million of rental equipment fleet purchases offset by $33.3 million of equipment sales proceeds. Net cash used in investing activities was $21.4 million during 2017, primarily consisting of cash paid for an acquisition of $0.5 million, net of cash acquired, and $47.1 million of rental equipment fleet purchases offset by $26.6 million of equipment sales proceeds.

Cash Flows from Financing Activities
Net cash provided by financing activities was $115.0 million for the year ended December 31, 2019, as compared to cash used by financing activities of $12.4 million in 2018. The increase is primarily due to proceeds from issuing the Senior Secured Notes due 2024, of $475.0 million, proceeds from the merger and recapitalization undertaken in connection with the Transactions of $147.3 million and an increase in new borrowings under the revolving credit facility, net of repayments of $42.0 million, offset by an increase in repayments of notes payable of $525.9 million and an increase of finance fees paid of $13.8 million.
Net cash used in financing activities was $12.4 million in 2018. This included $1.0 million of repayments, net of new borrowings, under the revolving credit facility, in addition to $8.1 million of capital lease financing payments and $1.6 million finance costs paid. Net cash provided by financing activities was $3.8 million in 2017. This included $8.0 million of borrowings, net of repayments, under revolving commitments under a previous credit facility, offset by $3.9 million of capital lease financing payments.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019:

	Payments due by period
(in $000s)	Total	Less than 1 year (2020)	1 to less than 3 years (2021 - 2022)	3 to less than 5 years (2023 - 2024)	More than 5 years (2024 and after)
Debt:
2019 Credit Facility	$250,000	$—	$—	$250,000	$—
Senior Secured Notes due 2024	475,000	—	—	475,000	—
Notes payable	3,525	1,234	1,763	528	—
Interest on debt (1)	267,641	58,650	117,299	91,692	—
Purchase obligations	6,800	6,800	—	—	—
Capital leases	35,147	9,376	23,204	2,567	—
Operating leases	9,526	2,707	4,502	2,317	—
Total contractual obligations	$1,047,639	$78,767	$146,768	$822,104	$—

(1)
Interest on debt is comprised of contractually required interest payments calculated using the interest rate in effect as of December 31, 2019, on our 2019 Credit Facility (4.2%) and semi-annual interest payments required under our Senior Secured Notes at 10.0%.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the 2019 Credit Facility, which provides for variable rate borrowings of up to $350.0 million, subject to a borrowing base. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the 2019 Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the 2019 Credit Facility by approximately $0.1 million per year. As of December 31, 2019, we had $250.0 million of outstanding borrowings under the 2019 Credit Facility.
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
Exchange rate risk
During the year ended December 31, 2019, we generated $5.7 million and $1.0 million of U.S. dollar denominated revenues in Canadian dollars and Mexican pesos, respectively. Each 100 basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate or Mexican peso to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.1 million. We do not currently hedge our exchange rate exposure.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Nesco Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nesco Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 13, 2020

We have served as the Company’s auditor since 2016.

Nesco Holdings, Inc.
Consolidated Balance Sheets

(in $000s, except share data)	December 31, 2019	December 31, 2018
Assets
Current Assets
Cash	$6,302	$2,140
Accounts receivable, net of allowance of $4,654 and $7,562, respectively	71,323	52,559
Inventory	33,001	11,435
Prepaid expenses and other	5,217	2,483
Total current assets	115,843	68,617
Property and equipment, net	6,561	2,763
Rental equipment, net	383,420	320,722
Goodwill and other intangibles, net	308,747	299,454
Notes receivable	713	—
Total Assets	$815,284	$691,556
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$41,172	$20,867
Accrued expenses	27,590	20,383
Deferred rent income	2,270	4,762
Current maturities of long-term debt	1,280	2,531
Current portion of capital lease obligations	5,451	4,866
Total current liabilities	77,763	53,409
Long-term debt, net	713,023	756,872
Capital leases	22,631	28,418
Deferred tax liabilities	12,288	11,191
Other liabilities	1,709	422
Total long-term liabilities	749,651	796,903

Commitments and contingencies (see Note 9)

Stockholders’ Deficit
Common stock - $0.0001 par value, 250,000,000 shares authorized, 49,033,903 and 21,660,638 shares issued and outstanding, at December 31, 2019 and December 31, 2018, respectively	5	2
Additional paid-in capital	432,577	259,298
Accumulated deficit	(444,712)	(417,660)
Accumulated other comprehensive loss	—	(396)
Total stockholders’ deficit	(12,130)	(158,756)
Total Liabilities and Stockholders’ Deficit	$815,284	$691,556
See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in $000s, except share and per share data)	2019	2018	2017
Revenue
Rental revenue	$197,996	$184,563	$160,888
Sales of rental equipment	23,767	26,019	17,162
Sales of new equipment	10,308	18,349	10,093
Parts sales and services	31,964	17,366	15,624
Total revenue	264,035	246,297	203,767
Cost of Revenue
Cost of rental revenue	50,829	49,023	47,408
Depreciation of rental equipment	70,568	64,093	61,873
Cost of rental equipment sales	20,302	21,689	15,960
Cost of new equipment sales	8,520	16,099	8,515
Cost of parts sales and services	25,052	12,339	12,266
Major repair disposals	2,216	1,436	—
Total cost of revenue	177,487	164,679	146,022
Gross Profit	86,548	81,618	57,745
Operating Expenses
Selling, general, and administrative expenses	34,667	32,718	27,555
Licensing and titling expenses	2,617	2,241	2,250
Amortization and non-rental depreciation	3,122	3,045	2,856
Transaction expenses	7,641	440	202
Asset impairment	657	—	610
Other operating expenses	1,826	10	784
Total operating expenses	50,530	38,454	34,257
Operating Income	36,018	43,164	23,488
Other Expense
Loss on extinguishment of debt	4,005	—	—
Interest expense, net	63,361	56,698	53,710
Other expense, net	1,690	287	366
Total other expenses	69,056	56,985	54,076
Loss Before Income Taxes	(33,038)	(13,821)	(30,588)
Income Tax Expense (Benefit)	(5,986)	1,705	(3,493)
Net Loss	$(27,052)	$(15,526)	$(27,095)
Loss per share:
Basic and diluted	$(0.82)	$(0.72)	$(1.25)
Weighted-average common shares outstanding:
Basic and diluted	33,066,165	21,660,638	21,660,638
See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in $000s)	2019	2018	2017
Net loss	$(27,052)	$(15,526)	$(27,095)
Other comprehensive loss
Interest rate collar (net of taxes of $285 in 2019)	396	(396)	—
Other comprehensive loss	396	(396)	—
Comprehensive loss	$(26,656)	$(15,922)	$(27,095)
During the year ended December 31, 2019, a loss of $0.8 million (net of taxes of $0.3 million) was reclassified from accumulated other comprehensive loss and recorded in the Consolidated Statements of Operations. There were no reclassifications from accumulated other comprehensive loss reflected in the Consolidated Statements of Operations during the years ended December 31, 2018, or 2017.
See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in $000s)	2019	2018	2017
Operating Activities
Net loss	$(27,052)	$(15,526)	$(27,095)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation	71,548	64,312	62,083
Amortization - intangibles	3,008	2,826	2,646
Amortization - financing costs	2,913	3,537	2,907
Provision for losses on accounts receivable	3,292	4,302	2,774
Share-based payments	1,014	1,130	1,101
Gain on sale of rental equipment and parts	(5,542)	(3,644)	(1,792)
Gain on insurance proceeds - damaged equipment	(538)	—	—
Major repair disposal	2,216	1,436	—
Loss on extinguishment of debt	4,005	—	—
Change in fair value of derivative	1,709	—	—
Asset impairment and loss on asset acquisition	657	—	833
Deferred tax (benefit) expense	(6,861)	1,096	(4,339)
Other assets	—	—	(2,130)
Changes in assets and liabilities:
Accounts receivable	(17,073)	(5,185)	(20,500)
Inventory	(22,683)	(8,023)	(8,739)
Prepaid expenses and other	(2,578)	351	(466)
Accounts payable	7,547	(4,307)	5,573
Accrued expenses and other liabilities	6,560	(1,203)	3,935
Unearned income	(3,350)	(62)	428
Net cash flow from operating activities	18,792	41,040	17,219

Investing Activities
Cash paid for business acquisition, net of cash acquired	(48,425)	(1,524)	(478)
Purchase of equipment - rental fleet	(106,641)	(58,519)	(47,050)
Proceeds from sale of rental equipment and parts	26,794	33,321	26,579
Insurance proceeds from damaged equipment	1,658	—	—
Purchase of other property and equipment	(3,065)	(716)	(417)
Net cash flow from in investing activities	(129,679)	(27,438)	(21,366)

Financing Activities
Proceeds from debt	475,000	—	—
Borrowings under revolving credit facilities	313,000	49,000	30,000
Repayments under revolving credit facilities	(272,000)	(50,000)	(22,000)
Repayments of notes payable	(527,531)	(1,658)	—
Capital lease payments	(5,201)	(8,119)	(3,891)
Proceeds from merger and recapitalization	147,269	—	—
Finance fees paid	(15,488)	(1,645)	(326)
Net cash flow from financing activities	115,049	(12,422)	3,783

Net Change in Cash	4,162	1,180	(364)
Cash at Beginning of Period	2,140	960	1,324
Cash at End of Period	$6,302	$2,140	$960

	Year Ended December 31,
(in $000s)	2019	2018	2017
Supplemental Cash Flow Information
Cash paid for interest	$53,595	$53,763	$49,765
Cash paid for income taxes	455	526	600
Non-Cash Investing and Financing Activities
Transfer of parts inventory to leased equipment	5,804	6,014	8,065
Rental equipment and property and equipment purchases in accounts payable	21,643	10,712	8,551
Rental equipment sales in accounts receivable	4,684	2,750	3,536
Rental equipment on capital lease	—	15,388	6,488
Customer note receivable	972	—	—
Settlement of note payable with common stock	25,000	—	—
Acquisition	—	3,546	5,967

See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Consolidated Statements of Stockholders’ Deficit

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
(in $000s, except share data)	Shares	Amount

Balance, December 31, 2016	21,660,638	$2	$257,067	$(375,039)	$—	$(117,970)
Net loss	—	—	—	(27,095)	—	(27,095)
Share-based payments	—	—	1,101	—	—	1,101
Interest rate collar	—	—	—	—	—	—
Balance, December 31, 2017	21,660,638	2	258,168	(402,134)	—	(143,964)
Net loss	—	—	—	(15,526)	—	(15,526)
Share-based payments	—	—	1,130	—	—	1,130
Interest rate collar	—	—	—	—	(396)	(396)
Balance, December 31, 2018	21,660,638	2	259,298	(417,660)	(396)	(158,756)
Net loss prior to reverse capitalization	—	—	—	(10,988)	—	(10,988)
Net loss post reverse capitalization	—	—	—	(16,064)	—	(16,064)
Reverse capitalization	27,373,265	3	172,265	—	—	172,268
Share-based payments	—	—	1,014	—	—	1,014
Interest rate collar	—	—	—	—	396	396
Balance, December 31, 2019	49,033,903	$5	$432,577	$(444,712)	$—	$(12,130)

See accompanying notes to consolidated financial statements.

 Nesco Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1: Business and Organization

Organization

Nesco Holdings, Inc. (“Holdings”), a Delaware corporation, serves as the parent for our primary operating company, NESCO, LLC. NESCO, LLC, an Indiana limited liability company, and its wholly owned subsidiaries (collectively, “we,” “our,” “us,” “Nesco,” or the “Company”), is engaged in the business of providing a range of services and products to customers through rentals of specialty equipment, sales of parts related to the specialty equipment, and repair and maintenance services related to that equipment.

Holdings’ wholly-owned subsidiaries include NESCO Holdings I, Inc. (which was the ultimate parent holding company prior to the transaction described below) (“Holdings I”), NESCO Finance Corporation, a Delaware corporation, NESCO Investments, LLC, a Delaware limited liability company, NESCO International, LLC, a Delaware limited liability company, and El Alquiler S. de R.L. de C.V., an operating company in Mexico.

We are a specialty equipment rental provider to the electric utility T&D, telecommunications and rail industries in North America. We own a fleet of specialty rental equipment that is utilized by service providers in infrastructure improvement work. Specifically, we offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade and installation of critical infrastructure assets, including electric lines, telecommunications networks and rail systems, as well as for lighting and signage. We rent and sell a broad range of new and used equipment, including bucket trucks, digger derricks, line equipment, cranes, pressure diggers, and underground equipment, which forms our Equipment Rental and Sales (“ERS”) segment. To complement our fleet, we also provide a one-stop shop for customers to purchase or rent parts, tools, and accessories needed to outfit their specialty truck fleet. These activities form our Parts, Tools and Accessories (“PTA”) segment. We are positioned to serve all 50 U.S. states and 13 Canadian provinces and territories via our network of over 50 locations in the United States and Canada.

Merger with Capitol Investment Corp. IV

On April 7, 2019, Holdings I entered into a definitive agreement (as amended, the “Merger Agreement”) with Capitol Investment Corp. IV (“Capitol”), a public investment vehicle, whereby the parties agreed to merge, resulting in the parent of Holdings I becoming a publicly listed company. This merger closed on July 31, 2019 (the “Merger”), which consummated as a result of the following (the “Transactions”):

•
Holders of 26,091,034 shares of Capitol Class A ordinary shares sold in its initial public offering exercised their rights to convert those shares to cash at a conversion price of $10.24 per share, or an aggregate of approximately $267.2 million. The per share conversion price of $10.24 for holders of public shares electing conversion was paid out of Capitol’s trust account, which had a balance immediately prior to the closing of approximately $412.3 million. Concurrently, NESCO Holdings, LP, a Delaware limited partnership controlled by Energy Capital Partners (“Nesco Owner”) and the sole shareholder of Holdings I, purchased 4,500,000 newly-issued shares of common stock at a price of $10.00 per share in exchange for a combination of cash and full repayment of certain outstanding indebtedness, and the founders of Capitol (the “Capitol Sponsors”) purchased in aggregate 1,000,000 newly-issued shares of common stock at a price of $10.00 per share, paid in cash (see Note 11).

•
Of the remaining funds in the trust account and amounts from the sale of the newly-issued common stock described above: (i) approximately $17.8 million was used to pay Capitol’s transaction expenses, (ii) $127.8 million was used to pay down Nesco’s debt, and (iii) the balance of approximately $10.2 million was released to Nesco to be used to pay certain of Nesco’s transaction-related costs. The amount remaining (after deducting direct equity issuance costs of $10.0 million) from the combination of the trust account funds and consideration received from Nesco Owner and the Capitol Sponsors discussed above, of $172.3 million was reflected as contributed capital in the Company’s Consolidated Statements of Stockholders’ Deficit in the year ended December 31, 2019.

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

•
Upon the closing, Capitol’s common stock, warrants and units ceased trading, and upon the opening of trading on August 1, 2019, Holdings’ common stock and warrants began trading on the NYSE, respectively, under the symbol “NSCO” and “NSCO WS,” respectively.

•
Upon the completion of the Transactions, NESCO Holdings, LP, a Delaware limited partnership controlled by Nesco Owner, and certain members of management of the Company received 21,660,638 shares of Holdings and warrants to purchase 2,500,000 shares of Holdings’ common stock, in exchange for all of the share capital. Nesco Owner also obtained the right to receive up to 3,451,798 additional common shares of the Company upon the occurrence of certain events.

•
At the closing of the Transactions, Nesco Owner and certain members of management of Holdings held approximately 53% of the issued and outstanding ordinary shares of Holdings and stockholders of Capitol held approximately 47% of the issued and outstanding shares of Holdings.

Accordingly, the Merger transactions were treated as the equivalent of Holdings I issuing stock for the net assets of Capitol. Consistent with SEC Topic 12, Reverse Acquisitions and Reverse Recapitalizations, the acquisition of a private operating company by a non-operating public shell corporation typically results in the owners and management of the private company having actual or effective voting control and operating control of the combined company. Therefore, the transaction is, in substance, a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting is similar to that of a reverse acquisition, except that no goodwill or other intangible assets should be recorded. Therefore, the net assets of Capitol as of July 31, 2019, were stated at historical cost, and no goodwill or other intangible assets were recorded.

Note 2: Summary of Significant Accounting Policies
Basis of Presentation

Our accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the accounting policies described below. Our consolidated financial statements include the accounts of all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Transactions were accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Capitol was treated as the acquired company and Holdings I was treated as the acquirer for financial reporting purposes. Therefore, the consolidated financial results include information regarding Holdings I as Nesco Holdings, Inc.’s predecessor entity. Thus, the financial statements included in this report reflect: (i) the historical operating results of Holdings I prior to the Transactions; (ii) the combined results of Capitol and Holdings I following the Transactions (effectively, Nesco Holdings, Inc.); (iii) the assets, liabilities and stockholder’s equity of Holdings I at their historical costs; and (iv) Nesco Holdings, Inc.’s equity and earnings (loss) per share presented for the period from the closing date of the Transactions.

Use of Estimates
We prepare our consolidated financial statements in conformity with GAAP, which requires us to use judgment to make estimates that directly affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates are used for items including, but not limited to, the useful lives and residual values of our rental equipment, and business combinations. In addition, estimates are used to test both long-lived assets, goodwill and indefinite-lived assets for impairment, and to determine the fair value of impaired assets, if any impairment exists. These estimates are based on our historical experience and on various other assumptions we believe to be reasonable under the circumstances. We review our estimates on an ongoing basis using information currently available, and we revise our recorded estimates as updated information becomes available, facts and circumstances change, or actual amounts become determinable. Actual results could differ from our estimates.
Accounts Receivable, net of Allowance
Accounts receivable are stated at invoiced amounts and are ordinarily due upon receipt of invoice. We record an allowance for doubtful accounts based on receivable aging. We also establish customer specific reserves for accounts with known collection problems due to insolvency, disputes, or other issues. Accounts more than 90 days past due are considered delinquent. Delinquent receivables are written off when the amount is deemed uncollectible based on individual credit evaluations and specific circumstances related to the customer.
Bad debt expense is included in selling, general, and administrative expenses on our Consolidated Statements of Operations.
Accounts receivable, net of allowance consisted of the following as of December 31:

(in $000s)	2019	2018
Trade receivables	$75,977	$60,121
Less: allowance for doubtful accounts	(4,654)	(7,562)
Accounts receivable, net of allowance	$71,323	$52,559

The relationship between bad debts expense and allowance for doubtful accounts is presented below:

(in $000s)	2019	2018	2017
Allowance for doubtful accounts, beginning of year	$7,562	$4,404	$1,940
Accounts written off during the year	(6,208)	(1,144)	(310)
Recoveries	(701)	(177)	(316)
Bad debt expense	4,001	4,479	3,090
	3,300	4,302	2,774
Allowance for doubtful accounts, end of year	$4,654	$7,562	$4,404

Inventory
Parts inventory consists of rental equipment materials and components to service our rental fleet, new equipment held for sale, as well as, parts, tools and accessories purchased for resale or rent to customers. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.
Our rental equipment parts inventory is used to repair and maintain our rental equipment and may also be available for sale to customers. The cost of parts inventory used in routine repair and maintenance activities is expensed at the time the part is used in a routine repair. Parts, tools and accessories inventory sold to customers becomes a component of cost of parts sales and services on the Consolidated Statements of Operations. Parts, tools and accessories inventory rented to customers is reclassified to rental equipment on the Consolidated Balance Sheets and is depreciated (see below).
Equipment inventory consists of equipment bought specifically for resale to customers. These new purchases are recorded directly to inventory when received. New equipment designated as inventory is not depreciated. New equipment inventory sold becomes a component of cost of new equipment sales on the Consolidated Statements of Operations. In our rental contracts with customers, we may place a new unit on rent, at which time the unit will be reclassified to rental equipment on the Consolidated Balance Sheets. The equipment will be depreciated upon being placed into service (see below).
Inventory consisted of the following as of December 31:

(in $000s)	2019	2018
Parts, tools and accessories inventory	$30,174	$11,229
Equipment inventory	2,827	206
Inventory	$33,001	$11,435

Property and Equipment
Property and equipment is comprised of construction in progress, building improvements, machinery and equipment, and office equipment, and is carried at cost, net of accumulated depreciation. Depreciation of building improvements, machinery and equipment and office equipment is provided using the straight-line method based on useful lives ranging from three years to 15 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Leasehold improvements are depreciated over the lesser of the improvement’s useful life or the remaining lease term. Depreciation expense related to non-rental property and equipment used in our rental operations was $0.9 million in 2019, and is classified within “cost of rental revenue” in our consolidated statement of operations (such amounts were $0.9 million and $0.8 million in 2018 and 2017, respectively).
We include rental equipment inventory received that is purchased for deployment in our rental fleet, in property and equipment (construction in progress) when received. Following the completion of a quality inspection of a rental equipment unit, we reclassify the unit to rental equipment (see below).
Rental Equipment
Rental equipment is comprised of the cost of the Company’s bucket trucks, digger derricks, line equipment, cranes, pressure diggers and underground equipment. The rental equipment we purchase is recorded at cost and depreciated over the estimated rentable life of the equipment using the straight-line method over a 7-year period to a 15% estimated residual value. Depreciation of rental equipment commences when a rental unit is placed into the rental fleet and becomes available to rent and the cost is depreciated whether or not the equipment is on rent. The Company re-evaluates the estimated rentable life as rental equipment is purchased, estimating the period that the asset will be held, considering such factors as historical rental activity and expectations of future rental activity. The Company re-evaluates the estimated residual values of the applicable rental equipment. The residual value of equipment is affected by factors that include equipment age and amount of usage. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These factors are considered when estimating future residual values and depreciation periods.
Expenditures for repair and maintenance that extend the useful life of the equipment and are necessary to keep an equipment unit in rentable condition are capitalized and depreciated over the estimated remaining useful life of the equipment, which is the period the repair and maintenance is expected to provide future economic benefit to the Company. When making repairs, the Company disposes of damaged and replaced components at their net carrying values. The cost of these disposed components is expensed as major repairs disposal expense in the Consolidated Statements of Operations. The cost of routine and recurring maintenance activities related to the rental fleet are charged to expense as incurred.
Rental equipment also includes the cost of parts, tools, and accessories that are rented to customers. The cost of these parts, tools and accessories is depreciated over a five-year estimated rentable life to no residual value. Depreciation of rented parts, tools and accessories commences when the asset is placed on rent with a customer.
Impairment of Long-Lived Assets, including Intangible Assets
We evaluate the carrying value of long-lived assets held for use, including rental equipment and definite-lived intangible assets, for impairment whenever an event or circumstance has occurred (such as a significant adverse change in the business climate, operating performance metrics, or legal factors) which suggests that the carrying value may not be recoverable. Impairment of a long-lived asset held for use (or relative asset group, if applicable) is measured when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using anticipated cash flows discounted at a rate commensurate with the risk involved. See Note 6, Goodwill and Other Intangible Assets, for additional information.
Other intangible assets consist of customer relationships, non-compete agreements and trade names. We amortize intangible assets with finite lives over the period the economic benefits are estimated to be consumed. Customer relationships are amortized using the straight-line method over their useful life, as we believe this method best matches the pattern of economic benefit. See Note 6, Goodwill and Other Intangible Assets, for additional information.
On September 27, 2019, we commenced closure of the Company’s rental equipment and sales operations in Mexico due to continued delays in contracts from the Mexican government. An impairment loss of $0.7 million was recorded to reduce the carrying amount of rental equipment to its fair value, which was determined based on a recent analysis of market activity (i.e., Level 3 fair value as defined in Note 7 herein) for the equipment at these operations. The Company also recorded a $0.2 million charge for the statutorily-required minimum benefits to be provided to employees due to their involuntary termination. These charges are included in Impairment loss and Selling, General, and Administrative expenses on our Consolidated Statements of Operations, respectively.
During the second half of 2017, we recorded an impairment of $0.6 million related to equipment acquired in the V&H acquisition. These units were mainly used in the coal and oil transfer sector which had low demand in 2016 causing an oversupply situation that significantly reduced the fair market value of work trucks such as grapples during this time period. This impairment was on a specific subset of equipment and was not reflective of a need to further impair the overall fleet.
Goodwill and Other Intangible Assets
We recognize goodwill when the purchase price of an acquired business exceeds the fair value of net assets acquired. Goodwill is not amortized for financial reporting purposes. Goodwill is impaired when its carrying value exceeds its implied fair value. We perform our goodwill impairment analysis annually on October 1 or more frequently if an event or circumstance (such as a significant adverse change in the business climate, operating performance metrics, or legal factors) indicates that an impairment may have occurred. For our analysis conducted as of October 1, 2019, 2018 and 2017 we tested for impairment by comparing the estimated fair values of our reporting units to their carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then there is an indication impairment may exist.
We estimate the fair value of our reporting units using an income approach based on the present value of estimated future cash flows. We believe this approach yields the most appropriate evidence of fair value. Determining the fair value of our reporting units is judgmental and involves the use of significant estimates and assumptions. We based our fair value estimates on assumptions that we believe are reasonable. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for our reporting units. See Note 6, Goodwill and Other Intangible Assets, for additional information.
Intangible assets with indefinite lives are not amortized but tested annually for impairment by comparing the carrying value of the asset to its fair value. We perform our impairment analysis on our intangible assets with indefinite lives annually on October 1 or more frequently if an event or circumstance indicates that an impairment loss may have occurred. See Note 6, Goodwill and Other Intangible Assets, for additional information.

Deferred Financing Costs
Direct costs incurred in connection with the issuance, and amendments thereto, of our debt are capitalized and amortized over the terms of the respective agreements using the effective interest method, or the straight-line method when not materially different than the effective interest method. Amortization of deferred financing costs was $2.9 million, $3.5 million, and $2.9 million for 2019, 2018, and 2017 respectively. The net carrying value of deferred financing costs are classified as a reduction to long-term debt in the Consolidated Balance Sheets (see Note 10). The amortization is included in interest expense on our Consolidated Statements of Operations.

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

The Company assesses at inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging transactions are effective in offsetting the changes in the cash flows of the hedged item. To the extent the derivative is deemed to be an effective hedge, the fair market value changes of the instrument are recorded to accumulated other comprehensive loss and subsequently reclassified into net loss when the hedged transaction affects earnings. Changes in the fair market value of derivatives not deemed to be an effective hedge are recorded in the Consolidated Statements of Operations in the period of change. If the hedging relationship ceases to be effective subsequent to inception, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument will be recorded in the Consolidated Statements of Operations.

Fair Value Measurements
Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets and liabilities. These inputs can be readily observable, market corroborated, or generally unobservable.
Fair Value Hierarchy - In measuring fair value, we use observable market data when available and minimize the use of unobservable inputs. Unobservable inputs may be required to value certain financial instruments due to complexities in contract terms. Inputs used in fair value measurements are categorized into three fair value hierarchy levels for disclosure purposes. The entire fair value measurement is categorized based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy are:
Level 1 - Inputs that reflect unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur with both sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 - Inputs that reflect quoted prices for similar assets and liabilities are available in active markets, and inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.
Level 3 - Inputs that are generally less observable or from unobservable sources in which there is little or no market data. These inputs may be used with internally developed methodologies that result in our best estimate of fair value.
Valuation Techniques - Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:
Market approach - Technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Income approach - Technique that converts future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing, and excess earnings models).

Cost approach - Technique that estimates the amount that would be required to replace the service capacity of an asset (i.e. replacement cost).
Assets and Liabilities with Recurring Fair Value Measurements - Certain assets and liabilities may be measured at fair value on an ongoing basis. We did not elect to apply the fair value option for recording financial assets and financial liabilities. Other than the interest rate collar, we do not have any assets or liabilities which we measure at fair value on a recurring basis.
Assets and Liabilities with Nonrecurring Fair Value Measurements - Certain assets and liabilities are not measured at fair value on an ongoing basis. These assets and liabilities, which include long-lived assets, goodwill, and intangible assets, are subject to fair value adjustment in certain circumstances. From time to time, the fair value is determined on these assets as part of related impairment tests. For certain assets and liabilities acquired in business combinations, we record the fair value as of the acquisition date. Refer to Note 4, Business Combinations, for the fair values of assets acquired and liabilities assumed in connection with our business combinations. Other than acquisition and impairment accounting adjustments, no adjustments to fair value or fair value measurements were required for non-financial assets and liabilities for all periods presented. See Note 6, Goodwill and Other Intangible Assets, and Note 7, Fair Value Measurements, for additional information.
Accrued Expenses
Accrued expenses consisted of the following as of December 31:

(in $000s)	2019	2018
Accrued interest	$20,629	$14,024
Accrued salaries, wages and benefits	4,164	3,143
Accrued sales taxes	1,444	1,724
Other	1,353	1,492
	$27,590	$20,383

Revenue Recognition
We recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 840, which addresses lease accounting, for which we will adopt an update to this standard using the full retrospective approach, as described herein. For the years ended December 31, 2019, 2018 and 2017, we recognized rental revenue in accordance with Topic 840 Leases, which is the lease accounting standard.
Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A “performance obligation” is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services. As reflected below, most of our revenue is accounted for under Topic 840. Our contracts with customers generally do not include multiple performance obligations. The table below presents our revenue types based on the accounting standard used to determine the accounting.

Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers as well as charges to customers for damaged equipment. Effective in 2019, $2.9 million of billings to customers for damages are classified in rental revenue, given that the amounts are directly related to the Company’s rental arrangements with its customers. Amounts for damages in comparable prior periods have been reclassified to rental revenue from parts sales and services ($3.2 million and $2.6 million for the years ended December 31, 2018 and 2017, respectively).
Additionally, sales of equipment, which are presented separately between sales of rental equipment and new equipment, were previously presented on a combined basis as “equipment sales”. For the years ended December 31, 2018 and 2017, sales of rental equipment were $26.0 million and $17.2 million respectively, and sales of new equipment were $18.3 million and $10.1 million, respectively.

Year Ended December 31, 2019
(in $000s)	Topic 840	Topic 606	Total
Rental:
Rental revenue	$189,161	$—	$189,161
Shipping and handling	—	8,835	8,835
Total rental revenue	189,161	8,835	197,996
Sales and services:
Sales of rental equipment	—	23,767	23,767
Sales of new equipment	—	10,308	10,308
Parts and services	—	31,964	31,964
Total sales and services	—	66,039	66,039
Total revenue	$189,161	$74,874	$264,035

Year Ended December 31, 2018
(in $000s)	Topic 840	Topic 606	Total
Rental:
Rental revenue	$177,032	$—	$177,032
Shipping and handling	—	7,531	7,531
Total rental revenue	177,032	7,531	184,563
Sales and services:
Sales of rental equipment	—	26,019	26,019
Sales of new equipment	—	18,349	18,349
Parts and services	—	17,366	17,366
Total sales and services	—	61,734	61,734
Total revenue	$177,032	$69,265	$246,297

Year Ended December 31, 2017
(in $000s)	Topic 840	Topic 606	Total
Rental:
Rental revenue	$153,786	$—	$153,786
Shipping and handling	—	7,102	7,102
Total rental revenue	153,786	7,102	160,888
Sales and services:
Sales of rental equipment	—	17,162	17,162
Sales of new equipment	—	10,093	10,093
Parts and services	—	15,624	15,624
Total sales and services	—	42,879	42,879
Total revenue	$153,786	$49,981	$203,767

Rental Revenue.    Our rental contracts are for various equipment, parts, tools, and accessories under 28 day or monthly agreements which include automatic renewal provisions. The majority of our rental payments are due upon receipt, with a majority that are billed at the end of each 28-day or monthly period. Revenue is recognized ratably over the rental agreement period and in accordance with Accounting Standards Codification 840, Leases (“Topic 840”). Unearned revenue is reported in our Deferred rent income line of our Consolidated Balance Sheets. We had deferred revenue of $2.3 million as of December 31, 2019 and $4.8 million as of December 31, 2018.
Equipment Sales.    We sell both new and used equipment. We do not discount or offer other pricing incentives or concessions. The contractual sales price for each individual product represents the standalone selling price. Our used equipment is of a sufficiently unique nature - based on the specifics of its age, usage, etc. - in that it does not have an observable standalone selling price. Equipment sales revenue is recognized when equipment is delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. Payment is usually due within 30 days subsequent to transfer of control of the asset. There are no rights of return or warranties offered on equipment sales.
Parts Sales and Services.    We sell parts, tools and accessories in addition to services. We record revenue on a point in time basis as parts and services are delivered. The amount of consideration we receive for parts is based upon a list price net of discounts and incentives, and the impact of such variable consideration is factored into the amount of revenue we recognize at any point in time. The amount of consideration received for service is based upon labor hours expended and parts utilized to perform and complete the necessary services for our customers. There are no rights of return or warranties offered on parts sales. Payment is usually due and collected within 30 days subsequent to delivery of parts or performance of service.
We record sales tax billed to customers and remitted to governmental authorities on a net basis and, consequently, these amounts are excluded from revenues and expenses. Sales taxes are recorded as accrued expenses when billed.
Shipping and Handling Costs
We classify shipping and handling fees billed to customers as rental revenues on our Consolidated Statements of Operations. We include the related shipping and handling costs in cost of rental and sales revenues, excluding depreciation, on our Consolidated Statements of Operations.
Advertising Costs
We promote our business through various industries media channels, and expense advertising costs as incurred.
Licensing and Titling Expenses
The costs of licensing related to our vehicles, including rental equipment, is recorded in Prepaid expenses and other assets on our Consolidated Balance Sheets. The licensing cost is recognized as licensing and titling expense over the license period. Costs for titling our vehicles, including rental equipment, is expensed as incurred.
Share-Based Compensation
The fair value of equity-classified awards is determined at the grant date using techniques appropriate for the awards, including Monte Carlo simulation model, which we use to determine compensation expense over the service period. The fair value of liability-classified awards is determined at the grant date and is remeasured at the end of each reporting period through the date of settlement and adjusted through compensation expense. We recognize compensation expense for our share-based payments over the requisite service period for the entire award. See Note 13, Share-Based Compensation, for additional information.
Income Taxes
We utilize the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial accounting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more-likely-than-not to be realized in future periods. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The effect on net deferred tax assets and liabilities resulting from a change in tax rates is recognized as income or expense in the period that the change in tax rates is enacted.
We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of the deferred income tax expense or benefit associated with certain deferred tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income. With the exception of net operating loss carryforwards (“NOLs”), we are no longer subject to federal, state, local, and foreign income tax examinations by tax authorities for years ending on or prior to December 31, 2016.
We recognize uncertain income tax positions if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Our determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet recognition and measurement standards. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Statements of Operations. As of December 31, 2019 and 2018, our uncertain income tax positions, unrecognized tax benefits, and accrued interest were not material.

Acquisition Accounting

We have made acquisitions in the past and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. Rental equipment is valued utilizing either a cost, market or income approach, or a combination of certain of these methods, depending on the asset being valued and the availability of market or income data. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.

Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income (loss) in periods subsequent to the acquisition because of depreciation and amortization, and in certain instances through impairment charges if the asset becomes impaired in the future. As discussed above, we regularly review long-lived assets for impairments.

When we make an acquisition, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the carrying values on the acquired entities’ balance sheets.

Recently Issued Accounting Pronouncements

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. Accordingly, we have elected to comply with certain reduced public company reporting requirements related to effective dates for the adoption of newly issued standards issued by the Financial Accounting Standards Board (the “FASB”). An emerging growth company is permitted to apply the effective dates applicable to non-public entities, which generally are delayed in comparison to public entities that are non-emerging growth entities.
Leases
The FASB’s new guidance to account for leases (“Topic 842”) by entities that are lessees, requires (1) recognition of lease assets and lease liabilities on the balance sheet and (2) disclosure of key information about leasing arrangements. Topic 842 provides two classifications for leases: financing or operating.
Finance leases - The accounting and recognition for leases qualifying as finance leases is similar to the accounting and recognition required under ASC Topic 840, Leases (“Topic 840”), for capital leases. As of December 31, 2019, we have capital lease obligations of approximately $28.1 million. When we make our contractually required payments under the capital leases, we allocate a portion to reduce the capital lease obligation and a portion is recognized as interest expense. The assets leased under the capital leases are included in rental equipment, and depreciation thereon is recognized in cost of rental revenue.
Operating leases - Under Topic 842, operating leases result in the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Under Topic 842, operating lease ROU assets and liabilities are recognized at the lease commencement date and measured based on the present value of lease payments over the lease term. The operating lease ROU assets will also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease that we are reasonably certain to exercise. Lease expense under Topic 842 will be recognized on a straight-line basis over the lease term. Upon adoption of Topic

842, we expect to recognize operating lease ROU assets and lease liabilities that reflect the present value of these future payments, which we currently estimate to be in the range of $8.0 million to $10.0 million.
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
Derivatives
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815),” which includes changes to its accounting guidance for derivatives and hedging, which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Some changes resulting from this new guidance include the elimination of the concept of recognizing periodic hedge ineffectiveness for cash flow hedges, changes to the recognition and presentation of changes in the fair value of the hedging instrument, enhancement of the ability to use the critical-terms-match method for the cash flow hedge of groups of forecasted transactions when the timing of the hedged transactions does not perfectly match the hedging instrument’s maturity date, and the addition of new disclosure requirements and amendments to existing ones. This new guidance is effective for us as of January 1, 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Measurement of Current Expected Credit Losses

In June 2016, the FASB issued ASU 2016-13 to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings (deficit) in the period of adoption. For emerging growth companies electing the modified transition dates of non-public entities, this ASU is effective for fiscal years beginning after December 15, 2022.We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350),” intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of a reporting unit’s goodwill (as if purchase accounting were performed on the testing date) to the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the expected impact on our financial statements.

Note 3: Segments
We operate and have two reportable business segments, Equipment Rental and Sales (“ERS”) and Parts, Tools and Accessories (“PTA”). ERS provides rental solutions to utilities and contractors serving multiple infrastructure end-markets, including electric T&D, telecom, rail, lighting and signage. We rent and sell specialized equipment to utilities and utility contractors that build and maintain critical T&D infrastructure. Utilizing our national platform and rental fleet, we expanded our focus on equipment rental to the telecom, rail, lighting and signage end-markets. The majority of our existing equipment can be used across multiple end-markets and many of our customers operate in multiple end-markets. We rent and sell a broad range of new and used equipment including bucket trucks, digger derricks, line equipment, cranes, pressure diggers, rail mounted equipment and underground equipment. Our PTA segment offers customers sale and rental solutions for parts, tools and accessories to complement our specialty equipment line.
Our reportable segments align with the information our chief operating decision maker (“CODM”) receives on a regular basis to evaluate the performance of the business and to allocate resources. The accounting principles applied at the operating segment level in determining gross profit are generally the same as those applied at the consolidated financial statement level. There are no inter-segment revenues, and cost allocations to operating segment cost of revenue are minimal; that is, revenue, cost of equipment and parts sold or rented, depreciation of rental equipment and gross profit are directly attributed to each of the operating segments. The following tables present our financial information by segment:

Year Ended December 31, 2019
(in $000s)	ERS	PTA	Total

Rental revenue(1)	$182,720	$15,276	$197,996
Sales of rental equipment	23,767	—	23,767
Sales of new equipment	10,308	—	10,308
Parts sales and services	—	31,964	31,964
Total revenue	216,795	47,240	264,035
Cost of revenue	76,573	30,346	106,919
Depreciation of rental equipment	66,228	4,340	70,568
Gross profit	$73,994	$12,554	$86,548

Year Ended December 31, 2018
(in $000s)	ERS	PTA	Total

Rental revenue(1)(2)	$173,267	$11,296	$184,563
Sales of rental equipment	26,019	—	26,019
Sales of new equipment	18,349	—	18,349
Parts sales and services	—	17,366	17,366
Total revenue	217,635	28,662	246,297
Cost of revenue	84,509	16,077	100,586
Depreciation of rental equipment	60,436	3,657	64,093
Gross profit	$72,690	$8,928	$81,618

Year Ended December 31, 2017
(in $000s)	ERS	PTA	Total

Rental revenue(1)(2)	$152,993	$7,895	$160,888
Sales of rental equipment	17,162	—	17,162
Sales of new equipment	10,093	—	10,093
Parts sales and services	—	15,624	15,624
Total revenue	180,248	23,519	203,767
Cost of revenue	69,463	14,686	84,149
Depreciation of rental equipment	58,878	2,995	61,873
Gross profit	$51,907	$5,838	$57,745

(1) As discussed in Note 2, Summary of Significant Accounting Policies, rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers as well as charges to customers for damaged equipment. Effective in 2019, $2.9 million of billings to customers for damages are classified in rental revenue, given that the amounts are directly related to the Company’s rental arrangements with its customers. Amounts for damages in comparable prior periods have been reclassified to rental revenue from parts sales and services ($3.2 million and $2.6 million for the years ended December 31, 2018 and 2017, respectively).
(2) Amounts for equipment rental revenue of $0.5 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively, previously reported in the PTA segment as rental revenue have been reclassified to the ERS segment to align the reportable segment information to the information our CODM began receiving on a regular basis in 2019.
Total assets by segment are not disclosed herein because asset by operating segment data is not reviewed by the CODM as the basis to assess performance and allocate resources. Goodwill related to our ERS segment and PTA segment was $229.4 million and $8.8 million, respectively, as of December 31, 2019 and $223.4 million and $5.3 million as of December 31, 2018.
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of segment gross profit to consolidated loss before income taxes:

	Year Ended December 31,
(in $000s)	2019	2018	2017

Gross profit	$86,548	$81,618	$57,745
Selling, general and administrative expenses	34,667	32,718	27,555
Licensing and titling expenses	2,617	2,241	2,250
Amortization and non-rental depreciation	3,122	3,045	2,856
Transaction expenses	7,641	440	202
Asset impairment	657	—	610
Other operating expenses	1,826	10	784
Other (income) expense	1,690	287	366
Loss on extinguishment of debt	4,005	—	—
Interest expense, net	63,361	56,698	53,710
Loss before income taxes	$(33,038)	$(13,821)	$(30,588)

We are positioned to serve all 50 U.S. states and 13 Canadian provinces and territories using our network of locations in North America. The following tables present revenue by country and total assets by country:

	Year Ended December 31,
(in $000s)	2019	2018	2017

Revenue:
United States	$257,297	$237,815	$193,600
Canada	5,705	6,297	8,583
Mexico(1)	1,033	2,185	1,584
	$264,035	$246,297	$203,767
(1) On September 27, 2019, the Company began commencing activities for the closure of its Mexican operations, which is part of the ERS segment. For the years ended December 31, 2019, 2018, and 2017, Mexico generated a loss before income taxes of $4.3 million $1.9 million and $1.7 million, respectively. The year ended December 31, 2019 included an impairment loss of $0.7 million and a charge for statutorily required termination benefits of $0.2 million (see Note 2).

	December 31,
(in $000s)	2019	2018

Assets:
United States	$802,516	$669,942
Canada	8,152	11,923
Mexico	4,616	9,691
	$815,284	$691,556

One customer served by both the ERS and the PTA segment generated 10.6% of our total revenue in 2018 with no customer over 10% in 2019 or 2017.
Note 4: Business Combinations
2019 Acquisition. On September 20, 2019, we entered into a stock purchase agreement with Truck Utilities, Inc. (“Truck Utilities”). Truck Utilities is a specialty rentals, parts, tools and accessories sales, service, equipment sales and truck upfitting company serving the electric transmission, distribution, telecom, and other regional end-markets. The consummation of the acquisition remained pending for the completion of customary pre-closing activities, which activities concluded on November 4, 2019. Accordingly, on November 4, 2019, we closed on the acquisition for a purchase price of approximately $47.7 million (which includes cash acquired of $3.1 million), prior to certain capital expenditure adjustments of approximately $3.8 million. Truck Utilities’ rentals, equipment sales and truck upfitting operations was added to our ERS segment, while its parts, tools and accessories sales and service was added to our PTA segment. The transaction was financed by drawing on the 2019 Credit Facility (see Note 10). Truck Utilities reported revenue of $8.5 million and pretax income of $0.1 million during the period from November 5, 2019 to December 31, 2019.

As of the date of this report, we were in the preliminary phases of preparing the valuation of the assets acquired and liabilities assumed. Accordingly, the purchase price allocation for this acquisition presented below is preliminary. Completion of the purchase price allocation will encompass the finalization of valuations for acquisition-date working capital, intangible assets, property and equipment, as well as completion of acquisition-related income tax assessments. We have estimated the fair values of the assets acquired and liabilities assumed using the information that was available. Upon completion of the valuation process, amounts recognized could change resulting in additional expenses recognized for depreciation and amortization of long-lived assets in future periods.
2018 Acquisition.    On July 2, 2018, Nesco acquired 100% of the common stock of N&L Line Equipment (“N&L”) for $5.0 million. N&L manufactures hot line tools and is a distributor for lineman’s equipment and supplies in the utility industry. In addition to distributing for a wide variety of manufacturers, N&L also has the capability to test, repair, and certify most of the equipment that is sold.N&L’s products will be sold through our existing distribution channels and N&L was added to our PTA segment. The acquisition was settled with $1.6 million cash consideration and the issuance of $3.5 million, 5% interest, five-year unsecured promissory notes to two former owners on July 2, 2018. N&L reported revenues of $2.1 million and $0.4 million pretax income during the July 2, 2018 to December 31, 2018 period.
2017 Acquisition.    On October 6, 2017, Nesco acquired assets of Bethea Tool & Equipment. Assets acquired consisted of the strategic stringing block inventory and rights to the supply chain from Bethea (“Acquiree” or “Bethea”) for $6.0 million. The Bethea tradename is recognized in the industry as the premier brand of stringing blocks for both their quality and innovative design. The acquisition expanded our rental offering in high demand stringing blocks and secures a Chinese foundry supply chain. Bethea was added to our PTA segment. The acquisition was funded through the establishment of a $2.3 million accounts payable and the issuance of a $3.7 million note payable. The acquisition note payable is required to be paid with a $1.0 million lump sum payment due 90 days after October 6, 2017, followed by quarterly installment payments of $0.2 million through December 2021 subject to 5% interest. Bethea reported revenues of $0.7 million and $0.2 million pretax income during the October 6, 2017 to December 31, 2017 period.
We accounted for the acquisitions using the acquisition method of accounting. The purchase price has been allocated to the fair value of the tangible and identifiable intangible assets acquired as determined by management with the assistance of independent third parties. The results of operations of Truck Utilities, N&L and Bethea, have been included with the Company’s results since the dates of each acquisition. Transaction costs associated with the acquisitions were expensed as incurred.
The fair value (2019, provisional) of the assets acquired and liabilities assumed as of the acquisition dates were as follows:

	2019	2018	2017
	Truck Utilities	N&L	Bethea
(in $000s)	(November 4, 2019)	(July 2, 2018)	(October 6, 2017)
Cash	$3,094	$69	$—
Accounts receivable	3,029	559	—
Inventory	4,687	270	654
Other current assets	155	—	—
Property and equipment	78	474	—
Rental equipment	38,738	1,056	—
Customer relationships	2,820	1,610	450
Trademarks	—	530	500
Non-competition agreements	—	90	290
Total identifiable assets acquired	52,601	4,658	1,894

Accounts payable and other liabilities	(10,562)	(378)	—
Note payable	—	(504)	—
Total liabilities assumed	(10,562)	(882)	—
Goodwill	9,481	1,189	4,073
Total consideration	$51,520	$4,965	$5,967

The preliminary values of intangible assets and goodwill related to the acquisition of Truck Utilities consists largely of the synergies and economies of scale provided by the acquired rental equipment portion of the business, as well as additional service center locations in the central Midwestern region of the United States. Goodwill was preliminarily allocated to the ERS and PTA reporting unit in the amount of $6.0 million and $3.5 million, respectively.
Intangible assets of $2.2 million and goodwill of $1.2 million arising from the N&L acquisition consists largely of the synergies and economies of scale expected from expanding to meet high demand for hot line tools and lineman’s supplies in the utility industry. Goodwill of $4.1 million arising from the Bethea acquisition consists largely of the synergies and economies of scale expected from expanding our high demand stringing block offering and securing the supply chain. None of the goodwill recognized is expected to be deductible for income tax purposes.

Unaudited Pro forma Information.    The operating results of these acquisitions have been reflected in the Company’s consolidated financial statements since the dates of each acquisition. The following unaudited pro forma information is presented for comparison purposes as if the Truck Utilities acquisition was completed as of January 1, 2018 (pro forma information related to N&L and Bethea are not material to the Company’s consolidated results):

(in $000s)	2019	2018
Total revenue	$301,450	$291,141
Net loss	(24,576)	(14,875)
Basic and diluted net loss per share	(0.74)	(0.69)

Note 5: Rental and Property and Equipment
Rental and property and equipment consisted of the following:

(in $000s)	2019	2018
Rental equipment	$658,564	$541,529
Less: accumulated depreciation	(275,144)	(220,807)
Rental equipment, net	$383,420	$320,722

(in $000s)	2019	2018
Property and equipment	$10,082	$5,882
Less: accumulated depreciation	(7,168)	(3,766)
Construction in progress	3,647	647
Property and equipment, net	$6,561	$2,763

Depreciation expense related to our rental equipment was $70.6 million, $64.1 million and $61.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
We recorded a major repair disposal expense of $2.2 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively, related to units needing major repairs.
On September 27, 2019, we commenced closure of the Company’s rental equipment operations in Mexico due to continued delays in contracts from the Mexican government. An impairment loss of $0.7 million was recorded to reduce the carrying amount of rental equipment to its fair value, which was determined based on a recent analysis of market activity (i.e., Level 3 fair value as defined in Note 7, Fair Value Measurements herein) for the equipment at these operations. The Company also recorded a $0.2 million charge for the statutorily-required minimum benefits to be provided to employees due to their involuntary termination. These charges are included in Impairment loss and Selling, General, and Administrative expenses on the Consolidated Statements of Operations, respectively.
Note 6: Goodwill and Other Intangible Assets
Annual goodwill impairment testing and Nesco trade name and customer relationships impairment testing are performed in the fourth quarter of each year; unless events or circumstances indicate earlier impairment testing is required. No goodwill or intangibles impairment loss was recognized in the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, 2018 and 2017, cumulative goodwill, trade names and customer relationships impairment losses were $190.7 million, $9.9 million and $114.4 million, respectively.
As of December 31, 2019, and 2018, the balances of goodwill and intangible assets were as follows:

(in $000s)	Amortization Period	Gross Amount	Accumulated Amortization	Net Intangible Assets
December 31, 2019
Goodwill		$238,195	$—	$238,195
Other intangible assets, net:
Nesco trade name	Indefinite	28,000	—	28,000
Trade names	15 years	1,030	(128)	902
Non-compete agreements	3 years	380	(245)	135
Customer relationships	15-20 years	52,880	(11,365)	41,515
Total other intangible assets, net		82,290	(11,738)	70,552
Goodwill and other intangible assets, net		$320,485	$(11,738)	$308,747

(in $000s)	Amortization Period	Gross Amount	Accumulated Amortization	Net Intangible Assets
December 31, 2018
Goodwill		$228,714	$—	$228,714
Other intangible assets, net:
Nesco trade name	Indefinite	28,000	—	28,000
Trade names	15 years	1,030	(59)	971
Non-compete agreements	3 years	380	(130)	250
Customer relationships	15-20 years	50,060	(8,541)	41,519
Total other intangible assets, net		79,470	(8,730)	70,740
Goodwill and other intangible assets, net		$308,184	$(8,730)	$299,454

Our amortization expense on intangibles was $3.0 million, $2.8 million, and $2.6 million for 2019, 2018, and 2017 respectively.
As of December 31, 2019, our estimated amortization expense for other intangible assets for each of the next five years and thereafter is estimated to be as follows:

(in $000s)
2020	$3,060
2021	2,988
2022	2,988
2023	2,979
2024	188
Thereafter	30,349
Total	$42,552

Note 7: Fair Value Measurements
FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

•	Level 1 - Unadjusted quoted prices for identical assets and liabilities in active markets;

•	Level 2 - Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable for the asset or liability, either directly or indirectly; and

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

		Fair Value
(in $000s)	Carrying Value	Level 1	Level 2	Level 3
2019
2019 Credit Facility	$250,000	$—	$250,000	$—
Senior Secured Notes due 2024	475,000	—	494,000	—
Notes Payable	3,525	—	3,650	—
Derivative	1,709	—	1,709	—

2018
Revolving Credit Facility	$209,000	$—	$209,000	$—
Tranche B Revolving Credit Commitments	25,000	—	25,000	—
Senior Secured Second Lien Notes due 2021	525,000	—	443,625	—
Notes Payable	5,952	—	6,221	—
Derivative	396	—	396	—

Note 8: Financial Instruments

In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest rate exposure. These financial instruments are not used for trading or speculative purposes.
The fair values of derivative instruments included within the Consolidated Balance Sheets were as follows:

		(Asset) / Liability Derivatives
(in $000s)	Balance Sheet Caption	2019	2018
Derivative instruments:
Interest rate collar	Other liabilities	$1,709	$396
Total derivative instruments		$1,709	$396

Derivatives Instruments Designated as Hedges
We entered into an interest rate collar on December 4, 2018, to hedge the interest rate risk associated with our previous revolving credit facility, which was repaid on the date of the Merger. The interest rate collar was designated as a cash flow hedge and had a term extending to September 30, 2020. In contemplation of the Transactions, on July 17, 2019, we terminated the interest rate collar, which resulted in the hedge becoming undesignated. Accordingly, $0.8 million (net of income taxes of $0.3 million) was reclassified from accumulated other comprehensive loss to Other income (expense) net, in our Consolidated Statements of Operations during the year ended December 31, 2019.
The Company recorded in its Consolidated Statements of Operations and Consolidated Balance Sheets the following amounts related to its derivative instruments designated as hedges for the year ended December 31, 2019.

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss		Location of Gain (Loss) Recognized in Net Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss and Recognized in Net Loss
(in $000s)
Type of Derivative	2019	2018		2019	2018
Interest rate collar	$—	$(396)	Other (income) expense	$(784)	$—

Derivatives Not Designated as Hedges

Interest Rate Collar

On July 17, 2019, we entered into an interest rate collar agreement to mitigate the risk of changes in the interest rate paid during the contract period for $170.0 million of the Company’s variable rate loans under the 2019 Credit Facility. Under the terms of the interest rate collar, we are required to pay the counterparty to the agreement an amount equal to the difference between a monthly LIBOR-based interest rate and a defined interest rate floor; conversely, we are entitled to receive from the counterparty an amount equal to the excess of a LIBOR-based interest rate and a defined interest rate cap. The required payments due to or due from the counterparty are calculated by applying the interest rate differential to the notional amount ($170.0 million) and are determined monthly through July 31, 2024. The interest rate collar expires in July 2024 and has not been designated as a cash flow hedge. Consequently, the change in fair value of the interest rate collar ($1.7 million in the year ended December 31, 2019) is recognized in our Consolidated Statements of Operations.

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

Note 9: Commitments and Contingencies
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
Purchase Commitments
We enter into purchase agreements with manufacturers and suppliers of equipment for our rental fleet and inventory. The majority of these agreements are cancellable within a specified notification period to the supplier. As of December 31, 2019, we had purchase commitments of $6.8 million related to these purchases. These items are scheduled for delivery in 2020.
Operating Leases
We lease certain facilities under various operating leases. Our lease agreements include customary renewal options and base rental escalation clauses, for which the related rent expense is accounted for on a straight-line basis during the terms of the respective leases. Additionally, certain leases may require us to pay maintenance, insurance, taxes, and other expenses in addition to the stated rental payments. Rent expense included in cost of rental revenue excluding depreciation was $1.9 million for 2019, $1.5 million for 2018 and $1.3 million in 2017. Rent expense included in selling, general, and administrative expenses was $0.4 million in 2019, $0.3 million in 2018 and $0.3 million in 2017.
We lease certain fleet equipment under a master lease agreement. Our lease agreement is for a five year period at the end of which we can return or purchase the equipment, or extend the life of the lease. Related rent expense is accounted for on a straight-line basis during the term of the lease. The equipment lease requires us to pay maintenance, insurance, taxes, and other expenses in addition to the stated rental payments. Rent expense included in cost of rental revenue excluding depreciation for 2019, 2018 and 2017 was $2.2 million, $5.0 million, and $2.6 million, respectively.
As of December 31, 2019, minimum lease payments for each of the next five years and thereafter were as follows:

(in $000s)
2020	$2,707
2021	2,583
2022	1,919
2023	1,461
2024	856
Thereafter	—
Total	$9,526

Note 10: Debt

Debt obligations and associated interest rates consisted of the following as of December 31:

(in $000s)	2019	2018	2019	2018
2019 Credit Facility	$250,000	$—	4.2%
Senior Secured Notes due 2024	475,000	—	10.0%
Revolving Credit Facility (1)	—	209,000		5.2%
Tranche B Revolving Credit Commitments (1)	—	25,000		9.5%
Senior Secured Notes due 2021 (1)	—	525,000		6.9%
Notes Payable	3,525	5,952
Total debt outstanding	728,525	764,952
Deferred finance fees	(14,222)	(5,549)
Net debt	714,303	759,403
Less current maturities	(1,280)	(2,531)
Long-term debt	$713,023	$756,872
(1) Repaid on July 31, 2019

On July 31, 2019, the amounts outstanding under the Revolving Credit Facility, Tranche B Revolving Credit Commitments, and Senior Secured Second Lien Notes due 2021 were extinguished. In connection with the extinguishment, unamortized deferred financing fees were written-off. The loss on extinguishment of debt aggregated $4.0 million.
2019 Credit Facility
On July 31, 2019, the Company entered into a secured asset based loan agreement (“2019 Credit Facility”), consisting of a $350.0 million first lien senior secured asset based revolving credit facility with a maturity of five years, which includes borrowing capacity available for letters of credit and borrowings on same-day notice. At December 31, 2019, the Company had $1.8 million of letters of credit outstanding.
The Company incurred $4.8 million in connection with the closing of the 2019 Credit Facility. This amount has been recorded as a reduction to the carrying value in the Consolidated Balance Sheets and will be amortized over the term of the 2019 Credit Facility.

Borrowings under the 2019 Credit Facility are limited to certain borrowing base calculations that vary with eligible accounts receivable, inventory, and eligible rental equipment. As of December 31, 2019, there was $96.9 million in borrowing availability under the 2019 Credit Facility.

The interest rate per annum applicable to loans under the 2019 Credit Facility is, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate (which, at the Company’s option is available for a one-, two-, three-, or six- month interest period, or a twelve-month or period of less than one month if available from all relevant affected lenders) in each case, plus an applicable margin (such applicable margin to vary with the amount outstanding under the 2019 Credit Facility). The alternate base rate will be the greater of (i) the prime commercial lending rate published by The Wall Street Journal, (ii) the Federal Funds Effective Rate, plus 0.50%, (iii) the adjusted LIBOR rate for an interest period of one month plus 1.00% and (iv) 1.00%. The adjusted LIBOR rate will be the London interbank offered rate for eurodollar deposits for a period equal to the applicable interest period on the Reuters Screen LIBOR01 or LIBOR02 Page, as applicable, adjusted for statutory reserve requirements for eurocurrency liabilities and in no event, shall the adjusted LIBOR Rate be less than 0.00%. The ability to draw under the 2019 Credit Facility or issue letters of credit thereunder will be conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in in the 2019 Credit Facility agreement and the absence of any default or event of default under the 2019 Credit Facility.

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

All obligations under the 2019 Credit Facility are unconditionally guaranteed by each of the Company’s existing and future direct and indirect wholly owned domestic restricted subsidiaries (the “2019 Credit Facility Guarantors”), in each case subject to certain exceptions and permitted liens. All obligations under the 2019 Credit Facility and the guarantees of those obligations (as well as any interest-hedging or other swap agreements and cash management arrangements with the lenders and/or their affiliates under the 2019 Credit Facility) are secured by (subject to certain exceptions): (i) a first priority pledge by the Company of all of the equity interests of restricted subsidiaries directly owned by the Company and the 2019 Credit Facility Guarantors (limited to 65% of voting capital stock in the case of foreign subsidiaries owned directly by a U.S. subsidiary and subject to certain other exceptions) and subject to certain exceptions in the case of non-wholly owned subsidiaries and (ii) a first priority security interest in substantially all of the Company’s present and after-acquired assets, as well as those of each of the 2019 Credit Facility Guarantors, all of the Company’s proceeds and the proceeds of the 2019 Credit Facility Guarantors and all intercompany indebtedness owed to the Company and the 2019 Credit Facility Guarantors.

The 2019 Credit Facility is subject to covenants that, among other things, limit the Company’s ability and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends to the Company; create liens; transfer or sell assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate subsidiaries as unrestricted subsidiaries. In addition, the 2019 Credit Facility will require the Company to comply with a financial maintenance covenant requiring the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00; provided that this covenant shall only be tested if availability under the 2019 Credit Facility is less than the greater of (i) 10% of the Line Cap and (ii) $30 million and shall be tested until availability is no longer less than such amounts for 20 consecutive calendar days.

On March 10, 2020, we entered into an agreement (the “Incremental Agreement”) amending the 2019 Credit Facility. The Incremental Agreement amends the syndicate of banks for a new participant that increased the maximum amount of the facility by $35.0 million to a total of $385.0 million.

Senior Secured Notes due 2024
In connection with the closing of the Transactions, on July 31, 2019 we completed a private offering for Senior Secured Second Lien Notes due 2024 (the “Senior Secured Notes”) issued by Capitol Investment Merger Sub 2, LLC, our wholly owned and indirect subsidiary (the “Issuer”). The aggregate principal amount of the Senior Secured Notes was $475.0 million. The Senior Secured Notes bear interest at a rate of 10.0% per annum payable semi-annually, in cash in arrears, on February 1 and August 1 of each year, commencing on February 1, 2020. The Senior Secured Notes do not have registration rights.

A summary of the key provisions are as follows:
Guarantors - The Senior Secured Notes are guaranteed (the “Guarantees”) by Capitol Intermediate Holdings, LLC, our wholly owned subsidiary (“Holdings”) and the wholly owned domestic subsidiaries of the Issuer (together, “Guarantors”) that guarantee obligations under the 2019 Credit Facility or any future debt of Nesco or any other Guarantors.
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
Covenants - The Senior Secured Notes contain various restrictive covenants.
Notes Payable
Notes payable relates to debt obligations incurred by the Company in connection with businesses acquired in 2017 and 2018 (see Note 4, Business Combinations). These notes require the Company to make quarterly ($0.2 million) and annual ($0.5 million) principal payments, plus interest accrued at a 5% annual rate. These notes have maturities through December 2022.
Capital Leases
We enter into master lease agreements to lease certain fleet equipment. Our lease agreements are typically for a five year period at the end of which we can return or purchase the equipment, or extend the life of the lease, depending on the agreement. The carrying value of rental equipment under capital lease as of December 31, 2019 and 2018 was $27.3 million and $33.3 million, respectively. The equipment leases require us to pay maintenance, insurance, taxes, and other expenses in addition to the stated rental payments. Accumulated depreciation for fleet under capital lease as of December 31, 2019 was $15.2 million, and $9.3 million as of December 31, 2018.
As of December 31, 2019, future payments under capital lease obligations are as follows:

(in $000s)	Capital Leases
2020	$9,376
2021	18,753
2022	4,451
2023	2,567
2024	—
Thereafter	—
Total	35,147
Less amounts representing interest	(7,065)
$28,082

Loan Covenants and Compliance
As of December 31, 2019, we believe we were in compliance with all of the covenants and other provisions of the 2019 Credit Facility and the indenture governing the Senior Secured Notes disclosed above. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The financial maintenance covenants include a borrowing base availability, fixed charge coverage ratio, funded indebtedness limit, and capital expenditure caps.

Debt Maturities
As of December 31, 2019, the principal payments of debt outstanding over the next five years and thereafter were as follows:

(in $000s)	Notes Payable	Long-Term Debt
2020	$1,234	$—
2021	1,234	—
2022	529	—
2023	528	—
2024	—	725,000
Thereafter	—	—
Total	3,525	725,000
Less unamortized discount and issuance costs	—	(14,222)
	$3,525	$710,778

Note 11: Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019 and December 31, 2018, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 250,000,000 shares of Common Stock with a par value of $0.0001 per share.
The sponsors of Capitol agreed to sale restrictions on 3,148,202 of the shares of common stock issued to them in exchange for their Class B ordinary shares of Capitol upon consummation of the Transactions. The parties agreed to a restriction on transfers of their respective shares of Nesco for a period of time, subject to certain permitted transfers.

Concurrently with the Merger, and in a private placement, Nesco Owner and its affiliates purchased 4,500,000 newly-issued shares of common stock at a price of $10.00 per share in exchange for a combination of cash and full repayment of the Company’s Tranche B Revolving Credit Commitments, and Capitol Sponsors purchased in aggregate 1,000,000 newly-issued shares of common stock at a price of $10.00 per share, paid in cash.

Warrants

There are outstanding warrants to purchase 20,949,980 shares of our common stock. As part of the Transactions, Nesco Owner and certain members of Nesco’s management received warrants to purchase 2,500,000 shares of our common stock (such warrants, together with warrants held by the Capitol Sponsor, the “Non-Public Warrants”). On the date of the Transactions, each warrant had a fair value of $1.04.

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

Note 12: Earnings per Share
The Transactions were accounted for as a reverse recapitalization. Earnings per share has been recast to reflect the Company’s capital structure for all comparative periods.
Diluted net income (loss) per share includes the effects of potentially dilutive shares of common stock. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation, all of which have been excluded from the calculation of diluted net income (loss) per share because earnings are at a net loss and therefore, the potentially dilutive effect would be anti-dilutive. The number of potentially dilutive shares that have been excluded from the calculation of diluted net income (loss) per share aggregated 26,571,778.
The following table sets forth the computation of basic and dilutive loss per share:

	Year Ended December 31,
(in $000s)	2019	2018	2017
Net loss	$(27,052)	$(15,526)	$(27,095)
Weighted-average basic and diluted shares outstanding:
Shares issued in reverse capitalization	21,660,638	21,660,638	21,660,638
Shares outstanding post-recapitalization	49,033,903	—	—
Weighted-average basic and diluted shares outstanding	33,066,165	21,660,638	21,660,638
Basic and diluted net loss per share	$(0.82)	$(0.72)	$(1.25)

Note 13: Share-Based Compensation

During the second quarter ended June 30, 2019, the Company approved the 2019 Omnibus Incentive Plan (“the Plan”), which authorized up to 3,150,000 shares of common stock of Nesco Holdings, Inc. for issuance in accordance with the plan’s terms, subject to certain adjustments. The purpose of the Plan is to provide the Company’s and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity‑based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash based awards. At December 31, 2019, there were 1,636,666 shares in the share reserve still available for issuance.

Prior to the completion of the Transactions, Holdings I had awards issued to certain employees comprised of phantom shares and profits interests in Nesco Owner. Substantially all of these awards were canceled on July 31, 2019.

The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and deferred compensation.

Compensation Expense

Share-based compensation expense was $1.0 million for the year ended December 31, 2019 and $1.1 million for each of the years ended December 31, 2018 and 2017, and is included in selling, general, and administrative expenses within the consolidated statements of operations.

Stock Options / RSUs

Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the year ended December 31, 2019 were as follows:

	2019
	Number granted	Weighted-average fair value per award
Stock options	1,513,334	$3.14
RSUs	656,666	$6.98

The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period.

The average fair value of the stock options granted is determined using the Black-Scholes and binomial lattice option-pricing models. The following assumptions were used during the year ended December 31, 2019:

2019
Dividend yield	0.00%
Volatility	47.00%
Risk-free rate of return	1.58%
Expected life, in years	6

Expected volatility is based on the weighted-average combination of the Company’s historic volatility and of the implied volatility of a group of the Company’s peers. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The expected life of the Company’s stock option awards is derived from the simplified approach based on the weighted-average time to vest and the remaining contractual term and represents the period of time that awards are expected to be outstanding.

Note 14: Income Tax
The provision for income tax expense (benefit), including the amount of domestic and foreign loss before taxes, is as follows:

(in $000s)	2019	2018	2017
Components of loss before tax:
Domestic	$(30,046)	$(12,454)	$(29,211)
Foreign	(2,992)	(1,367)	(1,377)
Total loss before tax	(33,038)	(13,821)	(30,588)

Current tax expense:
Federal	—	—	—
Foreign	483	514	766
State	392	95	98
Total current tax expense	875	609	864

Deferred tax expense (benefit):
Federal	852	852	(4,843)
Foreign	—	—	—
State	244	244	486
Total deferred tax expense	1,096	1,096	(4,357)

Valuation allowance	(7,957)	—	—

Total tax expense (benefit)	$(5,986)	$1,705	$(3,493)

We are subject to taxation in all jurisdictions in which we operate within the United States, Canada, and Mexico. Total income tax was a benefit of $6.0 million, an expense of $1.7 million and a benefit of $3.5 million for the years ended December 31, 2019, 2018 and 2017. The provision for income taxes in 2019 was a benefit, as compared to tax expense in 2018, which is the result a reduction to our valuation allowance recorded against our deferred tax assets. Our acquisition of Truck Utilities provides us with additional future taxable income related to rental equipment depreciation that will allow us to utilize a portion of our federal and state income tax loss carryforwards (“NOLs”).
Due to our valuation allowance on our net operating loss and interest deduction limitation carryforwards, we are generally unable to recognize a deferred tax benefit when we report pretax losses because we have determined the realization of tax benefits for the carryforwards to be uncertain. Our income tax expense or benefit reflects changes in our deferred tax liabilities associated with our non-tax deductible tradename intangible asset and goodwill, as well as, foreign taxes incurred in Canada and Mexico.
Substantially all of our income before income taxes for all periods presented is U.S. sourced. The foreign income tax amounts above relate to withholding taxes for revenues earned on our rental equipment held in Canada attributable to our U.S. operations.
A reconciliation between the federal statutory income tax rate and our actual effective income tax rate is as follows:

	2019	2018	2017
Expected federal income statutory tax rate	21.0%	21.0%	35.0%
Tax effect of differences:
Permanent items
Foreign operations	(1.2)%	(3.0)%	(1.6)%
Share-based payments	(0.1)%	(1.8)%	(1.3)%
Effect of state income taxes, net of federal income tax benefit	5.0%	(0.8)%	0.9%
Impact of TCJA	—%	—%	(37.6)%
Change in valuation allowance	(8.4)%	(27.4)%	13.6%
Other	1.8%	(0.7)%	2.4%
Effective income tax rate	18.1%	(12.7)%	11.4%

The components of the deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

(in $000s)	2019	2018
Deferred tax assets
Accounts receivable	$1,486	$2,105
Inventory	1,228	731
Transaction and debt costs	1,231	2,661
Compensation and benefits	459	46
Net operating loss carryforwards	76,382	79,423
Section 163j interest disallowance	22,583	4,824
Foreign tax credits, accrued expenses, and other	315	1,092
Total deferred tax assets	103,684	90,882
Less: valuation allowance	(34,385)	(31,610)
Total deferred tax assets, net	69,299	59,272

Deferred tax liabilities
Rental equipment	(58,887)	(50,164)
Intangible assets	(22,700)	(20,299)
Total deferred tax liabilities	(81,587)	(70,463)
Net deferred tax liability	$(12,288)	$(11,191)

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the TCJA) was enacted. The TCJA makes many significant changes to the Internal Revenue Code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) creating a 30% limitation on deductible interest expense; and (3) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. There were no material adjustments to the provisional amounts that were recorded in the year ended December 31, 2017.
Pursuant to the enactment of the TCJA, the Company remeasured existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 35% to 21%, which resulted in a reduction to the net deferred income tax liability of approximately $5.2 million and a corresponding increase to deferred income tax benefit.
As of December 31, 2019 we had NOLs of approximately $285.3 million for U.S. Federal income tax purposes and $202.4 million for state income tax purposes. As of December 31, 2018, we had NOLs of approximately $312.5 million for U.S. Federal income tax purposes and $193.8 million for state income tax purposes. The NOLs expire at various dates commencing during 2027 through 2037 for U.S. Federal income tax purposes and 2019 through 2039 for state income tax purposes. As of December 31, 2019, we had approximately $6.5 million that expire between 2019 and 2022.
We record a valuation allowance against deferred tax assets when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized. We have recorded a valuation allowance of $34.4 million, $31.6 million, and $28.4 million as of December 31, 2019, 2018, and 2017, respectively.
The following presents changes in the valuation allowance for the years ended December 31:

(in $000s)	2019	2018	2017
Valuation allowance - beginning of year	$(31,610)	$(28,384)	$(32,528)
Charged to benefit (expense)	(2,775)	(3,226)	4,144
Valuation allowance - end of year	$(34,385)	$(31,610)	$(28,384)

Note 15: Concentration Risks
Concentration of Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and accounts receivable. We maintain cash with federally insured financial institutions and may maintain deposits in excess of financial insured limits. However, we believe that we are not exposed to significant credit risks due to the financial position of the depository institutions in which our deposits are held. No customer accounted for more than 10.0% of 2019 or 2017 consolidated operating revenues. One customer accounted for 10.6% of 2018 consolidated operating revenues. No customer accounted for more than 10.0% of consolidated receivables as of December 31, 2019 and December 31, 2018.
Vendor Concentrations
In 2019, 2018, and 2017, three vendors accounted for more than 10.0% of purchases. One vendor represented more than 10.0% of accounts payable as of December 31, 2019 and December 31, 2018.

Geographic Concentrations
We rent, lease, and sell utility, telecommunications, and rail equipment throughout the United States, Canada, and Mexico. One state represented 20% of revenue for 2019. For revenue by country and total assets by country, see Note 3, Segments.

Note 16: Related Parties

Energy Capital Partners (“ECP”) and their affiliates have ownership interests in a broad range of companies. Nesco has entered into commercial transactions in the ordinary course of its business with a subsidiary of PLH Group, Inc., a company partially owned by an affiliate of ECP. Revenues derived from these transactions have totalled $11.5 million, $9.9 million and $6.0 million, for each of the years ended December 31, 2019, 2018 and 2017, respectively. Accounts receivable at December 31, 2019 and 2018 was $10.2 million and $0.2 million, respectively.

Note 17: Subsequent Events

On March 10, 2020, we entered into an agreement (the “Incremental Agreement”) amending the 2019 Revolving Credit Facility. The Incremental Agreement amends the syndicate of banks for a new participant that increased the maximum amount of the facility by $35.0 million to a total of $385.0 million.

Note 18: Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

For the year ended December 31, 2019:
Total revenue	$61,492	$62,855	$62,442	$77,246
Gross profit	20,352	20,645	21,264	24,287
Operating income	8,690	9,820	5,589	11,919
Net income (loss)	(6,724)	(5,423)	(18,010)	3,105
Income (loss) per share-basic and diluted	$(0.31)	$(0.25)	$(0.45)	$0.06
For the year ended December 31, 2018:
Total revenue	$57,685	$55,842	$64,082	$68,688
Gross profit	20,117	19,249	20,214	22,038
Operating income	10,927	9,201	10,940	12,096
Net loss	(3,034)	(5,409)	(3,677)	(3,406)
Loss per share-basic and diluted	$(0.14)	$(0.25)	$(0.17)	$(0.16)

Net income (loss) for the first, second, third and fourth quarters of 2019 include transaction expenses ($2.5 million, $1.6 million, $3.3 million and $0.2 million, respectively) incurred in connection with the Merger with Capitol and the acquisition of Truck Utilities. Net loss for the third quarter of 2019 included a $4.0 million loss on extinguishment of debt in connection with consummating the Transactions. Additionally, and related to the closure of our Mexican equipment rental and sales operations, an impairment loss of $0.7 million and a charge for statutorily required termination benefits of $0.2 million was incurred in the third quarter of 2019.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported on our Current Report on Form 8-K, dated September 10, 2019, upon the approval of the audit committee of our board of directors, Marcum LLP (“Marcum”) was dismissed as our independent registered public accounting firm, and Deloitte & Touche LLP (“Deloitte”) was engaged as our independent registered public accounting firm. Marcum served as the independent registered public accounting firm for Capitol (and its subsidiaries) from its inception through September 10, 2019. Deloitte served as the independent registered public accounting firm for NESCO Holdings I, Inc. prior to the Closing (as defined below). In connection with the consummation of initial business combination of Nesco on July 31, 2019 (the “Closing”), Deloitte became the independent registered public accounting firm for Nesco effective September 10, 2019. The decision for Nesco to engage Deloitte following the Closing was made by the board of directors of Nesco because the historical financial statements of NESCO Holdings I, Inc. became the historical financial statements of Nesco following the Closing.

Marcum’s report on Capitol’s financial statements as of December 31, 2018 and 2017 and for the year ended December 31, 2018, and for the period from May 1, 2017 (inception) through December 31, 2017, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the period of Marcum’s engagement by Capitol, and the subsequent interim period preceding Marcum’s dismissal, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Marcum, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports covering such periods. In addition, no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, occurred within the period of Marcum’s engagement and the subsequent interim period preceding Marcum’s dismissal.

During the period from May 1, 2017 (Capitol’s inception) through December 31, 2018, and the subsequent interim periods preceding the engagement of Deloitte, Capitol did not consult Deloitte regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Capitol’s financial statements, and either a written report was provided to Nesco or oral advice was provided that Deloitte concluded was an important factor considered by Nesco in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a “reportable event” (as described in paragraph 304(a)(1)(iv) of Regulation S-K).

Item 9A. Controls and Procedures

Background and Remediation of Material Weakness
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, we identified a material weakness in our internal control over financial reporting related to accounting for rental equipment. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2018, we did not have adequate controls in place to ensure adequate review, including evidence of reviews in a sufficient amount of detail, of the activity in our rental equipment accounts. As a result, in the fourth quarter of 2018, we recorded adjustments to correct for rental equipment acquired using capital leases, as well as the classification of rental equipment on our consolidated balance sheet.
Beginning in the second quarter of 2019, management developed a remediation plan, whereby we implemented changes to our internal control to add a suite of key controls regarding the review of the activity in our rental equipment accounts, including lease financing activities. The changes in controls included, but were not limited to, supplementing the internal rental equipment accounting personnel with three additional and experienced supervisory and managerial employees. We implemented changes to the design of controls to separately identify several key controls regarding the verification and reconciliation of activity related to our rental equipment that is processed and recorded in our books and records, including reconciliation activities over the subsidiary system utilized for calculating depreciation and cost of equipment sold expense. The modifications to the design of internal controls and the additional resources addressed the purchasing and receiving of rental equipment, calculations of depreciation expense, analysis and reconciliation of costs associated with our maintenance of the rental equipment (including amounts capitalized), and costs recognized as “cost of equipment sales” expense from sales of our rental equipment, including the purchase and sale of rental equipment that had been acquired under a capital lease. The material weakness is now considered to be remediated as the applicable controls and procedures implemented through our remediation plan have operated for a sufficient period of time and management has concluded, through testing, that these controls were operating effectively as of December 31, 2019.
Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, the end of the period covered by this Annual Report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed elsewhere in this Annual Report, we completed the Transactions on July 31, 2019. Prior to the Transactions, NESCO Holdings I, Inc. was a privately held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal control over financial reporting for the Company following the Transactions has required and will continue to require significant time and resources from our management and other personnel. Furthermore, Capitol, the legal acquirer in the Transactions, was a non-operating public shell company prior to the Transactions, and as such the internal controls of Capitol no longer exist as of the assessment date. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2019. Therefore, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Compliance & Disclosure Interpretations. In the future, management’s assessment of our internal control over financial reporting will include an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. In making this assessment, management will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework Scope of the Controls Evaluation (2013 Framework).
Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by rules of the SEC.

Attestation of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by the rules of the SEC.
Changes in Internal Control over Financial Reporting
Other than described above in this Item 9A, there has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Proven and Experienced Management.    Nesco has a strong, highly experienced management team. CEO Lee Jacobson has more than 19 years of experience in the utility equipment rental and sales industry. Prior to joining Nesco in 2012, Lee served as Vice President and General Manager with Terex Utilities, a key supplier and partner. CFO Bruce Heinemann has over 25 years of experience in finance and accounting for a range of industrial and manufacturing companies. President Robert Blackadar, who joined Nesco in 2019, has more than 25 years of experience in the equipment rental industry. In the last three years, Nesco’s management team has successfully implemented several growth initiatives including the launch of the PTA business, expansion into the telecom and rail end-markets, internalization of equipment servicing, development of remounting capabilities and accretive acquisitions.
Below is a list of names, ages as of March 12, 2020 and a brief overview of the business experience of our executive officers and directors:

Name	Age	Position
Executive Officers:
Lee Jacobson	66	Chief Executive Officer and Director
Robert Blackadar	51	President
Bruce Heinemann	60	Chief Financial Officer
Kevin Kapelke	54	Chief Operating Officer
R. Todd Barrett	49	Chief Accounting Officer
Non-Employee Directors:
William Plummer(1)	61	Director (Chairman)
Rahman D’Argenio(3)	41	Director
L. Dyson Dryden(1)(3)	44	Director
Mark D. Ein(1)(2)	54	Director (Vice Chairman)
Gerard E. Holthaus(1)	70	Director
Doug Kimmelman(2)	59	Director
Jeffrey Stoops(2)(3)	61	Director
Jennifer Gray	38	Director
Matthew Himler	33	Director
____________
(1)      Member of the Audit Committee
(2)      Member of the Nominating Committee
(3)      Member of the Compensation Committee
Lee Jacobson.    Mr. Jacobson joined Nesco as its Chief Executive Officer in 2012 and has served in such capacity since. Prior to joining Nesco, Mr. Jacobson spent 10 years with the Terex Utilities Division in multiple capacities, including Vice President & General Manager, Vice President of Commercial Operations, Vice President of Sales and Vice President of Business Development. Prior to his time at Terex, Mr. Jacobson served as the executive Vice President of Pacific Utility Equipment for two years. Mr. Jacobson received a B.S. in Business Administration from the University of Oregon and is a retired certified public accountant in the state of Oregon. We believe that Mr. Jacobson’s extensive experience in the utility equipment rental and sales industry as well as extensive leadership experience in operating and advising similar companies qualifies him to serve on our board of directors.
Robert Blackadar.    Mr. Blackadar joined Nesco as its President in May 2019. Prior to joining Nesco, Mr. Blackadar served as Vice President, Operations for BlueLine Rental from January 2016 until its acquisition by United Rentals in December 2018. Prior to that Mr. Blackadar served in other capacities at BlueLine Rental, including serving as Divisional Vice President from July 2015 until December 2015 and Regional Vice President from January 2015 to July 2015. Prior to that, Mr. Blackadar served in multiple roles, including as the Vice President, Global Sales (Strategic/Key Accounts), for Ritchie Bros. Auctioneers, the largest equipment auction company globally, starting in 2008. Prior to that Mr. Blackadar served in various roles at United Rentals from 2000 to 2008 and at Hertz Rental Equipment from 1993 to 2000. Mr. Blackadar received a B.S. in General Studies from Louisiana State University.

Bruce Heinemann.    Mr. Heinemann joined Nesco as its Chief Financial Officer in 2016 and has served in such capacity since. Prior to joining Nesco, Mr. Heinemann served as the Chief Financial Officer of Tyden Group, a portfolio company of Crimson Investment, from 2009 to 2016. Prior to that, Mr. Heinemann served as the Director of Supply Chain Operations for Unisys Corporation, a worldwide information technology consulting services and solutions company. Mr. Heinemann received a B.S. in Finance from Bowling Green State University.
Kevin Kapelke.    Mr. Kapelke joined Nesco as its Chief Operating Officer in 2012 and has served in such capacity since. Prior to joining Nesco, Mr. Kapelke served as the Region and Division Vice-President, Canada for Hertz Equipment Rental Corporation, a division of the Hertz corporation for approximately two years. Prior to that position, Mr. Kapelke served in various management roles with Hertz Equipment Rental Corporation starting in 1997. Mr. Kapelke received a B.A. in Business Administration from the University of Washington.
R. Todd Barrett. Mr. Barrett has served as the Chief Accounting Officer of the Company since the closing of its initial business combination on July 31, 2019. Prior to joining the Company, Mr. Barrett served as an engagement director for the accounting advisory firm, CLA (CliftonLarsonAllen LLP) from January 2019 to June 2019. Before joining CLA, Mr. Barrett was a Partner at Ernst & Young LLP from July 2008 to December 2018, prior to which he held multiple managerial roles for over a decade.
William Plummer.    Mr. Plummer served as the executive vice president and chief financial officer of United Rentals, Inc., a publicly-traded equipment rental company, from December 2008 until October 2018, remaining with the company in an advisory capacity until January 31, 2019. Mr. Plummer has more than two decades of financial leadership experience, including positions as chief financial officer of Dow Jones & Company and vice president and treasurer of Alcoa Inc. Previously, he held executive positions with Mead Corporation and General Electric Capital Corporation. Mr. Plummer currently serves on the boards of Global Payments, Inc. and John Wiley & Sons, Inc. Previously, he served on the board of UIL Holdings Corporation, an electric and natural gas utility company. Mr. Plummer received a B.S. and a M.S. in Aeronautics and Astronautics from the Massachusetts Institute of Technology and an M.B.A. from Stanford University. We believe that Mr. Plummer’s extensive experience with industrial growth companies and extensive public company experience qualifies him to serve on our board of directors.
Rahman D’Argenio.    Mr. D’Argenio joined Energy Capital Partners in 2010 and is currently a partner and a member of ECP’s Investment Committee where he is involved in all areas of the firm’s investment activities, with particular emphasis on fossil and renewable power generation and energy related services. He also currently serves on the board of directors of Nesco. Prior to joining ECP, Mr. D’Argenio spent seven years at First Reserve Corporation, an international energy-focused private equity firm based in Greenwich, Connecticut where his responsibilities included a leadership role in power, financial services and coal related investments. Prior to that, Mr. D’Argenio worked in the Energy & Utilities Investment Banking Group at Deutsche Bank Securities for approximately three years. Prior to that, Mr. D’Argenio began his career in the structured finance group at Sempra Energy Trading. Mr. D’Argenio currently serves on the boards of Sunnova Energy Corp., CM Energy, Triton Power Partners LP, and PLH Group, Inc. Previously, Mr. D’Argenio served on the boards of Brayton Point Power, LLC, EquiPower Resources Corp., Odessa Power Holdings, LLC and Red Oak Power Holdings, LLC. Mr. D’Argenio received a B.A. in Mathematics and Economics from the University of Pennsylvania. Because of his broad knowledge of the industry, we believe Mr. D’Argenio is well qualified to serve on our board of directors.
L. Dyson Dryden.    Dyson Dryden served as President, Chief Financial Officer and a member of the board of directors of Capitol Investment Corp. IV from inception until the completion of the business combination with Nesco and since such time has served as director of Nesco. From July 2015 until it completed its business combination with Cision in June 2017, Mr. Dryden was the President, Chief Financial Officer and a Director of Capitol III. Mr. Dryden continued to serve as a director of Cision Ltd. until January 2020. From March 2013 to July 2015, Mr. Dryden served as the Chief Financial Officer and a Director of Capitol II. Mr. Dryden has continued to serve as a director of Lindblad Expeditions since July 2015. From August 2005 to February 2013, Mr. Dryden worked in Citigroup’s Investment Banking division in New York, most recently as a Managing Director where he led the coverage effort for a number of the firm’s Global Technology, Media and Telecommunications clients. From 2000 to 2005, Mr. Dryden held the titles of Associate and Vice President at Jefferies & Company, a middle market investment banking firm. From 1998 to 2000, Mr. Dryden worked in the investment banking group at BB&T Corporation. Mr. Dryden is Vice Chairman of CDS Logistics Management, Inc., one of the largest providers of home improvement product delivery services in the United States. Mr. Dryden is also a member of the Board of Directors of Washington E-Sports Ventures, LLC, founded to purchase an Overwatch League Team and build other e-sports teams that will represent the capital region from Baltimore to Richmond including Washington D.C. and all of Maryland and Virginia. Mr. Dryden holds a B.S. in Business Administration with a dual concentration in finance and management from the University of Richmond.

Mark D. Ein.    Ein served as Chairman, Chief Executive Officer and a member of the board of directors of Capitol Investment Corp. IV from inception until the completion of the business combination with Nesco and since such time has served as director and Vice Chairman of Nesco. Mr. Ein is an investor, entrepreneur and philanthropist, who has created, acquired, invested in and built a series of growth companies across a diverse set of industries over the course of his 30-year career. During this time, Mr. Ein has been involved in the founding or early stages of six companies that have been worth over one billion dollars and has led over $1.8 billion of private equity, venture capital and public company investments.  Mr. Ein was the Chairman and CEO of Capitol I, II, III and IV. Mr. Ein is currently Chairman of the Board of Lindblad Expeditions (NASDAQ:LIND), a global leader in marine expedition travel and a private sector thought leader on environmental conservation, and Vice-Chairman of the Board of Nesco Holdings, Inc. (NYSE:NSCO), a leading provider of specialty rental equipment to the electric utility, telecom, and rail end-markets. Previously, Mr. Ein was the Vice-Chairman and Co-Founder of Two Harbors Investment Corp (NYSE:TWO), one of the largest residential mortgage REITs that today has a market capitalization of approximately $4.0 billion that was formed through a merger with Capitol I, and Vice-Chairman of Cision (NYSE:CISN), the leading provider of cloud-based software for the communications and PR industries that was formed through a merger with Capitol III. He is also a member of the board of Soho House Limited, one of the leading private members clubs in the world with houses across the globe. Mr. Ein is also the Founder and Chief Executive Officer of Venturehouse Group, LLC and Leland Investment Co., holding companies that create, invest in and build growth businesses in a range of industries. Among the current majority-owned companies in the portfolios are Kastle Systems, LLC, the country’s leading provider of building and office security systems acquired in January 2007 and VSGi, a nationwide provider of videoconferencing solutions acquired in 2001. Mr. Ein is Chairman of both companies. Mr. Ein is the Founder and Owner of the Washington Kastles WTT franchise that has won the league championship six of its twelve years since its founding and set the record for the longest winning streak in US pro team sports history winning 34 straight matches from 2011 through 2013. In September 2018, Mr. Ein founded the Washington Justice esports franchise in the Overwatch League bringing the premier global esports league to the greater Washington, DC region. Also, in 2018, Mr. Ein acquired the Washington City Paper, the renowned weekly paper serving the Washington, DC metropolitan area since 1981. In 2019, Ein took over management and operation of the Citi Open in Washington, DC, one of the five largest tennis events in the U.S. and one of only five major tournaments in the U.S. featuring players from both the ATP and WTA Tours competing simultaneously. A native of the Washington area, he actively supports many community, charitable and cultural organizations and currently serves on the boards of the DC Public Education Fund (as Chairman since 2010, the Fund has raised $140 million of philanthropic support for DC Public Schools), the Smithsonian National Museum of Natural History, DC College Access Program (DC-CAP), and DC Policy Center (Co-Founder). He formerly served on the Board of the United States Tennis Association (USTA) from 2012-2018 (serving as a Vice President of the Board from 2016-2018). Mr. Ein has been a member of the World Economic Forum since 2016, and the Gridiron Club, the oldest and one of the most prestigious journalistic organizations in Washington, DC. He has won numerous awards including the Washington Business Hall of Fame, Washington DC Business Leader of the Year from the Chamber of Commerce in 2011 and 2019, the Jefferson Award (the nation’s highest honor for public service), Washington Business Journal Top Corporation for Philanthropy (Small Companies), Washington Business Journal Power 100, Entrepreneur of the Year Awards from Ernst and Young and the National Foundation for Teaching Entrepreneurship (NFTE). In September 2009, Washington DC Mayor Adrian Fenty presented Mr. Ein with the Key to the City, highlighting his Washington Kastles success on the court and, “for their commitment to the District’s communities and our youth.” Prior to starting his firm, Mr. Ein worked for The Carlyle Group, Brentwood Associates and Goldman Sachs. He received his BS in Economics with a concentration in finance from The Wharton School of the University of Pennsylvania and his MBA from The Harvard Business School.
Gerard E. Holthaus.   Mr. Holthaus is the non-executive Chairman of the Board of WillScot Corp, a leading provider of modular space solutions in North America. He is the former non-executive chairman of Algeco Scotsman Global S.à.r.l., the leading global provider of modular space solutions. He previously served as executive chairman and CEO of Algeco Scotsman, where he was responsible for its North American and European operations, and as executive chairman, president and CEO of WSII prior to its acquisition by Algeco Scotsman in 2007. Mr. Holthaus is also a former director of BakerCorp International, Inc. and Neff Corporation, two equipment rental companies that completed strategic sales. Mr. Holthaus is also currently Non-Executive Chairman of FTI Consulting. Mr. Holthaus brings a record of success in the specialty equipment rental arena complemented by his strong financial background, which we believe makes him a well suited addition to serve on our board of directors and audit committee.
Doug Kimmelman.    Mr. Kimmelman established ECP in April 2005 and has since served as its Senior Partner. He is also a member of ECP’s Management Committee and Investment Committee. He also currently serves on the board of directors of Nesco. Prior to founding ECP, Mr. Kimmelman spent 22 years with Goldman Sachs, starting in 1983 in the firm’s Pipeline and Utilities Department within the Investment Banking Division. He was named a General Partner of the firm in 1996 and remained exclusively focused on the energy and utility sectors in the Investment Banking Division until 2002 when he transferred to the firm’s J. Aron commodity group to help form a new business for the firm in becoming an intermediary in electricity trading markets. While with the J. Aron commodity group, he was instrumental in developing the Constellation Power Source concept as the initial entry point for Goldman Sachs as a principal into electricity markets. Mr. Kimmelman also played a leadership role at Goldman Sachs in building a principal investing business in power generation and related energy assets. Mr. Kimmelman currently serves on the boards of Calpine Corporation, US Development Group, LLC, USD Partners, LP (NYSE: USDP) and Sunnova Energy Corp. Mr. Kimmelman received a B.A. in Economics from Stanford University and an M.B.A. from the Wharton School at the University of Pennsylvania. Because of Mr. Kimmelman’s familiarity with Nesco’s business, broad knowledge of the industry, extensive directorship experience and experience in finance, we believe that Mr. Kimmelman is well qualified to serve on our board of directors.

Jeffrey A. Stoops.    Mr. Stoops joined SBA Communications Corporation in 1997 and has been the Chief Executive Officer since 2002. He was appointed a director of the company in 1999. He previously served as Chief Financial Officer and General Counsel where he was responsible for finance activities, capital markets, mergers and acquisitions and legal affairs of the organization, including the purchase of the first towers for the company. Before joining SBA, he was a partner in Gunster, a law firm in Florida, where he worked for thirteen years in the corporate, securities and mergers and acquisitions areas. Mr. Stoops is a current director and past chairman of the Board of the Wireless Industry Association (WIA), the trade organization of the wireless communications infrastructure industry. He currently serves as Chairman of the Board of Trustees of the Raymond F. Kravis Center for the Performing Arts in West Palm Beach, Florida; and is a member of the Boards of Directors of Seminole Boosters, Inc., The Community Foundation of Palm Beach and Martin Counties an Nicklaus Children’s Charity, Inc. which is the entity responsible for managing the Honda Classic professional golf tournament held annually in Palm Beach Gardens, Florida. Mr. Stoops is the former chairman of the Board of St. Andrew’s School, Boca Raton, Florida. He graduated with a Bachelor’s and Juris Doctor’s degrees from Florida State University. We believe that Mr. Stoops’ company building, leadership and public company experience qualify him to serve on our board of directors.
Jennifer Gray. Mrs. Gray joined Energy Capital Partners in 2008 where she currently serves as a Managing Director, Counsel and Chief Compliance Officer in addition to serving as the chair of the Compliance/ESG Committee and an observer on the Valuation Committee. In addition, Mrs. Gray has been actively involved with the business operations and management of numerous ECP portfolio companies in addition to the structuring and legal negotiations of such companies. Prior to joining Energy Capital Partners, Mrs. Gray was an associate at the law firm of Latham & Watkins LLP where she represented both lenders and borrowers in joint venture, financing acquisition and development transactions. Mrs. Gray received both a B.S. in International Business and a J.D. from Pepperdine University.
Matthew Himler. Matt Himler is currently a Principal at Energy Capital Partners. At ECP, Mr. Himler is involved in all areas of the firm’s investment activities and currently sits on the board of NESCO Holdings Inc. (NYSE: NSCO), Continental Intermodal Group, LP and NCSG Crane & Heavy Haul. He previously sat on the ProPetro Holding Corp (NYSE: PUMP), one of the largest completion service businesses in the Permian basin. Prior to joining ECP in 2012, Mr. Himler worked at Lazard Frères & Co in New York advising power, utility and infrastructure clients on M&A and corporate strategy. Mr. Himler received his B.A. in Economics and Political Science from Amherst College in 2009.
Independence of Directors
As a result of our common stock being listed on the NYSE we adhere to the rules of such exchange in determining whether a director is independent. Our board of directors has consulted, and will consult, with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The parties have determined that Messrs. Plummer, Kimmelman, D’Argenio, Stoops, Dryden, Ein and Holthaus are considered independent directors.
Board Leadership Structure and Role in Risk Oversight
Our board of directors recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. As a result, no policy exists requiring combination or separation of leadership roles and our governing documents do not mandate a particular structure. Our board has the flexibility to establish the most appropriate structure for the Company at any given time.
Our board of directors oversee the risk management activities designed and implemented by management of the Company. Our board of directors executes its oversight responsibility both directly and through its committees. Our board of directors also considers specific risk topics, including risks associated with our strategic initiatives, business plans and capital structure. Our management, including its executive officers, is primarily responsible for managing the risks associated with operation and business of the company and will provide appropriate updates to the board of directors and the audit committee. Our board of directors has delegated to the audit committee oversight of its risk management process, and our other committees also consider risk as they perform their respective committee responsibilities. All committees report to the board of directors as appropriate, including when a matter rises to the level of material or enterprise risk.
Meetings and Committees of the Board of Directors
During the fiscal years ended December 31, 2019 and 2018, our board of directors held five and three meetings, respectively. We expect our directors to attend all board meetings and any meetings of committees of which they are members and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Each of our current directors attended more than 75% of the meetings of the board and meetings of committees of which he was a member in fiscal year 2019 and 2018. Although we do not have any formal policy regarding director attendance at stockholder meetings, we attempt to schedule meetings so that all directors can attend.

We have a separately standing audit committee, compensation committee, and nominating committee. The audit committee is composed of four independent directors and our compensation committee and nominating committee are composed solely of independent directors.
Audit Committee Information
Messrs. Plummer, Dryden and Holthaus currently serve as members of our audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Holthaus qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
The audit committee will at all times be composed exclusively of “independent directors,” as defined for audit committee members under the NYSE listing standards and the rules and regulations of the SEC, who are “financially literate.” “Financially literate” generally means being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.
The audit committee is responsible for:

•	meeting with our independent auditor regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of outstanding indebtedness and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of outstanding indebtedness; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

During the fiscal years ended December 31, 2019 and 2018, our audit committee held five and four meetings, respectively. Each of our audit committee members attended a majority of all of the meetings of the audit committee in fiscal year 2019 and 2018.
Nominating Committee Information
Our nominating committee currently consists of Messrs. Ein, Kimmelman and Stoops. Each of whom is an independent director under the NYSE’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should:

•	have demonstrated notable or significant achievements in business, education or public service;

•
possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.
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
Compensation Committee Information
Our compensation committee currently consists of Messrs. D’Argenio, Dryden and Stoops, each of whom is an independent director under the NYSE’s listing standards.
The compensation committee’s duties include, but are not limited to:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
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
Code of Ethics
In 2017, Nesco adopted a code of ethics that applies to all executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of Capitol’s business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Nesco Holdings, Inc., 6714 Pointe Inverness Way, Suite 220, Fort Wayne, Indiana 46804.
Compensation Committee Interlocks and Insider Participation
None of the members of the compensation committee is currently, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Capitol’s board of directors or compensation committee.

Item 11. Executive Compensation
Executive Officer and Director Compensation
This section discusses the material components of the executive compensation program for our executive officers who are named in the 2019 Summary Compensation Table below. In 2019, these named executive officers and their positions were:

•	Lee Jacobson, Chief Executive Officer;

•	Bruce Heinemann, Chief Financial Officer; and

•	Robert Blackadar, President.

We refer to these executive officers collectively in this Annual Report as our “Named Executive Officers.”

Our compensation committee implements our compensation policies and philosophies, which are designed to align compensation with business objectives and the creation of stockholder value, while also enabling us to attract, motivate and retain individuals who contribute to our long-term success. We believe our executive compensation program must be competitive in order to attract and retain executive officers. We seek to implement our compensation policies and philosophies by linking a significant portion of executive officers’ compensation to performance objectives and value creation for our stockholders.
For 2019, the compensation of our Named Executive Officers consisted of a base salary, an annual cash incentive bonus opportunity, equity compensation in the form of stock options and restricted stock units granted shortly after the consummation of the Transactions and health and welfare benefits. Pursuant to their employment agreements, the Named Executive Officers are also eligible to receive certain payments and benefits upon a termination of employment under certain circumstances.
Summary Compensation Table
The following table presents summary information regarding the total compensation for the years ended December 31, 2018 and 2019 for the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Lee Jacobson	2019	377,613	—	1,256,400	1,126,800	84,963	21,118	(3)	2,866,894
Chief Executive Officer	2018	370,078	18,504	-	-	185,039	21,220		594,841
Bruce Heinemann	2019	325,346	—	418,800	375,600	56,936	21,279	(4)	1,197,961
Chief Financial Officer	2018	321,357	16,067	—	-	160,679	21,129		519,232
Robert Blackadar	2019	222,116	—	698,000	626,000	66,635	11,058	(5)	1,623,809
President
____________
(1)      Amounts reflect the grant date fair value of restricted stock units and stock options, as applicable, granted during 2019 computed in accordance with ASC Topic 718. Information regarding the assumptions used to calculate the value of all stock option awards made to Named Executive Officers is provided in Note 13 to the financial statements included in this Annual Report.

(2)	Reflects annual cash incentive bonuses earned by each NEO based on achievement of the applicable performance conditions, as described below in “Non-Equity Incentive Bonuses” section below.
(3)      Amounts reflect: $8,400 Company matching contribution and $2,250 Company profit sharing contribution, in each case, pursuant to the 401(k) Plan; $468 for Mr. Jacobson’s life insurance premiums paid by the Company under the applicable health and welfare plan; and $10,000 for an auto usage or allowance.
(4)      Amounts reflect: $8,400 Company matching contribution and $2,250 Company profit sharing contribution, in each case, pursuant to the 401(k) Plan; $575 for Mr. Heinemann’s life insurance premiums paid by the Company under the applicable health and welfare plan; $10,054 for an auto usage or allowance.
(5)      Amounts reflect: $6,058 Company matching contribution, pursuant to the 401(k) Plan and $5,000 for an auto usage or allowance.

Executive Employment Agreements
Each of the Named Executive Officers is a party to an employment agreement. Certain of the compensation paid to the Named Executive Officers reflected in the summary compensation table was provided pursuant to the Named Executive Officers’ respective employment agreements.
The following summary sets forth the material terms of their existing employment agreements.
Lee Jacobson
Mr. Jacobson is party to an employment agreement, dated February 26, 2014, which provides for at-will employment and for Mr. Jacobson to serve as our Chief Executive Officer. Pursuant to his employment agreement, Mr. Jacobson is generally entitled to an annual base salary, currently $378,851, and is eligible to earn a target bonus of 50% of his annual base salary based on achievement of performance metrics.
In the event of termination of Mr. Jacobson’s employment for any reason, he would generally be entitled to receive earned but unpaid salary and the prior year’s earned, but unpaid bonus (if any), any owed accrued vacation and expenses, as well as amounts payable under any benefit plans, programs or arrangements that Mr. Jacobson participates in or benefits from. In the event that Mr. Jacobson’s employment is terminated by us without “cause” or by Mr. Jacobson for “good reason”, subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described below, Mr. Jacobson would be entitled to: (i) salary continuation for 18 months, and (ii) payment for 18 months’ of Mr. Jacobson’s premiums incurred for participation in COBRA coverage pursuant to a Nesco sponsored group health plan. Mr. Jacobson is subject to certain restrictive covenants, including but not limited to confidentiality, nondisparagement and 18-month noncompete and nonsolicitation covenants, under his restrictive covenant agreement.
Bruce Heinemann
Mr. Heinemann is party to an employment agreement, dated September 26, 2016, which provides for at-will employment and for Mr. Heinemann to serve as our Chief Financial Officer. Pursuant to his employment agreement, Mr. Heinemann is generally entitled to an annual base salary, currently $328,851, and is eligible to earn a target bonus of 50% of his annual base salary based on achievement of performance metrics.
In the event of termination of Mr. Heinemann’s employment for any reason, he would generally be entitled to receive earned but unpaid salary and the prior year’s earned, but unpaid bonus (if any), any owed accrued vacation and expenses, as well as amounts payable under any benefit plans, programs or arrangements that Mr. Heinemann participates in or benefits from. In the event that Mr. Heinemann’s employment is terminated either by us without cause or by Mr. Heinemann for “good reason”, subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described below, Mr. Heinemann would be entitled to: (i) salary continuation for 12 months, and (ii) payment for 12 months’ of Mr. Heinemann’s premiums incurred for participation in COBRA coverage pursuant to a Nesco sponsored group health plan. Mr. Heinemann is subject to certain restrictive covenants, including but not limited to confidentiality, nondisparagement and 12-month noncompete and nonsolicitation covenants, under his restrictive covenant agreement.
Robert Blackadar
On May 13, 2019, Nesco entered into an employment agreement and restrictive covenant agreement with Robert Blackadar, pursuant to which Mr. Blackadar serves as our President. Pursuant to the terms of Mr. Blackadar’s employment agreement, Mr. Blackadar is generally entitled to an annual base salary of $350,000, and is eligible to earn an annual cash bonus with a target of 50% of his annual base salary (pro-rated for 2019), based on achievement of performance metrics. Mr. Blackadar is subject to certain restrictive covenants provided in his restrictive covenant agreement, including confidentiality, non-disparagement and 12-month noncompete and nonsolicitation covenants.

In the event of termination of Mr. Blackadar’s employment for any reason, he would generally be entitled to receive earned but unpaid salary and the prior year’s earned, but unpaid bonus (if any), any owed accrued vacation and expenses, as well as amounts payable under any benefit plans, programs or arrangements that Mr. Blackadar participates in or benefits from. In the event that Mr. Blackadar’s employment is terminated either by us without “cause” or by Mr. Blackadar for “good reason”, subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described above, Mr. Blackadar would be entitled to: (i) salary continuation for 12 months, and (ii) payment for 12 months’ of Mr. Blackadar’s premiums incurred for participation in COBRA coverage pursuant to a Nesco sponsored group health plan.
Non-Equity Incentive Bonuses
Pursuant to the terms of their employment agreements, our Named Executive Officers are eligible to receive cash bonuses based on achievement of the performance metrics established by the board of Nesco Owner (and for Mr. Heinemann, the board and the Chief Executive Officer) and such other factors as may be determined in the board’s discretion and for Mr. Heinemann, the Chief Executive Officer and board’s discretion. Although we do not have a formal plan in place, we generally set performance targets within the first three months of each fiscal year and communicate these targets to our Named Executive Officers. Our performance bonus targets are generally based on a combination of metrics which includes both Company and individual components. The Company’s performance bonus makes up fifty percent (50%) of the target incentive bonus and is calculated by comparing the Company’s overall fiscal year performance, primarily with respect to our adjusted EBITDA, with the corresponding budget and operating plan. The individual performance component makes up the remaining fifty percent (50%) of the target incentive bonus and is calculated by evaluating the individual on priorities established and communicated to the employee at the beginning of the fiscal year, which for fiscal year 2019, were generally related to key performance metrics in the area of each Named Executive Officer’s responsibility as well as other metrics, including team-related goals (both in development and across certain segments) and contributions to M&A activity.
The table below sets forth the target bonus amounts and fiscal year payments related to the applicable metrics for each of our Named Executive Officers. Mr. Blackadar’s target bonus amount was pro-rated to reflect his partial year of service.

Name and Principal Position	Year	Target Incentive Bonus ($)	Actual Achievement Related to Company Performance (%)(1)	Actual Achievement Related to Individual Performance (%)(2)	Incentive Bonus Paid ($)(3)
Lee Jacobson Chief Executive Officer	2019	188,807	5%	17.5%	84,963
Bruce Heinemann Chief Financial Officer	2019	162,673	5%	12.5%	56,936
Robert Blackadar President	2019	111,058	5%	25%	66,635
____________
(1)      Reflects actual performance percentage with respect to fifty percent (50%) of bonus target calculated based on the Company’s overall performance compared against its budget and operating plan.
(2)      Reflects actual performance percentage with respect to fifty percent (50%) of bonus target calculated based on individual performance as evaluated based on priorities established at the beginning of the fiscal year.
(3)      Reflects amounts paid based on the percentage achievement of both Company and individual performance goals as set forth above.
Nesco Holdings, Inc. 2019 Omnibus Incentive Plan

In connection with the Merger with Capitol, we adopted the Nesco Holdings, Inc. 2019 Omnibus Incentive Plan, which authorized up to 3,150,000 shares of common stock of the Company for issuance in accordance with the plan’s terms, subject to certain adjustments. The purpose of the Plan is to provide the Company's and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity‑based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash based awards.

In 2019, we made grants of stock options and restricted stock units to certain employees, including our Named Executive Officers, shortly following the consummation of the Transactions. Specifically, on August 21, 2019, we granted stock options and restricted stock units (“RSUs”) to the Named Executive Officers in amounts as follows:

Name and Principal Position	Number of Options (#)	Number of RSUs (#)
Lee Jacobson Chief Executive Officer	360,000	180,000
Bruce Heinemann Chief Financial Officer	120,000	60,000
Robert Blackadar President	200,000	100,000

The stock options vest as to 25% of the underlying shares on the first anniversary of the date of grant and on each of the next three anniversaries thereafter, subject to the Named Executive Officer’s continued employment with us through the applicable vesting date, and have an exercise price of $10.00. The restricted stock units vest 25% on August 21, 2020, and on each of the next three anniversaries thereafter, subject to the Named Executive Officer’s continued employment with us through the applicable vesting date. In the event the Named Executive Officer’s employment terminates due to death or disability, the Named Executive Officer will vest in any stock options or RSUs that would have vested on the next regularly scheduled vesting date. In addition, if the Named Executive Officer’s employment is terminated by us without “cause” or by the Named Executive Officer for “good reason,” in either case within one year following a change in control of us, all of the Named Executive Officer’s stock options and RSUs that are then unvested will vest.
Outstanding Equity Awards at Fiscal Year End
The following table summarizes, for each of the Named Executive Officers, the outstanding incentive plan awards as of December 31, 2019.
Outstanding Equity Awards at 2019 Fiscal Year-End
The following table summarizes the outstanding equity incentive plan awards for each named executive officer as of December 31, 2019.

		Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Lee Jacobson	8-21-19 (1)	—	360,000	10.00	8-21-2029	360,000	1,479,600
	8-21-19 (2)	—	—	—	—	180,000	739,800
Bruce Heinemann	8-21-19 (1)	—	120,000	10.00	8-21-2029	120,000	493,200
	8-21-19 (2)	—	—	—	—	60,000	246,600
Robert Blackadar	8-21-19 (1)	—	200,000	10.00	8-21-2029	200,000	822,000
	8-21-19 (2)	—	—	—	—	100,000	411,000

(1)	The option vests in four equal annual installments beginning on the first anniversary of the grant date, subject to continued employment through each applicable vesting date.

(2)	The restricted stock units vest in four equal annual installments beginning on the first anniversary of the grant date, subject to continued employment through each applicable vesting date.

(3)	Amounts based on a December 31, 2019 closing price of $4.11 per share.
Health and Welfare Plans, and Retirement Plan
Health and Welfare Plans.    Nesco’s Named Executive Officers are eligible to participate in Nesco’s health and welfare benefit plans, including its medical, dental, vision, life, accidental death and dismemberment, disability, flexible spending account and health savings account and benefit plans, in each case on the same basis as all of its other employees.

Retirement Plan.    Nesco maintains a 401(k) and profit sharing plan (the “401(k) Plan”), a defined contribution plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended, (the “Code”) administered by Fidelity. Nesco employees meeting the 401(k) Plan’s age requirement are generally eligible to participate in the 401(k) Plan. The 401(k) Plan is available on the same terms to all of Nesco’s employees, including the Named Executive Officers. Each 401(k) Plan participant can elect to contribute between 1% and 60% of his or her eligible compensation on a pre-tax basis to the 401(k) Plan, subject to the annual Internal Revenue Service and Code limitations. The 401(k) Plan’s participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. The 401(k) Plan’s participants are also permitted to irrevocably designate a portion or all of their contributions as Roth contributions that are includable in the 401(k) Plan’s participant’s gross income at the time of deferral. Nesco may make discretionary matching contributions up to a specified percentage of each employee’s eligible contributions, and may also make discretionary profit sharing contributions on behalf of participants who are eligible under the terms of the 401(k) Plan declared on an annual basis. A 401(k) Plan participant is 100% vested in his or her deferrals, and any employer profit sharing contributions, matching contributions and earnings thereon vest ratably over four years (six years for participants who terminated employment prior to February 1, 2018). The account balance for each 401(k) Plan participant is invested in accordance with the election of the participant which can consist of a variety of investment options. For the 2019 fiscal year, Nesco currently makes matching contributions to the 401(k) Plan equal to 50% of the first 6% of a participant’s deferral, and also makes profit sharing contributions equal to 3% of eligible compensation, up to $75,000 of eligible compensation. Nesco made matching and profit sharing contributions to the Named Executive Officers with respect to the 2019 plan year, included as “All Other Compensation” in the “Summary Compensation Table” above.
Director Compensation
Our board of directors approved director compensation terms, or the Director Program, effective July 1, 2019, that were designed to enable us to attract and retain highly qualified non-employee directors. Under the Director Program, each non-employee director receives an annual cash fee of $50,000, payable quarterly in arrears. In addition, the Chairman of our board of directors and each non-employee director serving as chair of any standing committee are eligible to receive an additional amount of annual cash compensation of $10,000, payable quarterly in arrears. Directors will also receive reimbursements for first class air travel and accommodations, in each case, for travel related to their attendance at board meetings. The table below reflects was paid cash and incentive equity compensation during the year ended December 31, 2019, as follows:

2019 Director Compensation Table

Name	Fees earned or paid in cash ($)	Option Awards ($)(1)		Total ($)
William Plummer	30,000	321,000	(2)	351,000
Doug Kimmelman (3)	25,000	—		25,000
Jeffrey Stoops	30,000	321,000	(2)	351,000
Rahman D’Argenio (3)	25,000	—		25,000
Mark Ein	30,000	—		30,000
L. Dyson Dryden	30,000	—		30,000
Matthew Himler(3)	25,000	—		25,000
Jennifer Gray(3)	25,000	—		25,000

(1)
Amounts reflect the grant date fair value of stock options granted during 2019 computed in accordance with ASC Topic 718. Information regarding the assumptions used to calculate the value of all stock option awards is provided in Note 13 to the financial statements included in this Annual Report.

(2)
On August 21, 2019, each of Mr. Plummer and Mr. Stoops were granted an award of 100,000 stock options with an exercise price of $6.98. The option vests in three equal annual installments, beginning August 21, 2020 and on the two anniversaries thereafter, subject to continued service through each applicable vesting date.

(3)	Directors affiliated with ECP have assigned their compensation for their service on the board of directors to be paid to an affiliate of ECP.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2019 by each non-employee director who served on our board of directors in 2019.

Name	Options Outstanding at Fiscal Year End
William Plummer	100,000
Jeffrey Stoops	100,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 1, 2020 regarding the beneficial ownership of common stock by:

•	Each person known to be the beneficial owner of more than 5% of Nesco’s outstanding common stock;

•	Nesco’s current executive officers and directors; and

•	All current executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the Commission, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, Nesco believes that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Directors and Executive Officers:
Lee Jacobson(1)	270,219	*
Mark D. Ein(2)	8,163,624	15.9%
L. Dyson Dryden(3)	4,081,814	8.1%
Doug Kimmelman(4)(7)	—
Rahman D’Argenio(4)(7)	—
Gerard E. Holthaus	—
William Plummer	48,000	*
Jeffrey Stoops(5)	1,166,667	2.3%
Robert Blackadar	3,000	*
Bruce Heinemann	57,534	*
Kevin Kapelke(6)	56,846	*
R. Todd Barrett	—
Jennifer Gray	—
Matthew Himmler	—
All directors and executive officers post-business combination as a group (ten individuals)	13,847,704	26.7%

Five Percent Holders:
ECP ControlCo, LLC(7)	28,131,796	54.7%
Capitol Acquisition Management IV, LLC(8)	8,163,624	15.9%
Capitol Acquisition Founder IV, LLC(9)	4,081,814	8.1%
Brown Advisory Incorporated(10)	3,739,726	7.6%
Alyeska Investment Group, L.P.(11)	2,842,246	5.8%
Brookfield Asset Management Inc. (12)	2,699,989	5.3%
*Less than one percent.

(1)    Includes 17,226 shares of Nesco common stock issuable upon exercise of Warrants.

(2)    Represents shares held by Capitol Acquisition Management IV, LLC, an entity controlled by Mr. Ein. Includes 2,457,338 shares issuable upon exercise of Warrants. The address for Mr. Ein is 1300 17th Street, Suite 820, Arlington, Virginia, 20009.

(3)    Represents shares held by Capitol Acquisition Founder IV, LLC, an entity controlled by Mr. Dryden. Includes 1,228,670 shares issuable upon exercise of Warrants. The address for Mr. Dryden is 1300 17th Street, Suite 820, Arlington, Virginia, 20009.

(4)    Excludes the Nesco’s common stock owned by Legacy Nesco Owner that Messrs. Kimmelman and D’Argenio may be deemed to beneficially own as managing members of ECP ControlCo (as defined below) that share power to vote and dispose of the securities beneficially owned by ECP ControlCo, which ultimately controls Legacy Nesco Owner, with the other managing members of ECP ControlCo. Messrs. Kimmelman and D’Argenio each disclaims any such beneficial ownership except to the extent of his indirect pecuniary interest in such shares.

(5)    Represents an aggregate of 1,166,667 shares of Nesco common stock issuable upon exercise of Warrants held by Calculated Risk Partners, LP, a family limited partnership the general partner of which is controlled by Mr. Stoops and his wife.

(6)    Includes 5,742 shares of Nesco common stock issuable upon exercise of Warrants.

(7)    Includes (i) 64,450 shares held by Energy Capital Partners III, LP (“ECP III”), (ii) 2,169,601 shares held by Energy Capital Partners III-A, LP (“III-A”), (iii) 262,015 shares held by Energy Capital Partners III-B, LP (“III-B”), (iv) 896,947 shares held by Energy Capital Partners III-C. LP (“III-C”), (v) 1,106,987 shares held by Energy Capital Partners III-D, LP (“III-D”), (vi) 2,392,808 shares issuable to NESCO Holdings, LP (“Legacy Nesco Owner”) upon exercise of Warrants, and (vii) 21,238,988 shares held by Legacy Nesco Owner. The business address of Legacy Nesco Owner is 6714 Pointe Inverness Way, Suite 220, Fort Wayne, Indiana 46804. NESCO Holdings GP, LLC is the general partner of Legacy Nesco Owner and as such may be deemed to beneficially own the shares held by Legacy Nesco Owner. ECP III, III-A, III-B, III-C, III-D, LP, and Energy Capital Partners III (NESCO Co-Invest), LP, a Delaware limited partnership (collectively, the “ECP Funds”), collectively own 100% of NESCO Holdings GP, LLC and as such may be deemed to beneficially own the shares held by NESCO Holdings GP, LLC. ECP ControlCo, LLC (“ECP ControlCo”) is the managing member of Energy Capital Partners III, LLC (“ECP III GP LLC”), which is (i) the general partner of Energy Capital Partners GP III, LP (“ECP III GP LP”), which is the general partner of each of the ECP III, III-A, III-B, III-C and III-D, and, (ii) the managing member of Energy Capital Partners GP III Co-Investment (NESCO), LLC, which is the general partner of Energy Capital Partners III (NESCO Co-Invest), LP, and, as such, each of ECP Control Co, ECP III GP LLC, ECP III GP LP and Energy Capital Partners GP III Co-Investment(NESCO), LLC may be deemed to beneficially own the shares beneficially owned by the ECP Funds, as applicable. Douglas Kimmelman, Andrew Singer, Peter Labbat, Tyler Reeder and Rahman D’Argenio are the managing members of ECP ControlCo and share the power to vote and dispose of the securities beneficially owned by ECP ControlCo. As such, Messrs. Kimmelman, Singer, Labbat, Reeder and D’Argenio disclaim any beneficial ownership of the shares beneficially owned by ECP ControlCo except to the extent of their indirect pecuniary interest in such shares. The address for each person and entity in this footnote is 51 John F. Kennedy Parkway, Suite 200, Short Hills, New Jersey 07078.

(8)    Includes 2,457,338 shares of Nesco common stock issuable upon exercise of Warrants. The address for this entity is 1300 17th Street, Suite 820, Arlington, Virginia, 20009.

(9)    Includes 1,228,670 shares of Nesco common stock issuable upon exercise of Warrants. The address for this entity is 1300 17th Street, Suite 820, Arlington, Virginia, 20009.

(10)    The business address of this entity is 901 South Bond Street, Suite #400, Baltimore, Maryland 21231. Represents shares held by Brown Investment Advisory & Trust Company and Brown Advisory LLC, two subsidiaries of Brown Advisory Incorporated. Information derived from a Schedule 13G/A filed on February 14, 2020.

(11)    The business address of this entity is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601. Alyeska Investment Group, L.P. is a registered investment advisor. Alyeska Fund GP, LLC is the general partner and control person of Alyeska Master Fund, L.P. Alyeska Fund 2 GP, LLC is the general partner and control person of Alyeska Master Fund 2, L.P. Alyeska Fund 3 GP, LLC, is the general partner and control person of Alyeska Master Fund 3, L.P. Anand Parekh is the chief executive officer and control person of Alyeska Investment Group, L.P. Information derived from a Schedule 13G/A filed on February 14, 2020.

(12)    Includes 2,295,814 shares of Nesco common stock held by Brookfield Credit Opportunities Master Fund, L.P. (“BCOMF”), of which 1,362,480 shares are issuable upon exercise of Warrants held by BCOMF and 404,175 shares of Nesco common stock held by OC 538 Offshore Fund, L.P. (“OC538”), of which 251,970 shares are issuable upon exercise of Warrants held by OC538. Brookfield Credit Opportunities Fund GP, LLC (“BCOF GP”) is the general partner of BCOMF and may be deemed to have shared beneficial ownership of the shares of common stock of which BCOMF is the record owner. OC 538 GP, Ltd. (“OC538 GP”) is the general partner of OC538 and may be deemed to have shared beneficial ownership of the shares of common stock of which OC538 is the record owner. Brookfield Asset Management Private Institutional Capital Adviser (Credit), LLC (“BAMPIC (Credit)”) is the investment manager of BCOMF and OC538, and may be deemed to share beneficial ownership of the shares of common stock of which BCOMF and OC538 are the record owners, respectively. Brookfield Asset Management Inc. (“BAM”), by virtue of its relationship to BAMPIC (Credit), may be deemed to share beneficial ownership of the shares of common stock over which BAMPIC (Credit) may share beneficial ownership. Partners Limited, by virtue of its relationship with BAM, may be deemed to share beneficial ownership of the shares of common stock of which BAM may share beneficial ownership. The address for each person and entity in this footnote is 181 Bay Street, Suite 300, Brookfield Place, Toronto, Ontario M5J 2T3, Canada. Information derived from a Schedule 13G/A filed on February 19, 2020.
Equity Compensation Plan Information
The following table summarizes the information regarding equity awards outstanding and available for future grants as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by security holders(1)	2,170,000	(2)	$9.60	(3)	980,000
Equity compensation plans not approved by security holders	—		$—		—
Total	2,170,000		$9.60		980,000
1 Consists of our 2019 Omnibus Incentive Plan.
2 Includes 1,513,334 outstanding stock options and 656,666 unvested stock units.
3 Includes the weighted average exercise price for outstanding options only; restricted stock units do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

ECP and their affiliates have ownership interests in a broad range of companies. Nesco has entered into commercial transactions in the ordinary course of its business with a subsidiary of PLH Group, Inc., a company partially owned by an affiliate of ECP. Revenues derived from these transactions have totaled $11.5 million, $9.9 million and $6.0 million for each of the years ended December 31, 2019, 2018 and 2017, respectively. Accounts receivable at December 31, 2019 and 2018 was $10.2 million and $0.2 million, respectively.
Family Relationships
There are no family relationships between any of Nesco’s executive officers and directors or director nominees.
Independence of Directors
As a result of our common stock being listed on the NYSE, we adhere to the rules of such exchange in determining whether a director is independent. Our board of directors has consulted, and will consult, with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The parties have determined that Messrs. Plummer, Kimmelman, D’Argenio, Stoops, Dryden, Ein and Holthaus are considered independent directors. For additional information see Item 10 to this Annual Report.

Item 14. Principal Accounting Fees and Services

Independent Auditors’ Fees
Deloitte & Touche LLP (“Deloitte”) acted as Nesco’s independent registered public accounting firm for the year ended December 31, 2019. The following is a summary of fees paid or to be paid to Deloitte for services rendered.

•
Audit Fees.    Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Deloitte in connection with regulatory filings. The aggregate fees billed by Deloitte for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 totaled $642,000. The above amount include interim procedures and audit fees, as well as attendance at audit committee meetings.

•	Tax Fees. We paid Deloitte $194,810 for tax compliance, tax planning and tax advice for the year ended December 31, 2019.

•	All Other Fees. We did not pay Deloitte for other services for the year ended December 31, 2019.
Audit Committee Pre-Approval Policies and Procedures
The audit committee pre-approved all the foregoing services. In accordance with Section 10A(i) of the Exchange Act, before Nesco engages its independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by its audit committee.

PART IV

Item 15. Financial Statement Schedule and Exhibits

(a) Financial Statement Schedule

Condensed Financial Information of Nesco Holdings, Inc.
for the years ended December 31, 2019, 2018 and 2017

Nesco Holdings, Inc.
Condensed Parent Company Balance Sheets

(in $000s, except share data)	December 31, 2019	December 31, 2018
Total Assets	$—	$—

Liabilities and Stockholders’ Deficit
Deferred tax liabilities	$5,205	$11,191
Negative investment in subsidiaries	12,111	152,553
Total long-term liabilities	17,316	163,744

Commitments and contingencies (see Note 3)

Stockholders’ Deficit
Common stock - $0.0001 par value, 250,000,000 shares authorized, 49,033,903 and 21,660,638 shares issued and outstanding, at December 31, 2019 and December 31, 2018, respectively	5	2
Additional paid-in capital	427,391	254,310
Accumulated deficit	(444,712)	(417,660)
Accumulated other comprehensive loss	—	(396)
Total stockholders’ deficit	(17,316)	(163,744)
Total Liabilities and Stockholders’ Deficit	$—	$—

See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Condensed Parent Company Statements of Operations

	Year ended December 31,
(in $000s, except share and per share data)	2019	2018	2017
Operating Expenses
Selling, general, and administrative expenses	$816	$—	$—
Total operating expenses	816	—	—
Operating Loss	(816)	—	—

Other Expense
Equity in net loss of subsidiaries	32,222	13,821	30,588
Other expense	—	—	—
Total other expense	32,222	13,821	30,588

Loss Before Income Taxes	(33,038)	(13,821)	(30,588)
Income Tax (Benefit) Expense	(5,986)	1,705	(3,493)
Net Loss	$(27,052)	$(15,526)	$(27,095)

See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Condensed Parent Company Statements of Comprehensive Loss

	Year ended December 31,
(in $000s)	2019	2018	2017
Net loss	$(27,052)	$(15,526)	$(27,095)
Other comprehensive loss
Interest rate collar (net of taxes of $285 in 2019)	396	(396)	—
Other comprehensive loss	396	(396)	—
Comprehensive loss	$(26,656)	$(15,922)	$(27,095)

See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Condensed Parent Company Statements of Cash Flows

	Year Ended December 31,
(in $000s)	2019	2018	2017
Net cash flow used in operating activities	$(179,491)	$(14,430)	$(31,453)

Investing Activities
Changes in investment in subsidiaries	32,222	14,430	31,453
Net cash flow from investing activities	32,222	14,430	31,453

Proceeds from merger and recapitalization	147,269	—	—
Net cash flow from financing activities	147,269	—	—

Net Change in Cash	—	—	—
Cash at Beginning of Period	—	—	—
Cash at End of Period	$—	$—	$—

See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Notes to Condensed Parent Company Financial Statements

Note 1: Basis of Presentation

Nesco Holdings, Inc. (“Holdings”), a Delaware corporation, serves as the parent for its primary operating company, NESCO, LLC. NESCO, LLC, an Indiana limited liability company and is engaged in the business of providing a range of services and products to customers through rentals of specialty equipment, sales of parts related to the specialty equipment, and repair and maintenance services related to that equipment.

Holdings’ wholly-owned subsidiaries include Capitol Intermediate Holdings, LLC, Capitol Investment Merger Sub 2, LLC, NESCO Holdings II, Inc., NESCO, LLC, NESCO Finance Corporation, NESCO Investments, LLC, NESCO International, LLC, and El Alquiler S. de R.L. de C.V.
These parent company condensed financial statements should be read in conjunction with the Holdings consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, Holdings’ wholly owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).
On April 7, 2019, NESCO Holdings I, Inc. (who was the parent company prior to the consummation of the transaction), entered into a definitive agreement with Capitol Investment Corp. IV. Refer to Note 1, Business and Organization, under the heading entitled “Merger with Capitol Investments Corp. IV” to the Holdings consolidated financial statements for information about this transaction.
Note 2: Debt
Holdings’ subsidiaries have debt obligations under a revolving credit facility that are guaranteed by Holdings and each of its direct and indirect, existing and future, material wholly-owned domestic subsidiaries. Obligations under the revolving credit facility will be secured by a first-priority lien on substantially all the assets of Holdings and its subsidiaries. The obligations contain customary financial and non-financial covenants, including covenants that impose restrictions on, among other things, additional indebtedness, liens, investments, advances, guarantees and mergers and acquisitions. These covenants also place restrictions on asset sales, dividends and certain transactions with affiliates. Refer to Note 10, Debt and Capital Leases, to the Holdings consolidated financial statements for information about Holdings’ subsidiaries’ debt obligations.
Note 3: Commitments and Contingencies
Refer to Note 9, Commitments and Contingencies, to the Holdings consolidated financial statements for information about commitments and contingencies.
Note 4: Income Taxes
Refer to Note 14, Income Tax, to the Holdings consolidated financial information about Holdings’ subsidiaries’ income taxes.

(b) Exhibits

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

4.6	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act.
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

10.2
Secured Asset Based Loan Credit Agreement, dated as of July 31, 2019, among Capitol Investment Merger Sub 2, LLC, JPMorgan Chase Bank, N.A., Fifth Third Bank, Morgan Stanley Senior Funding, Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Island Branch, and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on March 12, 2020).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
10.4	Stockholders' Agreement (incorporated by reference to Exhibit 10.3 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
10.5	2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Capitol Investment Corp. IV's Current Report on Form 8-K filed on July 22, 2019).
21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
This certificate is being furnished herewith solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

+
Certain schedules, annexes, and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

Item 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESCO HOLDINGS, INC. (Registrant)

Date:	March 13, 2020	/s/ Lee Jacobson
Lee Jacobson, Chief Executive Officer

Date:	March 13, 2020	/s/ Bruce Heinemann
Bruce Heinemann, Chief Financial Officer

Date:	March 13, 2020	/s/ R. Todd Barrett
R. Todd Barrett, Chief Accounting Officer

POWER OF ATTORNEY

The undersigned directors and officers of Nesco hereby constitute and appoint Lee Jacobson, Bruce Heinemann and R. Todd Barrett with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Plummer	Chairman of the Board	March 13, 2020
William Plummer

/s/ Mark D. Ein	Vice Chairman	March 13, 2020
Mark D. Ein

/s/ Rahman D’Argenio	Director	March 13, 2020
Rahman D’Argenio

/s/ L. Dyson Dryden	Director	March 13, 2020
L. Dyson Dryden

/s/ Jennifer Gray	Director	March 13, 2020
Jennifer Gray

/s/ Matthew Himler	Director	March 13, 2020
Matthew Himler

/s/ Gerard E. Holthaus	Director	March 13, 2020
Gerad E. Holthaus

/s/ Doug Kimmelman	Director	March 13, 2020
Doug Kimmelman

/s/ Jeffrey Stoops	Director	March 13, 2020
Jeffrey Stoops