Form 10-Q
period 2020-03-31
NESCO HOLDINGS, INC.
filed 2020-05-07
CIK 1709682

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   x     NO   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES   x    NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐     NO  x
The number of ordinary shares outstanding of NESCO Holdings, Inc. as of May 1, 2020, was 49,033,903.

Nesco Holdings, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS
Nesco Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	March 31, 2020	December 31, 2019
Assets
Current Assets
Cash	$10,236	$6,302
Accounts receivable, net of allowance of $4,685 and $4,654 respectively	70,282	71,323
Inventory	30,738	33,001
Prepaid expenses and other	5,251	5,217
Total current assets	116,507	115,843
Property and equipment, net	9,802	6,561
Rental equipment, net	380,053	383,420
Goodwill and other intangibles, net	308,014	308,747
Notes receivable	691	713
Total Assets	$815,067	$815,284
Liabilities and Stockholder's Deficit
Current Liabilities
Accounts payable	$28,038	$41,172
Accrued expenses	15,165	27,590
Deferred rent income	1,753	2,270
Current maturities of long-term debt	1,601	1,280
Current portion of capital lease obligations	7,430	5,451
Total current liabilities	53,987	77,763
Long-term debt, net	749,111	713,023
Capital leases	18,898	22,631
Deferred tax liabilities	12,940	12,288
Interest rate collar	7,671	1,709
Total long-term liabilities	788,620	749,651

Commitments and contingencies (see Note 9)

Stockholders' Deficit
Common stock - $0.0001 par value, 250,000,000 shares authorized, 49,033,903 shares issued and outstanding, at March 31, 2020 and December 31, 2019	5	5
Additional paid-in capital	433,136	432,577
Accumulated deficit	(460,681)	(444,712)
Total stockholders' deficit	(27,540)	(12,130)
Total Liabilities and Stockholders' Deficit	$815,067	$815,284
See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(in $000s, except share and per share data)	2020	2019
Revenue
Rental revenue	$50,994	$45,642
Sales of rental equipment	9,093	7,399
Sales of new equipment	7,577	2,350
Parts sales and services	14,079	6,101
Total Revenue	81,743	61,492
Cost of Revenue
Cost of rental revenue	13,786	11,057
Depreciation of rental equipment	20,112	16,731
Cost of rental equipment sales	7,728	5,934
Cost of new equipment sales	6,654	1,806
Cost of parts sales and services	11,360	4,850
Major repair disposals	700	762
Total cost of revenue	60,340	41,140
Gross Profit	21,403	20,352
Operating Expenses
Selling, general and administrative expenses	11,618	7,579
Licensing and titling expenses	821	653
Amortization and non-rental depreciation	716	770
Transaction expenses	736	2,510
Other operating expenses	716	150
Total Operating Expenses	14,607	11,662
Operating Income	6,796	8,690
Other Expense
Interest expense, net	16,014	14,993
Other (income) expense, net	6,021	(13)
Total other expense	22,035	14,980
Loss Before Income Taxes	(15,239)	(6,290)
Income Tax Expense	730	434
Net Loss	$(15,969)	$(6,724)
Loss per Share:
Basic and diluted	$(0.33)	$(0.31)
Weighted-average-common shares outstanding:
Basic and diluted	49,033,903	21,660,638
See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended March 31,
(in $000s)	2020	2019
Net loss	$(15,969)	$(6,724)
Other comprehensive loss
Interest rate collar (net of taxes of $112 in 2019)	—	88
Other comprehensive loss	—	88
Comprehensive loss	$(15,969)	$(6,636)
There were no reclassifications from accumulated other comprehensive loss reflected in the Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2020 and 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in $000s)	2020	2019
Operating Activities
Net (loss) income	$(15,969)	$(6,724)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	20,377	16,996
Amortization - intangibles	691	724
Amortization - financing costs	711	677
Provision for losses on accounts receivable	777	692
Share-based payments	559	128
Gain on sale of rental equipment and parts	(2,213)	(1,977)
Gain on insurance proceeds - damaged equipment	(120)	(452)
Major repair disposal	700	762
Change in fair value of derivative	5,963	—
Deferred tax (benefit) expense	652	271
Changes in assets and liabilities:
Accounts receivable	1,207	1,823
Inventory	176	(4,299)
Prepaid expenses and other	(34)	(3,413)
Accounts payable	(3,352)	10,297
Accrued expenses and other liabilities	(12,427)	(8,163)
Unearned income	(517)	(3,437)
Net cash flow from operating activities	(2,819)	3,905
Investing Activities
Purchase of equipment - rental fleet	(33,347)	(13,704)
Proceeds from sale of rental equipment and parts	9,960	7,628
Insurance proceeds from damaged equipment	365	797
Purchase of other property and equipment	(4,168)	(1,656)
Net cash flow from investing activities	(27,190)	(6,935)
Financing Activities
Borrowings under revolving credit facilities	35,680	15,000
Repayments under revolving credit facilities	—	(9,000)
Repayments of notes payable	—	(183)
Capital lease payments	(1,737)	(1,166)
Finance fees paid	—	20
Net cash flow from financing activities	33,943	4,671
Net Change in Cash	3,934	1,641
Cash at Beginning of Period	6,302	2,140
Cash at End of Period	$10,236	$3,781

Supplemental Cash Flow Information
Cash paid for interest	$24,977	$23,570
Cash paid for income taxes	76	136
Non-Cash Investing and Financing Activities
Transfer of parts inventory to leased equipment	2,087	1,470
Rental equipment and property and equipment purchases in accounts payable	11,861	20,868
Rental equipment sales in accounts receivable	5,627	3,050
Insurance recoveries accrued in accounts receivable	—	424
See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
(in $000s, except share data)	Shares	Amount
Balance, December 31, 2019	49,033,903	$5	$432,577	$(444,712)	$—	$(12,130)
Net loss	—	—	—	(15,969)	—	(15,969)
Share-based payments	—	—	559	—	—	559
Balance, March 31, 2020	49,033,903	$5	$433,136	$(460,681)	$—	$(27,540)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2018	21,660,638	$2	$259,298	$(417,660)	$(396)	$(158,756)
Net loss	—	—	—	(6,724)	—	(6,724)
Share-based payments	—	—	128	—	—	128
Interest rate collar	—	—	—	—	88	88
Balance, March 31, 2019	21,660,638	$2	$259,426	$(424,384)	$(308)	$(165,264)

See accompanying notes to unaudited condensed consolidated financial statements.

 Nesco Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Business and Organization
Organization
Nesco Holdings, Inc. (“Holdings”), a Delaware corporation, serves as the parent for our primary operating company, NESCO, LLC. NESCO, LLC, an Indiana limited liability company, and its wholly owned subsidiaries (collectively, with Holdings, “we,” “our,” “us,” “Nesco,” or the "Company"), is engaged in the business of providing a range of services and products to customers through rentals of specialty equipment, sales of parts related to the specialty equipment, and repair and maintenance services related to that equipment.
Our wholly-owned subsidiaries include NESCO Holdings I, Inc. ("Holdings I"), NESCO Finance Corporation, a Delaware corporation, NESCO Investments, LLC, a Delaware limited liability company, NESCO International, LLC, a Delaware limited liability company, and NESCO El Alquiler S. de R.L. de C.V., an operating company in Mexico.
We are a specialty equipment rental provider to the electric utility transmission and distribution, telecommunications and rail industries in North America. Our core business relates to our fleet of specialty rental equipment that is utilized by service providers in infrastructure improvement work. Specifically, we offer our specialized equipment to a diverse customer base, including utilities and primarily contractors, for the maintenance, repair, upgrade and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks and rail systems, as well as a small percentage for lighting and signage. We rent and sell a broad range of new and used equipment, including bucket trucks, digger derricks, line equipment, cranes, pressure diggers, and underground equipment, which forms our Equipment Rental and Sales ("ERS") segment. To complement our fleet, we also provide a one-stop shop for existing and prospective Nesco customers in the same end markets of electric lines, telecommunications networks and rail systems; to purchase or rent parts, tools, and accessories needed to outfit their specialty truck fleet. These activities form our Parts, Tools, and Accessories (“PTA”) segment. We are positioned to serve all 50 U.S. states and 13 Canadian provinces and territories via our network of over 70 locations in the United States and Canada.

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
Finance leases - The accounting and recognition for leases qualifying as finance leases is similar to the accounting and recognition required under ASC Topic 840, "Leases (“Topic 840”)," for capital leases. As of March 31, 2020, we have capital lease obligations of approximately $26.3 million. When we make our contractually required payments under the capital leases, we allocate a portion to reduce the capital lease obligation and a portion is recognized as interest expense. The assets leased under the capital leases are included in rental equipment, and depreciation thereon is recognized in cost of rental revenue.
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
Under Topic 842, lessor accounting will remain substantially similar to the current accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASC Topic 606," Revenue from Contracts with Customers (“Topic 606”)," specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. On July 30, 2018, the FASB issued ASU 2018-11, which created a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single lease component. We are currently in the process of evaluating whether our lease arrangements will meet the criteria under the practical expedient to account for lease and non-lease components as a single lease component, which would alleviate the requirement upon adoption of Topic 842 that we reallocate or separately present lease and non-lease components.
Measurement of Current Expected Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings (deficit) in the period of adoption. For emerging growth companies electing the modified transition dates of non-public entities, this ASU is effective for fiscal years beginning after December 15, 2022.We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350)," intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of a reporting unit’s goodwill (as if purchase accounting were performed on the testing date) to the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the expected impact on our financial statements.
Revenue Recognition
Following the adoption of Topic 606, as of January 1, 2018, we recognized revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 840, which addresses lease accounting, for which we will adopt an update to this standard using the modified retrospective approach, as described herein. For the three months ended March 31, 2020 and 2019, we recognized rental revenue in accordance with Topic 840 Leases, which is the lease accounting standard.
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

	Three Months Ended March 31,			Three Months Ended March 31,
	2020			2019
(in $000s)	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental revenue	$48,913	$—	$48,913	$43,641	$—	$43,641
Shipping and handling	—	2,081	2,081	—	2,001	2,001
Total rental revenue	48,913	2,081	50,994	43,641	2,001	45,642
Sales and services:
Sales of rental equipment	—	9,093	9,093	—	7,399	7,399
Sales of new equipment	—	7,577	7,577	—	2,350	2,350
Parts and services	—	14,079	14,079	—	6,101	6,101
Total sales and services	—	30,749	30,749	—	15,850	15,850
Total revenue	$48,913	$32,830	$81,743	$43,641	$17,851	$61,492
Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers as well as charges to customers for damaged equipment. Effective July 1, 2019, damage billings are classified in rental revenue, given that the amounts are directly related to the Company's rental arrangements with its customers. Amounts for damages in comparable prior periods have been reclassified to rental revenue from parts and services ($0.7 million for the three months ended March 31, 2019). Additionally, sales of equipment, which are presented separately between sales of rental equipment and new equipment, were previously presented on a combined basis as equipment sales. For the three months ended March 31, 2019, sales of rental equipment were $7.4 million and sales of new equipment were $2.4 million.
Inventory
Inventory consisted of the following:

(in $000s)	March 31, 2020	December 31, 2019
Parts, tools and accessories inventory	$29,382	$30,174
Equipment inventory	1,356	2,827
Inventory	$30,738	$33,001

Rental and Property and Equipment
Rental and property and equipment consisted of the following:

(in $000s)	March 31, 2020	December 31, 2019
Rental equipment	$668,220	$658,564
Less: accumulated depreciation	(288,167)	(275,144)
Rental equipment, net	$380,053	$383,420
We recorded a major repair disposal expense of $0.7 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively, related to units needing major repairs.

(in $000s)	March 31, 2020	December 31, 2019
Property and equipment	$10,411	$10,082
Less: accumulated depreciation	(7,389)	(7,168)
Construction in progress	6,780	3,647
Property and equipment, net	$9,802	$6,561

Note 3: Segments
We operate and have two reportable business segments, Equipment Rental and Sales (“ERS”) and Parts, Tools, and Accessories (“PTA”). ERS provides rental solutions to utilities and contractors serving multiple infrastructure end-markets, including electric transmission and distribution, telecom, rail, lighting and signage. We rent and sell specialized equipment to utilities and utility contractors that build and maintain critical transmission and distribution infrastructure. Utilizing our national platform and rental fleet, we expanded our focus on equipment rental to the telecom, rail, lighting and signage end-markets. The majority of our existing equipment can be used across multiple end-markets and many of our customers operate in these multiple end-markets. We rent and sell a broad range of new and used equipment including bucket trucks, digger derricks, line equipment, cranes, pressure diggers, rail mounted equipment and underground equipment. Our PTA segment offers customers sale and rental solutions for parts, tools, and accessories to complement our specialty equipment line doing business servicing these same end-markets.
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

	Three Months Ended March 31,			Three Months Ended March 31,
	2020			2019
((in $000s)	ERS	PTA	Total	ERS	PTA	Total
Rental revenue(1)(2)	$47,053	$3,941	$50,994	$42,896	$2,746	$45,642
Sales of rental equipment	9,093	—	9,093	7,399	—	7,399
Sales of new equipment	7,577	—	7,577	2,350	—	2,350
Parts sales and services	—	14,079	14,079	—	6,101	6,101
Total revenues	63,723	18,020	81,743	52,645	8,847	61,492
Cost of revenue	27,320	12,908	40,228	18,654	5,755	24,409
Depreciation of rental equipment	18,976	1,136	20,112	15,661	1,070	16,731
Gross Profit	$17,427	$3,976	$21,403	$18,330	$2,022	$20,352
(1) As discussed in Note 2, Summary of Significant Accounting Policies, rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers as well as charges to customers for damaged equipment. Effective in 2019, billings to customers for damages are classified in rental revenue, given that the amounts are directly related to the Company’s rental arrangements with its customers. Amounts for damages in the comparable prior period have been reclassified to rental revenue from parts sales and services ($0.7 million for the three months ended March 31, 2019).
(2) Amounts for equipment rental revenue of $0.5 million for the three months ended March 31, 2019 previously reported in the PTA segment as rental revenue have been reclassified to the ERS segment to align the reportable segment information to the information our CODM began receiving on a regular basis in 2019.
Total assets by segment are not disclosed herein because asset by operating segment data is not reviewed by the CODM as the basis to assess performance and allocate resources.
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated loss before income taxes:

	Three Months Ended March 31,
(in $000s)	2020	2019
Gross profit	$21,403	$20,352
Selling, general and administrative expenses	11,618	7,579
Licensing and titling expenses	821	653
Amortization and non-rental depreciation	716	770
Transaction expenses	736	2,510
Other operating expenses	716	150
Other (income) expense	6,021	(13)
Interest expense, net	16,014	14,993
Loss before income taxes	$(15,239)	$(6,290)

We are positioned to serve all 50 U.S. states and 13 Canadian provinces and territories using our network of locations in North America. The following tables present revenue by country and total assets by country:

	Three Months Ended March 31,
(in $000s)	2020	2019
Revenue:
United States	$79,702	$59,684
Canada	1,369	1,655
Mexico (1)	672	153
	$81,743	$61,492

(1) On September 27, 2019, the Company began commencing activities for the closure of its Mexican operations, which is part of the ERS segment. For the three months ended March 31, 2020 and 2019, operations in Mexico generated a loss before income taxes of $0.5 million and $1.3 million, respectively.

(in $000s)	March 31, 2020	December 31, 2019
Assets:
United States	$804,649	$802,516
Canada	7,159	8,152
Mexico	3,259	4,616
	$815,067	$815,284

Note 4: Business Combination
On September 20, 2019, we entered into a stock purchase agreement with Truck Utilities, Inc. (“Truck Utilities”). Truck Utilities is a specialty rentals, parts, tools and accessories sales, service, equipment sales and truck upfitting company serving the electric transmission, distribution, telecom, and other regional end-markets. On November 4, 2019, we closed on the acquisition for a purchase price of approximately $44.7 million (net of cash acquired of $3.1 million), prior to certain capital expenditure adjustments of approximately $3.8 million. Truck Utilities’ rentals, equipment sales and truck upfitting operations were added to our ERS segment, while its parts, tools and accessories sales and service were added to our PTA segment. The transaction was financed by drawing on the 2019 Credit Facility.
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
We accounted for the acquisitions using the acquisition method of accounting. The purchase price has been allocated to the fair value of the tangible and identifiable intangible assets acquired as determined by management with the assistance of independent third parties. The results of operations of Truck Utilities has been included with the Company’s results since the date of the acquisition. Transaction costs associated with the acquisitions were expensed as incurred.
The fair value (which remains provisional) of the assets acquired and liabilities assumed as of the acquisition date is presented below.

(in $000s)
Current assets, net of current liabilities	$403
Property and equipment	78
Rental equipment	38,780
Customer relationships	2,820
Total identifiable assets acquired	42,081
Goodwill	9,439
Total consideration	$51,520

The preliminary values of intangible assets and goodwill related to the acquisition of Truck Utilities consists largely of the synergies and economies of scale provided by the acquired rental equipment portion of the business, as well as additional service center locations in the central Midwestern region of the United States. During the three months ended March 31, 2020 we recorded an adjustment to the preliminary fair value assigned to certain rental equipment, which reduced goodwill. This adjustment was not significant. Goodwill has been preliminarily allocated to the ERS and PTA reporting units in the amount of $5.9 million and $3.5 million, respectively.
The operating results of the acquisition has been reflected in the Company’s consolidated financial statements since the acquisition date. Truck Utilities reported revenue of $12.5 million and pretax income of $0.7 million in the three months ended March 31, 2020. The following pro forma information is presented for comparison purposes as if the Truck Utilities acquisition was completed as of January 1, 2019:

(in $000s)	Three Months Ended March 31, 2019
Total revenue	$72,505
Net loss	(6,415)
Basic and diluted net loss per share	(0.30)

Note 5: Debt
Debt obligations and associated interest rates consisted of the following as of March 31, 2020 and December 31, 2019 :

	March 31,	December 31,	March 31,	December 31,
(in $000s)	2020	2019	2020	2019
2019 Credit Facility	$285,680	$250,000	3.2%	4.2%
Senior Secured Notes due 2024	475,000	475,000	10.0%	10.0%
Notes Payable	3,543	3,525
Total debt outstanding	764,223	728,525
Deferred finance fees	(13,511)	(14,222)
Net debt	750,712	714,303
Less current maturities	(1,601)	(1,280)
Long-term debt	$749,111	$713,023

On March 10, 2020, we entered into an agreement (the “Incremental Agreement”) amending the 2019 Credit Facility. The Incremental Agreement amends the syndicate of banks for a new participant that increased the maximum amount of the facility by $35.0 million to a total of $385.0 million.

Note 6: Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

(in $000s)	March 31, 2020	December 31, 2019
Goodwill	$238,153	$238,195
Nesco trade name	28,000	28,000
Other intangible assets:
Trade names	1,030	1,030
Non-compete agreements	380	380
Customer relationships	52,880	52,880
	82,290	82,290
Less: accumulated amortization	(12,429)	(11,738)
Intangible assets, net	69,861	70,552
Goodwill and intangible assets	$308,014	$308,747

Goodwill related to our ERS segment and PTA segment was $229.4 million and $8.7 million, respectively, as of March 31, 2020, $229.5 million and $8.7 million, respectively, as of December 31, 2019.
We perform our annual goodwill impairment testing in the fourth quarter of each year. In addition to the annual impairment test, we regularly assess whether a triggering event has occurred which would require interim impairment testing. Despite the significant excess fair value identified in our 2019 impairment assessment, we determined that the decline in Nesco's market capitalization coupled with the uncertainties stemming from the broad economic impact as a result of the COVID-19 pandemic indicate that an impairment loss may have been incurred. Therefore, we qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired as of March 31, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business from the COVID-19 pandemic, and current discount rates.
Based on our interim impairment assessment as of March 31, 2020, we have determined that our goodwill and indefinite-lived intangible assets are not impaired. However, we are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business.

Note 7: Earnings per Share
The merger and other related transactions with Capitol Investment Corp. IV were accounted for as a reverse recapitalization. Earnings per share has been recast for all historical periods to reflect the Company's capital structure for all comparative periods.
Diluted net income (loss) per share includes the effects of potentially dilutive shares of common stock. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation, all of which have been excluded from the calculation of diluted net income (loss) per share because earnings are at a net loss and therefore, the potentially dilutive effect would be anti-dilutive. The share amounts of our potentially dilutive shares excluded aggregated 27.3 million.
The following table sets forth the computation of basic and dilutive loss per share:

	Three Months Ended March 31,
	2020	2019
Net loss (in $000s)	$(15,969)	$(6,724)
Weighted-average basic and diluted shares outstanding	49,033,903	21,660,638
Basic and diluted net loss per share	$(0.33)	$(0.31)

Note 8: Fair Value Measurements
FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

•	Level 1 - Unadjusted quoted prices for identical assets and liabilities in active markets;

•	Level 2 - Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable for the asset or liability, either directly or indirectly; and

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
March 31, 2020
2019 Credit Facility	$285,680	$—	$285,680	$—
Senior Secured Notes due 2024	475,000	—	427,500	—
Notes Payable	3,543	—	3,543	—
Derivative	7,671	—	7,671	—

December 31, 2019
2019 Credit Facility	$250,000	$—	$250,000	$—
Senior Secured Notes due 2024	475,000	—	494,000	—
Notes Payable	3,525	—	3,650	—
Derivative	1,709	—	1,709	—

Note 9: Financial Instruments
In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest rate exposure. These financial instruments are not used for trading or speculative purposes.
The fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets were as follows:

	Liability Derivatives
(in $000s)	March 31, 2020	December 31, 2019
Derivative instruments:
Interest rate collar	$7,671	$1,709
Total derivative instruments	$7,671	$1,709

Derivatives Not Designated as Hedges
On July 17, 2019, we entered into an interest rate collar agreement to mitigate the risk of changes in the interest rate paid during the contract period for $170.0 million of the Company's variable rate loans under the 2019 Credit Facility. Under the terms of the interest rate collar, we are required to pay the counterparty to the agreement an amount equal to the difference between a monthly LIBOR-based interest rate and a defined interest rate floor; conversely, we are entitled to receive from the counterparty an amount equal to the excess of a LIBOR-based interest rate and a defined interest rate cap. The required payments due to or due from the counterparty are calculated by applying the interest rate differential to the notional amount ($170.0 million) and are determined monthly through July 31, 2024. The interest rate collar expires in July 2024 and has not been designated as a cash flow hedge. Consequently, the change in fair value of the interest rate collar ($6.0 million in the three months ended March 31, 2020) is recognized in our Unaudited Condensed Consolidated Statements of Operations within Other (income) expense, net.
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
We entered into an interest rate collar on December 4, 2018, to hedge the interest rate risk associated with our previous revolving credit facility, which was repaid on the date of the merger with Capitol Investment Corp. IV. The interest rate collar was designated as a cash flow hedge and had a term extending to September 30, 2020. On July 17, 2019, we terminated the interest rate collar, which resulted in the hedge becoming undesignated. Accordingly, $0.8 million (net of income taxes of $0.3 million) was reclassified from accumulated other comprehensive loss to Other income (expense) net, in our Condensed Consolidated Statements of Operations during the year ended December 31, 2019.
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
Purchase Commitments
We enter into purchase agreements with manufacturers and suppliers of equipment for our rental fleet and inventory. All of these agreements are cancelable within a specified notification period to the supplier.

Note 11: COVID-19
On March 11, 2020, the World Health Organization ("the WHO") declared the rapid spread of the Coronavirus Disease 2019 ("COVID-19") a global health pandemic. Beginning in March, governmental authorities began imposing restrictions on non-essential activities as part of social distancing measures. These measures have adversely affected the global and North American economies. The end markets Nesco operates in have been identified by the United States Cybersecurity and Infrastructure Security Agency ("CISA") as a critical markets that should continue operating throughout the pandemic, appropriately modified to adhere to the U.S. Centers for Disease Control workforce and customer protection guidance.
We have undertaken efforts intended to maintain the health and safety of our employees and their families and to ensure the Company's continued financial and operational viability, especially in relation to our position as a supplier to critical industries. Employees whose tasks can be done offsite have been instructed to work from home.  Our service locations remain operational, and we are maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate.
While Nesco’s business is considered critical, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. Some of our customers are delaying projects, deferring capital equipment purchases and eliminating in-person sales meetings.  As a result, our business has been and will continue to be adversely impacted by the pandemic.  Since the pandemic began, management has been very focused on mitigating the effects to the business. Specific actions we have taken include a reduction in planned capital expenditures and investments in inventory for the year in addition to reductions in headcount and other selling, general and administrative expenses. We are continually monitoring the situation and will take additional measures we believe are appropriate as the situation continues to develop.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” or "Nesco” refers to Nesco Holdings, Inc. and its consolidated subsidiaries.
The information provided below supplements, but does not form part of, our financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of Nesco’s management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see the section entitled “Risk Factors” included herein and in our Annual Report on Form 10-K, filed with the SEC on March 16, 2020.

ORGANIZATION
On July 31, 2019, NESCO Holdings I, Inc. and NESCO Holdings, LP consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of April 7, 2019, which was amended on July 10, 2019 (as amended, the "Merger Agreement") by and among Capitol Investment Corp. IV ("Capitol"), Capitol Intermediate Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of Capitol (“Intermediate Holdings”), Capitol Investment Merger Sub 1, LLC, a Delaware limited liability company and wholly-owned subsidiary of Capitol (“Merger Sub”), Capitol Investment Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of Capitol Investment Corp. IV (“New HoldCo”). Pursuant to the Merger Agreement, (i) Capitol domesticated as a Delaware corporation and was renamed “Nesco Holdings, Inc.” (the “Domestication”), (ii) Merger Sub merged with and into Holdings I, with Holdings I surviving as a wholly-owned subsidiary of Capitol (the “Initial Merger”), and (iii) immediately after the Initial Merger, Holdings I merged with and into New HoldCo, with New HoldCo surviving as an indirect wholly-owned subsidiary of Capitol (the “Subsequent Merger,” and together with the Initial Merger, the “Mergers,” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Transactions”). As a result of the Transactions, Holdings I became a limited liability company and a wholly-owned subsidiary of Capitol, with Nesco Owner becoming a securityholder of Capitol. Upon the closing, Capitol’s common stock, warrants and units ceased trading, and upon the opening of trading on August 1, 2019, common stock and warrants began trading on the NYSE, respectively, under the symbols “NSCO” and “NSCO WS,” respectively.
For information related to our business operations, see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.
COVID-19
On March 11, 2020, the World Health Organization ("the WHO") declared the rapid spread of the Coronavirus Disease 2019 ("COVID-19") a global health pandemic. Beginning in March, governmental authorities began imposing restrictions on non-essential activities as part of social distancing measures. These measures have adversely affected the global and North American economies. The end markets Nesco operates in have been identified by the United States Cybersecurity and Infrastructure Security Agency ("CISA") as a critical markets that should continue operating throughout the pandemic, appropriately modified to adhere to the U.S. Centers for Disease Control workforce and customer protection guidance.
There are many uncertainties regarding the pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. While we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties, we have undertaken efforts intended to maintain the health and safety of our employees and their families and to ensure the Company's continued financial and operational viability, especially in relation to our position as a supplier to those critical industries identified in the Memorandum noted above.
While Nesco’s business is considered critical, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. Some of our customers are delaying projects, deferring capital equipment purchases and eliminating in-person sales meetings.  As a result, our business has been and will continue to be adversely impacted by the pandemic.  Since the pandemic began, management has been very focused on mitigating the effects to the business. Specific actions we have taken include a reduction in planned capital expenditures and investments in inventory for the year in addition to reductions in headcount and other selling, general and administrative expenses. We are continually monitoring the situation and will take additional measures we believe are appropriate as the situation continues to develop.

In our ERS segment, some of our end-user customers are delaying projects, deferring capital equipment purchases, and/or eliminating in-person sales meetings.  In additional, trade shows, industry conventions, and product demonstrations have been canceled and are continuing to be canceled.  As a result, our selling activities and our ability to convert those activities into actual sales have been and will continue to be adversely impacted by the pandemic.  In our PTA segment, distribution projects are often in population centers and several municipalities have elected to postpone non-emergency distribution repair projects to limit contact with the general public.  While several PTA projects have been postponed while current social distancing measures are in effect, we are not aware of any projects that have been canceled. In addition, management is focused on mitigating the effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time, energy, resources, and focus.

FINANCIAL OVERVIEW
We use a variety of operational and financial metrics, including non-GAAP financial measures, such as Adjusted EBITDA, to enable us to analyze our performance and financial condition. We utilize these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of performance. Some of these measures are commonly used in our industry to evaluate performance. We believe these non-GAAP measures provide expanded insight to assess performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, our non-GAAP financial measures may not be comparable to measures used by other companies within the industry.
The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. You should read this discussion and analysis of our results of operations and financial condition together with the consolidated financial statements and the related notes thereto also included within.
Measures Related to our Fleet
We consider the following key operational measures when evaluating our performance and making day-to-day operating decisions:
Equipment on rent - Equipment on rent is the original equipment cost (“OEC”) of units rented to customers at a given point in time. Average equipment on rent is calculated as the weighted-average equipment on rent during the stated period. OEC represents the original equipment cost by fleet type over a period of time, exclusive of the effect of adjustments to rental equipment fleet acquired in business combinations. This adjusted measure of OEC is used by our creditors pursuant to our credit agreements, wherein this is a component of the basis for determining compliance with our financial loan covenants. Additionally, the pricing of our rental contracts and equipment sales prices for our equipment is based upon OEC, and we measure a rate of return from our rentals and sales using OEC. OEC is a widely used industry metric to compare fleet dollar value independent of depreciation.
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
Adjusted EBITDA
Adjusted EBITDA is also a financial performance measure that we use to monitor our results from operations, to measure our performance against our debt covenants and in measuring our performance relative to that of our competitors.

We believe the presentation of Adjusted EBITDA enhances an investor’s understanding of our financial performance because it is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. Such items are excluded pursuant to the definition of Adjusted EBITDA in the 2019 Credit Facility and the Indenture, Adjusted EBITDA is the basis for several financial loan covenants contained in the 2019 Credit Facility. We believe that Adjusted EBITDA provides investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, service debt and undertake capital expenditures. We use these financial measures for business planning purposes, for loan compliance purposes, and in measuring our performance relative to that of our competitors.
Nesco’s use of the terms EBITDA and Adjusted EBITDA may vary from that of others in its industry and therefore are limited in their usefulness as comparative measures. These financial measures should not be considered as alternatives to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP as measures of operating performance, operating cash flows or as measures of liquidity. Non-GAAP financial measures should not be relied upon to the exclusion of U.S. GAAP financial measures. We encourage investors to review our non-GAAP financial measures together with our U.S. GAAP results and historical consolidated financial statements, and not in isolation. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Accordingly, our non-GAAP financial measures may not be comparable to similar measures used by other companies.
Adjusted EBITDA includes an adjustment to exclude the effects of purchase accounting adjustments when calculating the cost of used equipment sold. When equipment is purchased in connection with a business combination, the equipment is revalued to its then current fair value for accounting purposes. The consideration transferred (i.e., the purchase price) in a business combination is allocated to the fair value of equipment as of the acquisition date, with depreciation recorded thereafter following our accounting policies; however, this may not be indicative of our actual cost to acquire new equipment that we add to our fleet apart from a business acquisition. Additionally, the pricing of our rental contracts and equipment sales prices for our equipment is based upon OEC, and we measure a rate of return from our rentals and sales using OEC. As indicated above, the agreements governing our indebtedness define this adjustment to EBITDA, as such, and we believe this metric is a better indication of our true cost of equipment sales due to the removal of the purchase accounting adjustments.

Consolidated Operating Results Three Months Ended March 31, 2020 and 2019

(in $000s)	Three Months Ended March 31, 2020	% of revenue	Three Months Ended March 31, 2019	% of revenue
Rental revenue	$50,994	62.4%	$45,642	74.2%
Sales of rental equipment	9,093	11.1%	7,399	12.0%
Sales of new equipment	7,577	9.3%	2,350	3.8%
Parts sales and services	14,079	17.2%	6,101	9.9%
Total Revenue	81,743	100.0%	61,492	100.0%
Cost of revenue	40,228	49.2%	24,409	39.7%
Depreciation of rental equipment	20,112	24.6%	16,731	27.2%
Gross Profit	21,403	26.2%	20,352	33.1%
Operating expenses	14,607		11,662
Operating Income	6,796		8,690
Other Expense	22,035		14,980
Loss Before Income Taxes	(15,239)		(6,290)
Income Tax Expense	730		434
Net Loss	$(15,969)		$(6,724)
Total Revenue
Total revenue for the three months ended March 31, 2020, increased by $20.3 million, or 32.9%, compared to the same period in 2019. Rental revenue increased $5.4 million, or 11.7%, compared to the same period in 2019. This increase is primarily a result of an increase in average equipment on rent, which grew 10.2% to $499.8 million in the first quarter 2020, compared to $453.6 million in the same quarter of 2019. Sales of rental equipment, which can vary from quarter to quarter, increased $1.7 million, or 22.9%, and sales of new equipment increased $5.2 million, or 222.4%, compared to the same period in 2019. Parts sales and service revenue increased $8.0 million, or 130.8%, compared to the same period in 2019 as a result of investments to expand our Parts, Tools and Accessories segment. The Truck Utilities acquisition completed in November 2019 contributed $12.5 million to total revenue.
Total Cost of Revenue
Total cost of revenue, excluding depreciation of $20.1 million, for the three months ended March 31, 2020, increased by $15.8 million, or 64.8%, compared to the same period in 2019 ($19.2 million, or 46.7%, including depreciation). The increase is primarily due to a 71.0% increase in equipment sales, with $6.6 million of costs related to those sales. Additionally, the 130.8% increase in parts sales and service revenue resulted in a $6.5 million increase of costs related those sales.
Operating Expenses
Operating expenses for the three months ended March 31, 2020 increased $2.9 million, or 25.3%, compared to the same period in 2019. The increase is primarily due to an increase in selling, general and administrative expenses of $4.0 million. Selling, general and administrative expenses increased due to the combination of the acquisition of Truck Utilities; growth in personnel expenses necessary as a new public company in addition to other public company costs; and increased commissions as a result of higher revenue. Offsetting this increase is a reduction in transaction expenses of $1.8 million, which were directly related to the Transactions with Capitol in 2019.
Other Expense
Other expense for the three months ended March 31, 2020 increased $7.1 million, or 47.1%, compared to the same period in 2019. This is primarily a result of a change in fair value of an interest rate collar, which is an undesignated hedging instrument. The resulting expense in the current quarter related to the collar was approximately $6.0 million. In addition, net interest expense increased by $1.0 million due to the Senior Secured Notes that were issued in a private placement in the second half of 2019, as well as the amortization of associated deferred financing costs.
Income Tax Expense
Income tax expense was $0.7 million for the three months ended March 31, 2020. Due to our valuation allowance on our net operating loss and interest deduction limitation carryforwards, we have not recognized a deferred tax benefit when we report pretax losses because we have determined the realization of tax benefits for the carryforwards to be uncertain. Our income tax expense reflects an increase in our deferred tax liabilities associated with our non-tax deductible tradename intangible asset and goodwill as well as foreign taxes incurred in Canada and Mexico.
Financial Performance
We believe that our operating model, together with our highly variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We are able to generate substantial free cash flow through our earnings, as well as sales of used equipment. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue. We principally evaluate financial performance based on five measurements: Adjusted EBITDA, fleet count, fleet utilization, equipment dollars ("OEC") on rent and rental rate per day. The following table summarizes these operating metrics.
The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Financial performance for the three months ended March 31, 2019 and 2020:

	Three Months Ended March 31,
(in $000s, except fleet count and rate per day)	2020	2019	change	(%)
Adjusted EBITDA (a)	$32,061	$30,434	$1,627	5.3%
Average equipment on rent (b)	$499,756	$452,146	$47,610	10.5%
Average fleet count	4,627	3,913	714	18.2%
Average fleet utilization (c)	75.9%	82.2%	(6.3)%	(7.7)%
Average rental rate per day (d)	$137.77	$137.46	$0.31	0.2%

(a) EBITDA represents net income (loss) before interest, provision for income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA as further adjusted for (1) non-cash purchase accounting impact, (2) transaction and process improvement costs, including the effect of the cessation of operations in Mexico, (3) major repairs, (4) share-based payments, (5) other non-recurring items, and (6) the change in fair value of derivative instruments. These metrics are subject to certain limitations. See "Financial Overview—Adjusted EBITDA" and the reconciliation of Adjusted EBITDA to U.S. GAAP net income (loss) below.
(b) Average equipment on rent is the average original equipment cost of units on rent during the period. The measure provides a value dimension to the fleet utilization statistics. This metric has been adjusted to exclude Mexico, which the Company commenced exit activities in the third quarter of 2019.
(c) Average fleet utilization for the period is calculated as the total number of invoiced days divided by the total number of available equipment days. This metric has been adjusted to exclude Mexico, which the Company commenced exit activities in the third quarter of 2019.
(d) Average rental rate per day for the period is calculated as total rental revenue excluding freight and damaged billings divided by the total rental days, which represents the number of billable days in the period aggregated across all units in the fleet. This metric has been adjusted to exclude Mexico, which the Company commenced exit activities in the third quarter of 2019.
Adjusted EBITDA
Adjusted EBITDA increased $1.6 million, or 5.3%, from $30.4 million for the three months ended March 31, 2019 to $32.1 million for the three months ended March 31, 2020. This increase can be primarily attributed to a $4.4 million increase in gross profit, excluding depreciation of $20.1 million, for the three months ended March 31, 2020 as compared to the same period in 2019, driven by growth across all revenue streams. Core rental gross profit was the main driver of gross profit growth in the first quarter, contributing $37.2 million of gross profit excluding depreciation of $20.1 million, a $2.6 million or 7.6% year over year increase.
The following is a reconciliation from U.S. GAAP net loss to Adjusted EBITDA for the three months ended March 31, 2020 and 2019 and a reconciliation from Adjusted EBITDA to U.S. GAAP net cash from operating activities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(in $000s)	2020	2019
Net loss	$(15,969)	$(6,724)
Interest expense	16,014	14,993
Income tax expense	730	434
Depreciation expense	20,377	16,996
Amortization expense	691	724
EBITDA	21,843	26,423
Adjustments:
Non-cash purchase accounting impact (1)	917	611
Transaction and process improvement costs (2)	2,079	2,510
Major repairs (3)	700	762
Share-based payments (4)	559	128
Change in fair value of derivative (5)	5,963	—
Adjusted EBITDA	$32,061	$30,434

	Three Months Ended March 31,
(in $000s)	2020	2019
Adjusted EBITDA	$32,061	$30,434
Adjustments:
Change in fair value of derivative (5)	(5,963)	—
Share-based payments (4)	(559)	(128)
Major repairs (3)	(700)	(762)
Transaction and process improvement costs (2)	(2,079)	(2,510)
Non-cash purchase accounting impact (1)	(917)	(611)
EBITDA	21,843	26,423
Add:
Interest expense	(16,014)	(14,993)
Income tax benefit (expense)	(730)	(434)
Amortization - financing costs	711	677
Share-based payments	559	128
Loss (gain) on sale of rental equipment and parts	(2,213)	(1,977)
Gain on insurance proceeds - damaged equipment	(120)	(452)
Major repair disposal	700	762
Change in fair value of derivative	5,963	—
Deferred tax (benefit) expense	652	271
Bad debt expense, net of recoveries	777	692
Changes in assets and liabilities:
Accounts receivable	1,207	1,823
Inventory	176	(4,299)
Prepaid expenses and other	(34)	(3,413)
Accounts payable	(3,352)	10,297
Accrued expenses	(12,427)	(8,163)
Deferred rental income	(517)	(3,437)
Net cash from operating activities	$(2,819)	$3,905

(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment sold. The equipment acquired received a purchase step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our credit agreement.
(2) 2020: Represents transaction costs related to our acquisition of Truck Utilities (which include post-acquisition integration expenses incurred during the current quarterly period); 2019: Represents transaction expenses related to merger activities associated with the Transaction with Capitol that was consummated on July 31, 2019. These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are costs of startup activities (which include training, travel, and process setup costs) associated with the rollout of new PTA locations that occurred throughout the prior year into the current quarterly period. Finally, the expenses associated with the Company's closure of its Mexican operations, which closure activities commenced in the third quarter of 2019, are also included. Pursuant to our credit agreement, the cost of undertakings to effect such cost savings, operating expense reductions and other synergies, as well as any expenses incurred in connection with acquisitions, are amounts to be included in the calculation of Adjusted EBITDA.
(3) Represents the undepreciated cost of replaced vehicle chassis and components from heavy maintenance, repair and overhaul activities associated with our fleet, which is an adjustment pursuant to our credit agreement.
(4) Represents non-cash stock compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents the charge to earnings for our interest rate collar (which is an undesignated hedge) in the three months ended March 31, 2020.

Equipment on rent
Average equipment on rent was $499.8 million for the three months ended March 31, 2020, an increase of $46.1 million or 10.2% over the same period in 2019. The increase is due to increased fleet size, including the equipment acquired in connection with our acquisition of Truck Utilities, and continued demand from our equipment rental customers.
Fleet count
Average fleet count was 4,627 for the three months ended March 31, 2020, an increase of 714 units from an average fleet count of 3,913 over the same period in 2019. Bucket trucks represented the largest category of our capital expenditures for the three months ended March 31, 2020, driven by demand in transmission and distribution, telecom and rail end-markets.
Fleet utilization
Fleet utilization was 75.9% for the three months ended March 31, 2020, compared to 82.2% in the same period of 2019. Every product category saw an increase in rented days year over year. First quarter utilization is typically lower than other quarters due to seasonality, absent any unusual activity such as the California fire recovery work in the first quarter of 2019. This quarter followed typical patterns, however, was further impacted by COVID-19 and equipment recently added to the fleet that has not yet gone on rent.
Rental rate per day
Average rental rate per day was $137.8 for the three months ended March 31, 2020, a 0.2% increase from $137.5 for the same period in 2019. Consolidated rate remained steady year over year.
Fleet age
We use fleet age by type to assist in our decision to sell and purchase a particular fleet category to ensure our fleet age remains competitive. Our overall average fleet age was 3.4 years as of March 31, 2020, compared to 3.7 years at March 31, 2019. We believe the current age of our fleet is young and gives us flexibility from a capital allocation and sales perspective.
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
The OEC of our ERS fleet was $644.6 million as of March 31, 2020, a $7.3 million, or 1.1%, increase from $637.3 million at December 31, 2019. The bucket trucks category represented the largest increase for the three months ended March 31, 2020.

Operating Results by Segment - Three Months Ended March 31, 2020 and 2019
The Company manages its operations through two business segments: rental and sale of fleet and equipment along with repair and maintenance related to those assets (ERS), and the rental and sale of parts, tools, and accessories (PTA). See Note 3, Segments, to our unaudited condensed consolidated financial statements for additional information.

Equipment Rental and Sales Segment

	Three Months Ended March 31,
(in $000s)	2020	2019	$ change	% change
Rental revenue	$47,053	$42,896	$4,157	9.7%
Sales of rental equipment	9,093	7,399	1,694	22.9%
Sales of new equipment	7,577	2,350	5,227	222.4%
Total revenues	63,723	52,645	11,078	21.0%
Cost of revenue	27,320	18,654	8,666	46.5%
Depreciation of rental equipment	18,976	15,661	3,315	21.2%
Gross Profit	$17,427	$18,330	$(903)	(4.9)%

Revenue in our ERS segment represented 78.0% and 85.6% of Nesco’s consolidated revenues for the three months ended March 31, 2020 and 2019, respectively. Total revenue increased by $11.1 million for the three months ended March 31, 2020 compared to the same period in 2019. Truck Utilities generated $4.5 million of revenue within the ERS segment.
Rental revenue increased $4.2 million as a result of increased demand in the end-markets we serve coupled with increased fleet investment over the past year to meet that demand. Sales of rental equipment, which can vary from quarter to quarter, increased $6.9 million with a focus on disposing of certain older fleet units in the first quarter of 2020, helping result in a decline in the average age of our fleet from 3.6 years at December 31, 2019 to 3.4 years at March 31, 2020.
The $8.7 million increase in cost of revenue (excluding the increase in depreciation expense of $3.3 million) for the three months ended March 31, 2020 compared to the prior year is primarily due to a $6.6 million increase in cost of sales of rental and new equipment.
Depreciation of our rental fleet increased by $3.3 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the 13.5% growth in fleet count.
Gross profit for the three months ended March 31, 2020, excluding depreciation of $19.0 million, increased by $2.4 million compared to the same period in 2019. Margins on equipment sales declined in the first quarter relative to the same period in 2019 due to a combination of an increase in the disposal of older rental units, which typically generate lower margins and a significant supplier rebate offered on the sale of new equipment in 2019 but not repeating in 2020.
Parts, Tools, and Accessories Segment

	Three Months Ended March 31,
(in $000s)	2020	2019	$ change	% change
Rental revenue	$3,941	$2,746	$1,195	43.5%
Parts sales and services	14,079	6,101	7,978	130.8%
Total revenues	18,020	8,847	9,173	103.7%
Cost of revenue	12,908	5,755	7,153	124.3%
Depreciation of rental equipment	1,136	1,070	66	6.2%
Gross Profit	$3,976	$2,022	$1,954	96.6%
PTA segment revenue increased $9.2 million or 103.7% for the three months ended March 31, 2020 compared to same period in the prior year. Truck Utilities contributed $7.9 million in PTA revenue during the quarter. The PTA segment experienced headwinds from COVID-19 social distancing measures in late February and March as a result of a slowdown in new projects.
Cost of revenue in the PTA increased as a direct result of the increase in volume, as well as the expansion of operations from two PTA locations to seven over the course of the last year.

PTA gross profit, excluding $1.1 million of depreciation, increased $2.0 million, or 65.3%, in the first quarter. Margin in the segment declined primarily due to a mix shift to lower margin parts sales and service revenue, due in part to the acquisition of Truck Utilities.

Liquidity and Capital Resources
Historical Liquidity
Our principal sources of liquidity include cash generated by operating activities and borrowings under our 2019 Credit Facility. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next twelve months, however, we are continuing to monitor the impact of COVID-19 on our business and the financial markets. We have reduced our planned 2020 net capital expenditures (which we define to be purchases of rental and other property and equipment, net of proceeds from disposals of such assets) to approximately half of 2019 net capital expenditures to help manage liquidity and optimize utilization. As of March 31, 2020, we had $10.2 million in cash compared to $6.3 million as of December 31, 2019. As of March 31, 2020, we had $285.7 million of outstanding borrowings under our 2019 Credit Facility with an additional $75.4 million in availability (subject to a borrowing base) compared to $250.0 million of outstanding borrowing under the 2019 Credit Facility as of December 31, 2019.
2019 Credit Facility
On July 31, 2019, we entered into the 2019 Credit Facilty, which provides us with $350.0 million in aggregate principal amount of commitments pursuant to a first lien senior secured asset based revolving credit facility. On March 10, 2020, we entered into an agreement (the “Incremental Agreement”) that amended the syndicate of banks for a new participant that increased the maximum amount of the 2019 Credit Facility by $35.0 million to a total of $385.0 million.
The new 2019 Credit Facility has a five-year term and a floating rate of interest based on either the federal funds rate plus a margin ranging between 50 and 100 basis points or LIBOR plus a margin ranging between 150 and 200 basis points, in each case, depending on excess availability under the facility. Our availability under the 2019 Credit Facility is a percentage of the value of our accounts receivable, our parts inventory, our fleet inventory, and our cash, in each case, subject to certain eligibility criteria and periodic collateral evaluations. A portion of the 2019 Credit Facility may be used for the issuance of letters of credit. The 2019 Credit Facility is guaranteed by our wholly owned domestic subsidiaries, subject to customary exceptions, and is secured by substantially all assets of Nesco and the guarantors. We can reduce the aggregate commitments under the 2019 Credit Facility without premium or penalty. The 2019 Credit Facility contains covenants which, among other things, limit the incurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. In addition, the 2019 Credit Facility requires the Company to comply with a financial maintenance covenant requiring the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00; provided that this covenant shall only be tested if availability under the 2019 Credit Facility is less than the greater of (i) 10% of the Line Cap and (ii) $30 million, and shall be tested until availability is no longer less than such amounts for 20 consecutive calendar days.
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
Covenants - The Senior Secured Notes contain various restrictive covenants.
As of March 31, 2020, we believe we were in compliance with all of the covenants and other provisions of the 2019 Credit Facility and the indenture governing the Senior Secured Notes disclosed above. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Due to the condition and relatively young age of our fleet, we have the ability to significantly reduce or suspend capital expenditures during difficult economic times, to generate additional cash flow during these periods. We believe that our cash generated by our rental operations and cash received from the sale of equipment, as well as funds available under the 2019 Credit Facility will be adequate to meet our operating, investing and financing needs for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be changes in governmental regulations for the electric utility transmission and distribution industry, weather, and our customers’ ability to secure materials. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. We expect to continually assess our performance, the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures.
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
Historical Cash Flows
The following table summarizes Nesco’s sources and uses of cash for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in $000s)	2020	2019
Net cash flow from operating activities	$(2,819)	$3,905
Net cash flow from investing activities	(27,190)	(6,935)
Net cash flow from financing activities	33,943	4,671
Net change in cash	$3,934	$1,641
As of March 31, 2020, we had cash of $10.2 million, an increase of $3.9 million from December 31, 2019. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance under our revolving credit facilities.

Cash Flows from Operating Activities
Net cash used by operating activities was $2.8 million for the three months ended March 31, 2020, as compared to net cash provided by operating activities of $3.9 million in same period of 2019. The decrease is due to a $9.2 million increase in net loss from 2019 to 2020, as well as a $7.8 million decrease in cash flows from operations from 2019 to 2020 for working capital changes. The decrease in cash flows from operations from 2019 to 2020 is offset by a $10.3 million increase in non-cash expenses. The increase in non-cash items is primarily due to $6.0 million of fair value change in our derivative, and $3.4 million of additional depreciation.
Cash Flows from Investing Activities
Net cash used in investing activities was $27.2 million for the three months ended March 31, 2020, as compared to cash used in investing activities of $6.9 million in 2019. The increase in net cash used in investing activities is primarily due to an increase in rental equipment fleet purchases of $19.6 million and an increase in purchases of other property and equipment of $2.5 million, partially offset by an increase in equipment sale proceeds of $1.9 million, which includes an increase in insurance proceeds from damaged equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $33.9 million for the three months ended March 31, 2020, as compared to cash provided by financing activities of $4.7 million in 2019. The increase is primarily due to $35.7 million of new borrowings on our revolving credit facility.

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

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019. For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the referenced Annual Report on Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2020.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our Annual Report on Form 10-K for a discussion of recently issued and adopted accounting pronouncements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional and national downturns;

•	the risk associated with the COVID-19 health pandemic on our business operations and the global economy in general;

•	fluctuations in our revenue and operating results;

•	unfavorable conditions or further disruptions in the capital and credit markets;

•	our ability to generate cash, service our indebtedness and incur additional indebtedness;

•	competition from existing and new competitors;

•	our relationships with equipment suppliers and dependence on key suppliers to obtain adequate or timely equipment;

•	increases in the cost of new equipment and our ability to procure such equipment in a timely fashion;

•	our ability to pass on increased operating costs related to the aging of our fleet;

•	our ability to integrate any businesses we acquire;

•	our ability to recruit and retain experienced personnel;

•	the effect of disruptions in our information technology systems, including our customer relationship management system;

•	risks related to legal proceedings or claims, including liability claims;

•	our dependence on third-party contractors to provide us with various services;

•	a need to recognize additional impairment charges related to goodwill, identified intangible assets and fixed assets;

•	our ability to obtain additional capital on commercially reasonable terms;

•	laws and regulatory developments that may fail to result in increased demand for our services;

•	safety and environmental requirements that may subject us to unanticipated liabilities; and

•	other factors discussed under “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the 2019 Credit Facility, which provides for variable rate borrowings of up to $385.0 million, subject to a borrowing base. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the 2019 Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the 2019 Credit Facility by approximately $0.3 million per year. As of March 31, 2020, we had $285.7 million of outstanding borrowings against the 2019 Credit Facility.
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
Exchange rate risk
During the three months ended March 31, 2020, we generated $1.4 million and $0.7 million of U.S. dollar denominated revenues in Canadian dollars and Mexican pesos, respectively. Each 100 basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate or Mexican peso to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by less than $0.1 million. We do not currently hedge our exchange rate exposure.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.

Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described below and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Our business and results of operations may be adversely affected by the COVID-19 pandemic, the nature and extent of which are highly uncertain and unpredictable.
We are monitoring the global outbreak of the COVID-19 and taking steps to mitigate the risks to us posed by its spread, including by working with our customers, employees, suppliers and other stakeholders. The pandemic could adversely affect, certain elements of our business and our operations due to quarantines, government orders and guidance, facility closures, illness, travel restrictions, implementation of precautionary measures and other restrictions. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. Due to the speed with which the situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact and the timing of recovery. Although the CISA has deemed us an essential business during the pandemic, our first priority remains the health and safety of our employees and their families.  Employees whose tasks can be done offsite have been instructed to work from home.  Our service locations remain operational, and we are maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on our consolidated results of operations, financial position and cash flows could be material.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. Exhibits

Exhibit No.	Description
10.1
Secured Asset Based Loan Credit Agreement, dated as of July 31, 2019, among Capitol Investment Merger Sub 2, LLC, JPMorgan Chase Bank, N.A., Fifth Third Bank, Morgan Stanley Senior Funding, Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Island Branch, and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on March 12, 2020)

31.1 +	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS +	XBRL Instance Document
101.SCH +	XBRL Taxonomy Extension Schema Document
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document
+ Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESCO HOLDINGS, INC. (Registrant)

Date:	5/7/2020	/s/ Lee Jacobson
Lee Jacobson, Chief Executive Officer

Date:	5/7/2020	/s/ Bruce Heinemann
Bruce Heinemann, Chief Financial Officer