Form 10-Q
period 2020-06-30
NESCO HOLDINGS, INC.
filed 2020-08-06
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐     NO  x
The number of shares of common stock of NESCO Holdings, Inc. as of July 31, 2020 was 49,033,903.

Nesco Holdings, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS
Nesco Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	June 30, 2020	December 31, 2019
Assets
Current Assets
Cash	$5,300	$6,302
Accounts receivable, net of allowance of $4,881 and $4,654 respectively	57,438	71,323
Inventory	32,111	33,001
Prepaid expenses and other	5,369	5,217
Total current assets	100,218	115,843
Property and equipment, net	5,795	6,561
Rental equipment, net	369,269	383,420
Goodwill and other intangibles, net	307,327	308,747
Notes receivable	626	713
Total Assets	783,235	$815,284
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$14,856	$41,172
Accrued expenses	27,206	27,590
Deferred rent income	1,212	2,270
Current maturities of long-term debt	1,280	1,280
Current portion of capital lease obligations	8,080	5,451
Total current liabilities	52,634	77,763
Long-term debt, net	732,805	713,023
Capital leases	16,290	22,631
Deferred tax liabilities	13,267	12,288
Interest rate collar	8,476	1,709
Total long-term liabilities	770,838	749,651

Commitments and contingencies (see Note 11)

Stockholders' Deficit
Common stock - $0.0001 par value, 250,000,000 shares authorized, 49,033,903 shares issued and outstanding, at June 30, 2020 and December 31, 2019	5	5
Additional paid-in capital	433,589	432,577
Accumulated deficit	(473,831)	(444,712)
Total stockholders' deficit	(40,237)	(12,130)
Total Liabilities and Stockholders' Deficit	$783,235	$815,284
See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s, except share and per share data)	2020	2019	2020	2019
Revenue
Rental revenue	$46,984	$48,125	$97,978	$93,767
Sales of rental equipment	4,982	4,332	14,075	11,731
Sales of new equipment	5,418	4,480	12,995	6,830
Parts sales and services	11,097	5,918	25,176	12,019
Total Revenue	68,481	62,855	150,224	124,347
Cost of Revenue
Cost of rental revenue	14,311	12,843	28,097	23,900
Depreciation of rental equipment	19,696	16,944	39,808	33,675
Cost of rental equipment sales	3,536	3,871	11,264	10,005
Cost of new equipment sales	4,777	3,697	11,431	5,303
Cost of parts sales and services	9,224	4,471	20,584	9,321
Major repair disposals	595	384	1,295	1,146
Total cost of revenue	52,139	42,210	112,479	83,350
Gross Profit	16,342	20,645	37,745	40,997
Operating Expenses
Selling, general and administrative expenses	11,018	7,305	22,636	14,884
Licensing and titling expenses	736	583	1,557	1,236
Amortization and non-rental depreciation	800	749	1,516	1,519
Transaction expenses	227	1,559	963	4,069
Other operating expenses	1,042	629	1,758	779
Total Operating Expenses	13,823	10,825	28,430	22,487
Operating Income	2,519	9,820	9,315	18,510
Other Expense
Interest expense, net	15,949	14,850	31,963	29,843
Other (income) expense, net	783	(9)	6,804	(22)
Total other expense	16,732	14,841	38,767	29,821
Loss Before Income Taxes	(14,213)	(5,021)	(29,452)	(11,311)
Income Tax Expense (Benefit)	(1,063)	402	(333)	836
Net Loss	$(13,150)	$(5,423)	$(29,119)	$(12,147)
Loss per Share:
Basic and diluted	$(0.27)	$(0.25)	$(0.59)	$(0.56)
Weighted-average-common shares outstanding:
Basic and diluted	49,033,903	21,660,638	49,033,903	21,660,638
See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2020	2019	2020	2019
Net loss	$(13,150)	$(5,423)	$(29,119)	$(12,147)
Other comprehensive loss:
Interest rate collar (net of taxes of $173 and $285, respectively)	—	(476)	—	(388)
Other comprehensive loss	—	(476)	—	(388)
Comprehensive loss	$(13,150)	$(5,899)	$(29,119)	$(12,535)
There were no reclassifications from accumulated other comprehensive loss reflected in the Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2020 and 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in $000s)	2020	2019
Operating Activities
Net loss	$(29,119)	$(12,147)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	40,369	34,176
Amortization - intangibles	1,462	1,448
Amortization - financing costs	1,515	1,380
Provision for losses on accounts receivable	1,421	1,112
Share-based payments	1,012	180
Gain on sale of rental equipment and parts	(3,838)	(3,260)
Gain on insurance proceeds - damaged equipment	(233)	(387)
Major repair disposal	1,295	1,146
Change in fair value of derivative	6,767	—
Deferred tax (benefit) expense	979	544
Changes in assets and liabilities:
Accounts receivable	10,935	(13,357)
Inventory	(4,313)	(8,864)
Prepaid expenses and other	(152)	(2,412)
Accounts payable	(6,988)	8,020
Accrued expenses and other liabilities	(385)	(683)
Unearned income	(1,058)	(1,719)
Net cash flow from operating activities	19,669	5,177
Investing Activities
Purchase of equipment - rental fleet	(55,421)	(51,734)
Proceeds from sale of rental equipment and parts	19,005	18,187
Insurance proceeds from damaged equipment	2,191	1,427
Purchase of other property and equipment	(1,089)	(3,655)
Other	87	—
Net cash flow from investing activities	(35,227)	(35,775)
Financing Activities
Borrowings under revolving credit facilities	37,574	43,000
Repayments under revolving credit facilities	(19,074)	(9,000)
Repayments of notes payable	(232)	(365)
Capital lease payments	(3,712)	(2,613)
Finance fees paid	—	20
Net cash flow from financing activities	14,556	31,042
Net Change in Cash	(1,002)	444
Cash at Beginning of Period	6,302	2,140
Cash at End of Period	$5,300	$2,584

Supplemental Cash Flow Information
Cash paid for interest	$29,502	$28,708
Cash paid for income taxes	156	240
Non-Cash Investing and Financing Activities
Transfer of inventory to leased equipment	5,203	2,618
Rental equipment and property and equipment purchases in accounts payable	2,316	19,021
Rental equipment sales in accounts receivable	2,453	623
Insurance recoveries accrued in accounts receivable	702	224
See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
(in $000s, except share data)	Shares	Amount
Balance, December 31, 2019	49,033,903	$5	$432,577	$(444,712)	$—	$(12,130)
Net loss	—	—	—	(15,969)	—	(15,969)
Share-based payments	—	—	559	—	—	559
Balance, March 31, 2020	49,033,903	$5	$433,136	$(460,681)	$—	$(27,540)
Net loss	—	—	—	(13,150)	—	(13,150)
Share-based payments	—	—	453	—	—	453
Balance, June 30, 2020	49,033,903	$5	$433,589	$(473,831)	$—	$(40,237)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2018	21,660,638	$2	$259,298	$(417,660)	$(396)	$(158,756)
Net loss	—	—	—	(6,724)	—	(6,724)
Share-based payments	—	—	128	—	—	128
Interest rate collar	—	—	—	—	88	88
Balance, March 31, 2019	21,660,638	$2	$259,426	$(424,384)	$(308)	$(165,264)
Net loss	—	—	—	(5,423)	—	(5,423)
Share-based payments	—	—	52	—	—	52
Interest rate collar	—	—	—	—	(476)	(476)
Balance, June 30, 2019	21,660,638	$2	$259,478	$(429,807)	$(784)	$(171,111)
See accompanying notes to unaudited condensed consolidated financial statements.

 Nesco Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Business and Organization
Organization
Nesco Holdings, Inc. (“Holdings”), a Delaware corporation, serves as the parent for our primary operating company, NESCO, LLC, an Indiana limited liability company, and its wholly owned subsidiaries (collectively, with Holdings, “we,” “our,” “us,” “Nesco,” or the "Company"), and is engaged in the business of providing a range of services and products to customers through rentals of specialty equipment, sales of parts related to the specialty equipment, and repair and maintenance services related to that equipment.
Our wholly-owned subsidiaries include: NESCO, LLC, an Indiana limited liability company, NESCO Holdings I, Inc., a Delaware corporation, NESCO Finance Corporation, a Delaware corporation, NESCO Investments, LLC, a Delaware limited liability company, NESCO International, LLC, a Delaware limited liability company, and NESCO El Alquiler S. de R.L. de C.V., an operating company in Mexico.
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

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
Finance leases - The accounting and recognition for leases qualifying as finance leases is similar to the accounting and recognition required under ASC Topic 840, "Leases (“Topic 840”)," for capital leases. As of June 30, 2020, we have capital lease obligations of approximately $24.4 million. When we make our contractually required payments under the capital leases, we allocate a portion to reduce the capital lease obligation and a portion is recognized as interest expense. The assets leased under the capital leases are included in rental equipment, and depreciation thereon is recognized in cost of rental revenue.
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
The FASB issued new guidance with respect to deferring the effective date of Topic 842 by one year. Accordingly, we will adopt Topic 842 effective January 1, 2022, using the transition method that allows us to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases.
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
Measurement of Current Expected Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings (deficit) in the period of adoption. For emerging growth companies electing the modified transition dates of non-public entities, this ASU is effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

Revenue Recognition
Following the adoption of Topic 606, as of January 1, 2018, we recognized revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 840, which addresses lease accounting, for which we will adopt an update to this standard using the modified retrospective approach, as described herein. For the three and six months ended June 30, 2020 and 2019, we recognized rental revenue in accordance with Topic 840, Leases, which is the lease accounting standard.
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

	Three Months Ended June 30,			Three Months Ended June 30,
	2020			2019
(in $000s)	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental revenue	$45,048	$—	$45,048	$45,731	$—	$45,731
Shipping and handling	—	1,936	1,936	—	2,394	2,394
Total rental revenue	45,048	1,936	46,984	45,731	2,394	48,125
Sales and services:
Sales of rental equipment	—	4,982	4,982	—	4,332	4,332
Sales of new equipment	—	5,418	5,418	—	4,480	4,480
Parts and services	—	11,097	11,097	—	5,918	5,918
Total sales and services	—	21,497	21,497	—	14,730	14,730
Total revenue	$45,048	$23,433	$68,481	$45,731	$17,124	$62,855

	Six Months Ended June 30,			Six Months Ended June 30,
	2020			2019
(in $000s)	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental revenue	$93,961	$—	$93,961	$89,372	$—	$89,372
Shipping and handling	—	4,017	4,017	—	4,395	4,395
Total rental revenue	93,961	4,017	97,978	89,372	4,395	93,767
Sales and services:
Sales of rental equipment	—	14,075	14,075	—	11,731	11,731
Sales of new equipment	—	12,995	12,995	—	6,830	6,830
Parts and services	—	25,176	25,176	—	12,019	12,019
Total sales and services	—	52,246	52,246	—	30,580	30,580
Total revenue	$93,961	$56,263	$150,224	$89,372	$34,975	$124,347
Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers as well as charges to customers for damaged equipment. Effective July 1, 2019, damage billings are classified in rental revenue, given that the amounts are directly related to the Company's rental arrangements with its customers. Amounts for damages in comparable prior periods have been reclassified to rental revenue from parts and services ($0.6 million and $1.4 million for the three and six months ended June 30, 2019, respectively). Additionally, sales of equipment, which are presented separately between sales of rental equipment and new equipment, were previously presented on a combined basis as equipment sales. For the three and six months ended June 30, 2019, sales of rental equipment were $4.3 million and $11.7 million, respectively, and sales of new equipment were $4.5 million and $6.8 million, respectively.

Inventory
Parts, tools and accessories inventory is primarily comprised of items purchased for resale or rent to customers. During the second quarter ended June 30, 2020, in connection with a new inventory management system, we elected to change our method for these inventories, which were previously valued using the first-in, first-out (“FIFO”) method, to the moving average cost method. We believe the change is preferable because it better reflects movement of the inventory and the corresponding value which provides a better reflection of periodic income from operations. This change was not applied retrospectively to prior periods, as the effect of the change was not material to our consolidated financial statements, including interim periods.
Also included within parts, tools and accessories inventory are materials and components that we carry to service our rental fleet and new equipment held for sale. These materials and components are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.
Equipment inventory consists of equipment bought specifically for resale to customers. These new purchases are recorded directly to inventory when received. Equipment inventory is stated at the lower of cost or net realizable value, with cost determined on a specific identification basis.
Inventory consisted of the following:

(in $000s)	June 30, 2020	December 31, 2019
Parts, tools and accessories inventory	$27,324	$30,174
Equipment inventory	4,787	2,827
Inventory	$32,111	$33,001

Rental and Property and Equipment
Rental equipment consisted of the following:

(in $000s)	June 30, 2020	December 31, 2019
Rental equipment	$669,231	$658,564
Less: accumulated depreciation	(299,962)	(275,144)
Rental equipment, net	$369,269	$383,420
Property and equipment consisted of the following:

(in $000s)	June 30, 2020	December 31, 2019
Property and equipment	$11,058	$10,082
Less: accumulated depreciation	(7,684)	(7,168)
Construction in progress	2,421	3,647
Property and equipment, net	$5,795	$6,561

Note 3: Segments
We have two reportable business segments, Equipment Rental and Sales (“ERS”) and Parts, Tools, and Accessories (“PTA”). ERS provides rental solutions to utilities and contractors serving multiple infrastructure end-markets, including electric transmission and distribution, telecom, rail, lighting and signage. We rent and sell specialized equipment to utilities and utility contractors that build and maintain critical transmission and distribution infrastructure. Utilizing our national platform and rental fleet, we expanded our focus on equipment rental to the telecom, rail, lighting and signage end-markets. The majority of our existing equipment can be used across multiple end-markets and many of our customers operate in these multiple end-markets. We rent and sell a broad range of new and used equipment including bucket trucks, digger derricks, line equipment, cranes, pressure diggers, rail mounted equipment and underground equipment. Our PTA segment offers customers sale and rental solutions for parts, tools, and accessories to complement our specialty equipment line doing business servicing these same end-markets.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2020			2019
(in $000s)	ERS	PTA	Total	ERS	PTA	Total
Rental revenue(1)(2)	$43,025	$3,959	$46,984	$44,867	$3,258	$48,125
Sales of rental equipment	4,982	—	4,982	4,332	—	4,332
Sales of new equipment	5,418	—	5,418	4,480	—	4,480
Parts sales and services	—	11,097	11,097	—	5,918	5,918
Total revenues	53,425	15,056	68,481	53,679	9,176	62,855
Cost of revenue	21,549	10,894	32,443	19,561	5,705	25,266
Depreciation of rental equipment	18,559	1,137	19,696	15,889	1,055	16,944
Gross Profit	$13,317	$3,025	$16,342	$18,229	$2,416	$20,645

	Six Months Ended June 30,			Six Months Ended June 30,
	2020			2019
(in $000s)	ERS	PTA	Total	ERS	PTA	Total
Rental revenue(1)(2)	$90,078	$7,900	$97,978	$87,762	$6,005	$93,767
Sales of rental equipment	14,075	—	14,075	11,731	—	11,731
Sales of new equipment	12,995	—	12,995	6,830	—	6,830
Parts sales and services	—	25,176	25,176	—	12,019	12,019
Total revenues	117,148	33,076	150,224	106,323	18,024	124,347
Cost of revenue	48,869	23,802	72,671	38,215	11,460	49,675
Depreciation of rental equipment	37,535	2,273	39,808	31,550	2,125	33,675
Gross Profit	$30,744	$7,001	$37,745	$36,558	$4,439	$40,997
(1) As discussed in Note 2, Summary of Significant Accounting Policies, rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers as well as charges to customers for damaged equipment. Effective in 2019, billings to customers for damages are classified in rental revenue, given that the amounts are directly related to the Company’s rental arrangements with its customers. Amounts for damages in the comparable prior period have been reclassified to rental revenue from parts sales and services ($0.6 million and $1.4 million for the three and six months ended June 30, 2019, respectively).
(2) Amounts for equipment rental revenue of $0.7 million and $1.2 million for the three and six months ended June 30, 2019, respectively, previously reported in the PTA segment as rental revenue have been reclassified to the ERS segment to align the reportable segment information to the information our CODM began receiving on a regular basis in 2019.
Total assets by segment are not disclosed herein because asset by operating segment data is not reviewed by the CODM to assess performance and allocate resources.

Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2020	2019	2020	2019

Gross profit	$16,342	$20,645	$37,745	$40,997
Selling, general and administrative expenses	11,018	7,305	22,636	14,884
Licensing and titling expenses	736	583	1,557	1,236
Amortization and non-rental depreciation	800	749	1,516	1,519
Transaction expenses	227	1,559	963	4,069
Other operating expenses	1,042	629	1,758	779
Other (income) expense	783	(9)	6,804	(22)
Interest expense, net	15,949	14,850	31,963	29,843
Loss before income taxes	$(14,213)	$(5,021)	$(29,452)	$(11,311)
We are positioned to serve all 50 U.S. states and 13 Canadian provinces and territories using our network of locations in North America. The following tables present revenue by country and total assets by country:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2020	2019	2020	2019
Revenue:
United States	$66,368	$61,446	$146,070	$121,133
Canada	998	1,036	2,367	2,681
Mexico (1)	1,115	373	1,787	533
	$68,481	$62,855	$150,224	$124,347
(1) On September 27, 2019, the Company began commencing activities for the closure of its Mexican operations, which is part of the ERS segment. For the three and six months ended June, 30, 2020 and 2019, operations in Mexico generated a loss before income taxes of $0.6 million and $0.6 million, and $1.1 million and $1.8 million, respectively.

(in $000s)	June 30, 2020	December 31, 2019
Assets:
United States	$774,377	$802,516
Canada	6,573	8,152
Mexico	2,285	4,616
	$783,235	$815,284

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
As of the date of this report, we were in the preliminary phases of preparing the valuation of the assets acquired and liabilities assumed. Accordingly, the purchase price allocation for this acquisition presented below is preliminary. Completion of the purchase price allocation, which we expect will be completed during the third quarter of 2020, will encompass the finalization of valuations for acquisition-date working capital, intangible assets, property and equipment, as well as completion of acquisition-related income tax assessments. We have estimated the fair values of the assets acquired and liabilities assumed using the information that was available. Upon completion of the valuation process, amounts recognized could change resulting in additional expenses recognized for depreciation and amortization of long-lived assets in future periods.
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
The fair value (which remains provisional) of the assets acquired and liabilities assumed as of the acquisition date is presented below.

(in $000s)
Current assets, net of current liabilities	$319
Property and equipment	78
Rental equipment	38,780
Customer relationships	2,820
Total identifiable assets acquired	41,997
Goodwill	9,523
Total consideration	$51,520
The preliminary values of intangible assets and goodwill related to the acquisition of Truck Utilities consists largely of the synergies and economies of scale provided by the acquired rental equipment portion of the business, as well as additional service center locations in the central Midwestern region of the United States. During the three and six months ended June 30, 2020 we recorded adjustments to the preliminary fair value assigned to certain rental equipment, which reduced goodwill. These adjustments were not significant. Goodwill has been preliminarily allocated to the ERS and PTA reporting units in the amount of $6.0 million and $3.5 million, respectively.
The operating results of the acquisition have been reflected in the Company’s consolidated financial statements since the acquisition date. Truck Utilities reported revenue of $10.1 million and pretax income of $0.2 million in the three months ended June 30, 2020 ($22.5 million and $0.9 million in the six months ended June 30, 2020). The following pro forma information is presented for comparison purposes as if the Truck Utilities acquisition was completed as of January 1, 2019:

(in $000s)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total revenue	$73,811	$146,316
Net loss	(5,667)	(12,082)
Basic and diluted net loss per share	(0.26)	(0.56)

Note 5: Debt
Debt obligations and associated interest rates consisted of the following as of June 30, 2020 and December 31, 2019 :

	June 30,	December 31,	June 30,	December 31,
(in $000s)	2020	2019	2020	2019
2019 Credit Facility	$268,500	$250,000	3.0%	4.2%
Senior Secured Notes due 2024	475,000	475,000	10.0%	10.0%
Notes Payable	3,293	3,525
Total debt outstanding	746,793	728,525
Deferred finance fees	(12,708)	(14,222)
Net debt	734,085	714,303
Less current maturities	(1,280)	(1,280)
Long-term debt	$732,805	$713,023

On March 10, 2020, we entered into an agreement (the “Incremental Agreement”) amending the 2019 Credit Facility. The Incremental Agreement amends the syndicate of banks for a new participant that increased the maximum amount of the facility by $35.0 million to a total of $385.0 million. As of June 30, 2020, there was $78.3 million (excluding cash) of availability under the 2019 Credit Facility.

Note 6: Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

(in $000s)	June 30, 2020	December 31, 2019
Goodwill	$238,237	$238,195
Nesco trade name	28,000	28,000
Other intangible assets:
Trade names	1,030	1,030
Non-compete agreements	380	380
Customer relationships	52,880	52,880
	82,290	82,290
Less: accumulated amortization	(13,200)	(11,738)
Intangible assets, net	69,090	70,552
Goodwill and intangible assets	$307,327	$308,747
Goodwill related to our ERS segment and PTA segment was $229.5 million and $8.7 million, respectively, as of June 30, 2020 and December 31, 2019.
We perform our annual goodwill impairment testing in the fourth quarter of each year. In addition to the annual impairment test, we regularly assess whether a triggering event has occurred which would require interim impairment testing. During the first quarter ended March 31, 2020, we qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired. Based that interim impairment assessment, we determined that our goodwill and indefinite-lived intangible assets were not impaired. During the three months ended June 30, 2020, we did not identify any triggering events that necessitated an impairment test.

Note 7: Earnings per Share
The merger and other related transactions with Capitol Investment Corp. IV were accounted for as a reverse recapitalization. Earnings per share has been recast for all historical periods to reflect the Company's capital structure for all comparative periods.
Diluted net income (loss) per share includes the effects of potentially dilutive shares of common stock. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation, all of which have been excluded from the calculation of diluted net income (loss) per share because earnings are at a net loss and therefore, the potentially dilutive effect would be anti-dilutive. The share amounts of our potentially dilutive shares excluded aggregated 27.5 million and 27.1 million for the three and six months ended June 30, 2020, respectively.
The following table sets forth the computation of basic and dilutive loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss (in $000s)	$(13,150)	$(5,423)	$(29,119)	$(12,147)
Weighted-average basic and diluted shares outstanding	49,033,903	21,660,638	49,033,903	21,660,638
Basic and diluted net loss per share	$(0.27)	$(0.25)	$(0.59)	$(0.56)

Table of Contents
Note 8: Share-Based Compensation
During the second quarter ended June 30, 2019, the Company approved the 2019 Omnibus Incentive Plan, which authorizes up to 3,150,000 shares of common stock of Nesco Holdings, Inc. for issuance in accordance with the plan’s terms, subject to certain adjustments. On June 11, 2020, the Company's stockholders approved the Amended and Restated 2019 Omnibus Incentive Plan, which increased the total authorized shares of common stock of Nesco Holdings, Inc. to 6,150,000 (the "Plan"). The purpose of the Plan is to provide the Company's and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity-based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash based awards. At June 30, 2020, there were 2,241,000 shares in the share reserve still available for issuance.
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units ("RSUs"), performance share units ("PSUs"), and deferred compensation.
Compensation Expense
Share-based compensation expense was $0.6 million and $1.0 million for the three and six months ended June 30, 2020, respectively, and is included in selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations. In the three and six months ended June 30, 2020, the Company's board of directors approved and awarded various share grants under the Plan, totaling approximately 1.2 million options and 0.8 million RSUs. As of June 30, 2020, there was approximately $10.1 million of total unrecognized compensation cost related to stock-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted average period of 3.4 years.

Note 9: Fair Value Measurements
FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:
•Level 1 - Unadjusted quoted prices for identical assets and liabilities in active markets;
•Level 2 - Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable for the asset or liability, either directly or indirectly; and
•Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
June 30, 2020
2019 Credit Facility	$268,500	$—	$268,500	$—
Senior Secured Notes due 2024	475,000	—	477,375	—
Notes Payable	3,293	—	3,293	—
Derivative	8,476	—	8,476	—

December 31, 2019
2019 Credit Facility	$250,000	$—	$250,000	$—
Senior Secured Notes due 2024	475,000	—	494,000	—
Notes Payable	3,525	—	3,650	—
Derivative	1,709	—	1,709	—

Note 10: Financial Instruments
In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest rate exposure. These financial instruments are not used for trading or speculative purposes.
The fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets were as follows:

	Liability Derivatives
(in $000s)	June 30, 2020	December 31, 2019
Derivative instruments:
Interest rate collar	$8,476	$1,709
Total derivative instruments	$8,476	$1,709
Derivatives Not Designated as Hedges
On July 17, 2019, we entered into an interest rate collar agreement to mitigate the risk of changes in the interest rate paid during the contract period for $170.0 million of the Company's variable rate loans under the 2019 Credit Facility. Under the terms of the interest rate collar, we are required to pay the counterparty to the agreement an amount equal to the difference between a monthly LIBOR-based interest rate and a defined interest rate floor; conversely, we are entitled to receive from the counterparty an amount equal to the excess of a LIBOR-based interest rate and a defined interest rate cap. The required payments due to or due from the counterparty are calculated by applying the interest rate differential to the notional amount ($170.0 million) and are determined monthly through July 31, 2024. The interest rate collar expires in July 2024 and has not been designated as a cash flow hedge. Consequently, the change in fair value of the interest rate collar ($0.8 million and $6.8 million in the three and six months ended June 30, 2020, respectively) is recognized in our Unaudited Condensed Consolidated Statements of Operations within Other (income) expense, net.
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

Note 11: Commitments and Contingencies
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

Note 12: COVID-19
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
We have undertaken efforts intended to maintain the health and safety of our employees and their families and to ensure the Company's continued financial and operational viability, especially in relation to our position as a supplier to critical industries. Employees whose tasks can be completed offsite have been instructed to work from home.  Our service locations remain operational, and we are maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate.
While Nesco’s business is considered critical, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. Some of our customers are delaying projects, deferring future capital equipment purchases and eliminating in-person sales meetings.  As a result, our business has been and will continue to be adversely impacted by the pandemic. Since the pandemic began, management has been focused on delivering for our customers and managing our costs and cash flows while preparing for a future recovery. We have reduced our capital spending, our working capital balances and undertaken cost reduction efforts including limited headcount reductions. At the same time, we have continued to make opportunistic investments in the fleet, systems and personnel to position the Company for long-term growth. We are continually monitoring the markets in which we operate and will take additional actions we believe are appropriate as the situation continues to develop.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” or "Nesco” refers to Nesco Holdings, Inc. and its consolidated subsidiaries.
The information provided below supplements, but does not form part of, our financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of Nesco’s management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see the section entitled “Risk Factors” and in our Annual Report on Form 10-K, filed with the SEC on March 16, 2020, and our Quarterly Report filed with the SEC on May 7, 2020.

Overview of Markets and Related Industry Performance
The global and North American economies continue to face unprecedented uncertainty arising from the COVID-19 pandemic. The pandemic has necessitated governmental authorities, institutions and communities to take extraordinary actions. Nesco serves critical infrastructure sectors that have been identified by the by the United States Cybersecurity and Infrastructure Security Agency ("CISA") as vital to the U.S.
Accordingly, we have continued to meet the needs of our customers during the pandemic. We have also undertaken efforts intended to maintain the health and safety of our employees and their families, as well as our customers, vendors and communities.
While Nesco’s business is considered critical and while we delivered year-on-year increases in revenue and cash from operating activities during the second quarter of 2020 compared with the same period in 2019, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to ongoing uncertainties. Government and business mitigation efforts have varied from region to region as circumstances have unfolded at local levels. Some of our customers continue to delay projects, to defer capital equipment purchases and to minimize in-person sales meetings. As a result, our business has been and will continue to be adversely impacted by the pandemic.
The combination of our financial position, our available liquidity, the flexibility to reduce capital spending provided by our young fleet age and the critical nature of our end markets should help to lessen the impacts of COVID-19 on our financial performance. Should a prolonged downturn eventuate, sustained adverse impacts may affect our future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, intangible assets, rental and property and equipment, inventories, accounts receivable and other assets.
Since the pandemic began, management has been focused on delivering for our customers and managing our costs and cash flows while preparing for a future recovery. We have reduced our capital spending, our working capital balances and undertaken cost reduction efforts including limited headcount reductions. At the same time, we have continued to make opportunistic investments in fleet, systems and personnel to position us for long-term growth. We are continually monitoring the markets in which we operate and will take additional measures we believe are appropriate as the situation continues to develop.

Starting in March, we saw a decline in demand from electric distribution customers in population centers where projects were delayed by efforts to promote social distancing. Electric distribution projects seem to have since stabilized. Electric transmission projects were more stable during the early part of the pandemic but experienced a normal seasonal summer slowdown starting in June. Electric distribution and transmission customers continue to have large backlogs of projects that must be undertaken to reduce fire hazards, to ensure the uninterrupted supply of electricity and to meet growing electricity demands of the future tied to increased household usages and vehicle electrification. We have experienced relative stability in the rail and telecom sectors. Telecom end-customers have announced intentions to continue to invest in 5G infrastructure and additional network enhancements designed to address deficiencies that became apparent with increased traffic during pandemic stay-at-home orders.

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
Measures Related to our Fleet
We consider the following key operational measures when evaluating our performance and making day-to-day operating decisions:
Equipment on rent - Equipment on rent is the original equipment cost (“OEC”) of units rented to customers at a given point in time. Average equipment on rent is calculated as the weighted-average equipment on rent during the stated period. OEC represents the original equipment cost, exclusive of the effect of adjustments to rental equipment fleet acquired in business combinations. This adjusted measure of OEC is used by our creditors pursuant to our credit agreements, wherein this is a component of the basis for determining compliance with our financial loan covenants. Additionally, the pricing of our rental contracts and equipment sales prices for our equipment is based upon OEC, and we measure a rate of return from our rentals and sales using OEC. OEC is a widely used industry metric to compare fleet dollar value independent of depreciation.
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

Our use of the terms EBITDA and Adjusted EBITDA may vary from that of others in its industry and therefore are limited in their usefulness as comparative measures. These financial measures should not be considered as alternatives to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP as measures of operating performance, operating cash flows or as measures of liquidity. Non-GAAP financial measures should not be relied upon to the exclusion of U.S. GAAP financial measures. We encourage investors to review our non-GAAP financial measures together with our U.S. GAAP results and historical consolidated financial statements, and not in isolation. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures. Accordingly, our non-GAAP financial measures may not be comparable to similar measures used by other companies.
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
Consolidated Operating Results Three and Six Months Ended June 30, 2020 and 2019

(in $000s)	Three Months Ended June 30, 2020	% of revenue	Three Months Ended June 30, 2019	% of revenue	Six Months Ended June 30, 2020	% of revenue	Six Months Ended June 30, 2019	% of revenue
Rental revenue	$46,984	68.6%	$48,125	76.6%	$97,978	65.2%	$93,767	75.4%
Sales of rental equipment	4,982	7.3%	4,332	6.9%	14,075	9.4%	11,731	9.4%
Sales of new equipment	5,418	7.9%	4,480	7.1%	12,995	8.7%	6,830	5.5%
Parts sales and services	11,097	16.2%	5,918	9.4%	25,176	16.8%	12,019	9.7%
Total Revenue	68,481	100.0%	62,855	100.0%	150,224	100.0%	124,347	100.0%
Cost of revenue	32,443	47.4%	25,266	40.2%	72,671	48.4%	49,675	39.9%
Depreciation of rental equipment	19,696	28.8%	16,944	27.0%	39,808	26.5%	33,675	27.1%
Gross Profit	16,342	23.9%	20,645	32.8%	37,745	25.1%	40,997	33.0%
Operating expenses	13,823		10,825		28,430		22,487
Operating Income	2,519		9,820		9,315		18,510
Other Expense	16,732		14,841		38,767		29,821
Loss Before Income Taxes	(14,213)		(5,021)		(29,452)		(11,311)
Income Tax Expense (Benefit)	(1,063)		402		(333)		836
Net Loss	$(13,150)		$(5,423)		$(29,119)		$(12,147)

Total Revenue. Total revenue for the second quarter 2020, increased by $5.6 million, or 9.0%, compared to the second quarter 2019. Rental revenue decreased $1.1 million, or 2.4%, compared to the same period in 2019. This was primarily a result of units coming off rent and lack of new project starts as customers delayed projects in response to COVID-19. This led to a decrease in average equipment on rent to $461.1 million in the current quarter from $464.7 million in the same quarter of 2019. Sales of rental equipment, which can vary from quarter to quarter, increased $0.7 million, or 15.0%, and sales of new equipment increased $0.9 million, or 20.9%, compared to the same period in 2019. Parts sales and service revenue increased $5.2 million, or 87.5%, compared to the same period in 2019 primarily due to the acquisition of Truck Utilities.
Total revenue for the six months ended June 30, 2020, increased by $25.9 million, or 20.8%, compared to the same period in 2019. Rental revenue increased $4.2 million, or 4.5%, compared to the same period in 2019 driven by investments made in 2019 and partially offset by delays in projects resulting from the COVID-19 pandemic in the second quarter. Sales of rental equipment increased $2.3 million, or 20.0%, and sales of new equipment increased $6.2 million, or 90.3%, compared to the same period in 2019. Parts sales and service revenue increased $13.2 million, or 109.5%, compared to the same period in 2019 primarily due to the acquisition of Truck Utilities.

Cost of Revenue. Cost of revenue, excluding depreciation of $19.7 million, for the three months ended June 30, 2020, increased by $7.2 million, or 28.4%, compared to the same period in 2019 ($9.9 million, or 23.5%, including depreciation).
Cost of revenue, excluding depreciation of $39.8 million, for the six months ended June 30, 2020, increased by $23.0 million, or 46.3%, compared to the same period in 2019 ($29.1 million, or 34.9%, including depreciation). The vast majority of the increase in cost of revenue for both the three and six months ended June 30, 2020 is due to the costs related to increases in parts sales and service revenue and in equipment sales revenue.
Operating Expenses. Operating expenses for the three and six months ended June 30, 2020 increased $3.0 million, or 27.7%, and $5.9 million, or 26.4%, respectively, compared to the same periods in 2019. The increase is primarily due to increased selling, general and administrative expenses as a result of increased headcount with the expansion of the organization and additional expenses incurred as a result of being a public company. Offsetting this increase is a reduction in transaction expenses of $1.3 million ($3.1 million for the six month period ended June 30, 2020) compared to the same period in 2019, which were directly related to the merger with Capitol in 2019.
Other Expense. Other expense for the three and six months ended June 30, 2020 increased $1.9 million, or 12.7%, and $8.9 million, or 30.0%, respectively, compared to the same periods in 2019. This is primarily a result of the changes in fair value of an interest rate collar, which is an undesignated hedging instrument. The resulting expense in the current quarter related to the collar was approximately $0.8 million ($6.8 million for the six month period ended June 30, 2020). In addition, net interest expense in the current quarter increased by $1.1 million.
Income Tax Expense. Income tax expense was a benefit of $1.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively. This is due to our recovery of taxes paid in prior years as a result of the United States CARES Act that was enacted in March 2020.
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

Financial performance for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(in $000s, except fleet count and rate per day)	2020	2019	change	(%)	2020	2019	change	(%)
Adjusted EBITDA (a)	$26,168	$30,477	$(4,309)	(14.1)	$58,229	$60,911	$(2,682)	(4.4)
Average equipment on rent (b)	$461,100	$464,700	$(3,600)	(0.8)	$480,400	$458,400	$22,000	4.8
Average fleet count	4,615	4,086	529	12.9	4,621	4,000	621	15.5
Average fleet utilization (c)	71.3%	80.2%	(8.9)%	(11.1)	73.6%	81.1%	(7.5)%	(9.2)
Average rental rate per day (d)	$136.71	$136.67	$0.04	—	$137.26	$137.06	$0.20	0.1
(a) EBITDA represents net income (loss) before interest, provision for income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA as further adjusted for (1) non-cash purchase accounting impact, (2) transaction and process improvement costs, including the effect of the cessation of operations in Mexico, (3) major repairs, (4) share-based payments, and (5) the change in fair value of derivative instruments. These metrics are subject to certain limitations. See "Financial Overview—Adjusted EBITDA" and the reconciliation of Adjusted EBITDA to U.S. GAAP net income (loss) below.
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
Adjusted EBITDA. Adjusted EBITDA decreased $4.3 million, or 14.1%, to $26.2 million for the three months ended June 30, 2020 compared to the same period in 2019. This decrease can be attributed to a combination of a $1.6 million decline in gross profit, excluding depreciation of $19.7 million, as well as the aforementioned increase in operating expenses.
Adjusted EBITDA decreased $2.7 million, or 4.4%, to $58.2 million for the six months ended June 30, 2020 compared to the same period in 2019. This decrease is primarily due to the aforementioned increase in operating expenses, offset by a $2.9 million increase in gross profit, excluding depreciation of $39.8 million.

The following is a reconciliation from U.S. GAAP net loss to Adjusted EBITDA for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2020	2019	2020	2019
Net loss	$(13,150)	$(5,423)	$(29,119)	$(12,147)
Interest expense	15,949	14,850	31,963	29,843
Income tax expense (benefit)	(1,063)	402	(333)	836
Depreciation expense	19,992	17,180	40,369	34,176
Amortization expense	771	724	1,462	1,448
EBITDA	22,499	27,733	44,342	54,156
Adjustments:
Non-cash purchase accounting impact (1)	178	125	1,095	736
Transaction and process improvement costs (2)	1,639	2,183	3,718	4,693
Major repairs (3)	595	384	1,295	1,146
Share-based payments (4)	453	52	1,012	180
Change in fair value of derivative (5)	804	—	6,767	—
Adjusted EBITDA	$26,168	$30,477	$58,229	$60,911

The following is a reconciliation from Adjusted EBITDA to net cash flow from operating activities for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
(in $000s)	2020	2019
Adjusted EBITDA	$58,229	$60,911
Adjustments:
Change in fair value of derivative (5)	(6,767)	—
Share-based payments (4)	(1,012)	(180)
Major repairs (3)	(1,295)	(1,146)
Transaction and process improvement costs (2)	(3,718)	(4,693)
Non-cash purchase accounting impact (1)	(1,095)	(736)
EBITDA	44,342	54,156
Add:
Interest expense	(31,963)	(29,843)
Income tax benefit (expense)	333	(836)
Amortization - financing costs	1,515	1,380
Share-based payments	1,012	180
Loss (gain) on sale of rental equipment and parts	(3,838)	(3,260)
Gain on insurance proceeds - damaged equipment	(233)	(387)
Major repair disposal	1,295	1,146
Change in fair value of derivative	6,767	—
Deferred tax (benefit) expense	979	544
Provision for losses on accounts receivable	1,421	1,112
Changes in assets and liabilities:
Accounts receivable	10,935	(13,357)
Inventory	(4,313)	(8,864)
Prepaid expenses and other	(152)	(2,412)
Accounts payable	(6,988)	8,020
Accrued expenses	(385)	(683)
Deferred rental income	(1,058)	(1,719)
Net cash flow from operating activities	$19,669	$5,177
Notes to EBITDA and Adjusted EBITDA reconciliations:
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment sold. The equipment acquired received a purchase step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our credit agreement.
(2) 2020: Represents transaction costs related to Nesco’s acquisition of Truck Utilities (which include post-acquisition integration expenses incurred during the current quarterly and six month periods); 2019: Represents transaction expenses related to merger activities associated with the transaction with Capitol that was consummated on July 31, 2019. These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are costs of startup activities (which include training, travel, and process setup costs) associated with the rollout of new PTA locations that occurred throughout the prior year into the current periods. Finally, the expenses associated with the Company's closure of its Mexican operations, which closure activities commenced in the third quarter of 2019, are included for the current quarterly and six month periods. Pursuant to Nesco’s credit agreement, the cost of undertakings to affect such cost savings, operating expense reductions and other synergies, as well as any expenses incurred in connection with acquisitions, are amounts to be included in the calculation of Adjusted EBITDA.
(3) Represents the undepreciated cost of replaced vehicle chassis and components from heavy maintenance, repair and overhaul activities associated with our fleet, which is an adjustment pursuant to our credit agreement.
(4) Represents non-cash stock compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents the charge to earnings for our interest rate collar (which is an undesignated hedge) in the three and six months ended June 30, 2020.

Equipment on Rent. Average equipment on rent was $461.1 million for the three months ended June 30, 2020, a decrease of $3.6 million or 0.8% over the same period in 2019. The decrease is primarily due to COVID-19 related customer project delays.
Average equipment on rent for the six months ended June 20, 2020 was $480.4 million up from $458.4 million for the same period in 2019. The increase is due to fleet investments made in 2019 and continued demand from customers during the first quarter, offset by project delays related to COVID-19 in the second quarter.
Fleet Count. Average fleet count was 4,615 for the three months ended June 30, 2020, an increase of 529 units from an average fleet count of 4,086 over the same period in 2019. Average fleet count for the six months ended June 30, 2020 was 4,621, an increase of 621 from an average fleet count of 4,000 over the same period in 2019. Bucket trucks represented the largest category of our year over year capital expenditures for the three and six months ended June 30, 2020, driven by strong demand in 2019 and the first quarter of 2020 that has been offset by project delays resulting from the COVID-19 pandemic.
Fleet Utilization. Fleet utilization was 71.3% for the three months ended June 30, 2020, compared to 80.2% the same period of 2019. Fleet utilization was 73.6% for the six months ended June 30, 2020, compared to 81.1% the same period of 2019. The decrease in both periods is primarily due to COVID-19 related customer project delays.
Rental Rate Per Day. Average rental rate per day was $136.71 for the three months ended June 30, 2020, a slight increase from $136.67 for the same period in 2019. Average rental rate per day was $137.26 for the six months ended June 30, 2020, a 0.1% increase from $137.06 for the same period in 2019. Consolidated rate remained steady year over year.
Fleet Age. We use fleet age by type to assist in our decision to sell and purchase a particular fleet category to ensure our fleet age remains competitive. Our overall average fleet age was 3.7 as of June 30, 2020, compared to 3.7 years at June 30, 2019. We believe the current age of our fleet is young and gives us flexibility from a capital allocation and sales perspective.
Fleet Composition. We own a diverse selection of equipment in order to meet the needs of our customers. Bucket trucks, digger derricks, line equipment and rail-mounted equipment make up a significant percentage of our fleet portfolio. We also carry cranes, pressure diggers, underground equipment, and other miscellaneous fleet items, making us a full service specialty equipment provider. All of our equipment is available for rent and our used equipment sales and new equipment purchases are partially driven by our desire to keep an optimal product mix and maintain a competitive fleet age.
The OEC of our ERS fleet was $640.4 million as of June 30, 2020, a $3.1 million, or 0.5%, increase from $637.3 million at December 31, 2019.

Operating Results by Segment - Three and Six Months Ended June 30, 2020 and 2019
The Company manages its operations through two business segments: rental and sale of fleet and equipment along with repair and maintenance related to those assets (ERS), and the rental and sale of parts, tools, and accessories (PTA). See Note 3, Segments, to our unaudited condensed consolidated financial statements for additional information.
Equipment Rental and Sales Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(in $000s)	2020	2019	$ change	% change	2020	2019	$ change	% change
Rental revenue	$43,025	$44,867	$(1,842)	(4.1)%	$90,078	$87,762	$2,316	2.6%
Sales of rental equipment	4,982	4,332	650	15.0%	14,075	11,731	2,344	20.0%
Sales of new equipment	5,418	4,480	938	20.9%	12,995	6,830	6,165	90.3%
Total revenues	53,425	53,679	(254)	(0.5)%	117,148	106,323	10,825	10.2%
Cost of revenue	21,549	19,561	1,988	10.2%	48,869	38,215	10,654	27.9%
Depreciation of rental equipment	18,559	15,889	2,670	16.8%	37,535	31,550	5,985	19.0%
Gross Profit	$13,317	$18,229	$(4,912)	(26.9)%	$30,744	$36,558	$(5,814)	(15.9)%

Total Revenues. Revenue in our ERS segment represented 78.0%. and 85.4% of our consolidated revenues for the three months ended June 30, 2020 and 2019, respectively. ERS segment revenue decreased by $0.3 million for the three months ended June 30, 2020 compared to the same period in 2019. Rental revenue decreased $1.8 million primarily as a result of COVID-19 project delays. Sales of rental and new equipment, which can vary from quarter to quarter, increased $1.6 million.
ERS segment revenue increased by $10.8 million or 10.2%, for the six months ended June 30, 2020 compared to the same period last year. Rental revenue increased by $2.3 million over the prior period driven by end-market demand in the first quarter and offset by pandemic-related project delays in the second quarter. New equipment sales increased by $6.2 million, or 90.3%, compared to the same period in 2019. Used equipment sales increased by $2.3 million due in part to dispose of aged units.
Cost of Revenue. The $2.0 million increase in cost of revenue for the three months ended June 30, 2020 compared to the prior year is primarily due to increased service costs on units coming off rent as well as costs related to increased sales of rental and new equipment.
Cost of revenue increased by $10.7 million year over year for the six months ending June 30, 2020, primarily due to a $7.4 million increase in cost of sales of new and rental equipment.
Depreciation. Depreciation of our rental fleet increased by $2.7 million and $6.0 million for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to growth in fleet count.
Gross Profit. Gross profit for the three months ended June 30, 2020, excluding depreciation of $18.6 million, decreased by $2.2 million compared to the same period in 2019 due primarily to a reduction in high margin rental revenue.
Gross profit for the six months ending June 30, 2020, excluding depreciation of $37.5 million decreased by $0.2 million in the first half of 2020 compared to the first half of 2019.

Parts, Tools, and Accessories Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(in $000s)	2020	2019	$ change	% change	2020	2019	$ change	% change
Rental revenue	$3,959	$3,258	$701	21.5%	$7,900	$6,005	$1,895	31.6%
Parts sales and services	11,097	5,918	5,179	87.5%	25,176	12,019	13,157	109.5%
Total revenues	15,056	9,176	5,880	64.1%	33,076	18,024	15,052	83.5%
Cost of revenue	10,894	5,705	5,189	91.0%	23,802	11,460	12,342	107.7%
Depreciation of rental equipment	1,137	1,055	82	7.8%	2,273	2,125	148	7.0%
Gross Profit	$3,025	$2,416	$609	25.2%	$7,001	$4,439	$2,562	57.7%

Total Revenues. PTA segment revenue increased $5.9 million or 64.1% for the three months ended June 30, 2020 compared to same period in 2019. For the six months ended June 30, 2020 PTA segment revenue increased by $15.1 million, or 83.5%. The increase in revenue is primarily due to the acquisition of Truck Utilities. The PTA segment would have grown more but experienced headwinds from COVID-19 social distancing measures in the last part of the first quarter and throughout the second quarter as a result of new project delays.
Cost of Revenue. Cost of revenue in the PTA segment increased $5.3 million and $12.5 million for the three and six months ended June 30, 2020, respectively. as a direct result of the increase in parts sales volume, as well as the expansion of operations from two PTA locations to seven over the course of 2019 with an eighth location partially opening during the second quarter of 2020.
Gross Profit. PTA gross profit, excluding $1.1 million of depreciation, increased $0.7 million, or 19.9%, and $2.7 million, or 41.3%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase in gross profit is driven by higher revenue in the segment, offset by a mix shift to lower margin parts sales and service revenue.

Liquidity and Capital Resources
Historical Liquidity
Our principal sources of liquidity include cash generated by operating activities and borrowings under our 2019 Credit Facility. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next twelve months, however, we are continuing to monitor the impact of COVID-19 on our business and the financial markets. We have proactively reduced our planned 2020 net capital expenditures (which we define to be purchases of rental and other property and equipment, net of proceeds from disposals of such assets) to help manage liquidity and optimize utilization. As of June 30, 2020, we had $5.3 million in cash compared to $6.3 million as of December 31, 2019. As of June 30, 2020, we had $268.5 million of outstanding borrowings under our 2019 Credit Facility with an additional $78.3 million in availability (subject to a borrowing base) compared to $250.0 million of outstanding borrowing under the 2019 Credit Facility as of December 31, 2019.
2019 Credit Facility
On July 31, 2019, we entered into the 2019 Credit Facility, which provides us with $350.0 million in aggregate principal amount of commitments pursuant to a first lien senior secured asset based revolving credit facility. On March 10, 2020, we entered into an agreement (the “Incremental Agreement”) that amended the syndicate of banks for a new participant that increased the maximum amount of the 2019 Credit Facility by $35.0 million to a total of $385.0 million.
The new 2019 Credit Facility has a five-year term and a floating rate of interest based on either the federal funds rate plus a margin ranging between 50 and 100 basis points or LIBOR plus a margin ranging between 150 and 200 basis points, in each case, depending on excess availability under the facility. Our availability under the 2019 Credit Facility is a percentage of the value of our accounts receivable, our parts inventory, our fleet inventory, and our cash, in each case, subject to certain eligibility criteria and periodic collateral evaluations. A portion of the 2019 Credit Facility may be used for the issuance of letters of credit. The 2019 Credit Facility is guaranteed by our wholly owned domestic subsidiaries, subject to customary exceptions, and is secured by substantially all of our assets and the guarantors. We can reduce the aggregate commitments under the 2019 Credit Facility without premium or penalty. The 2019 Credit Facility contains covenants which, among other things, limit the occurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. In addition, the 2019 Credit Facility requires the Company to comply with a financial maintenance covenant requiring the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00; provided that this covenant shall only be tested if availability under the 2019 Credit Facility is less than the greater of (i) 10% of the Line Cap and (ii) $30 million, and shall be tested until availability is no longer less than such amounts for 20 consecutive calendar days.
Senior Secured Notes due 2024
In connection with the closing of the merger and related transactions, on July 31, 2019 we completed a private offering for Senior Secured Second Lien Notes due 2024 (the "Senior Secured Notes") issued by Capitol Investment Merger Sub 2, LLC, our wholly owned and indirect subsidiary (the "Issuer"). The aggregate principal amount of the Senior Secured Notes was $475.0 million. The Senior Secured Notes bear interest at a rate of 10.0% per annum payable semi-annually, in cash in arrears, on February 1 and August 1 of each year, commencing on February 1, 2020. The Senior Secured Notes do not have registration rights.
A summary of the key provisions are as follows:
Guarantors - The Senior Secured Notes are guaranteed (the “Guarantees”) by Capitol Intermediate Holdings, LLC, our wholly owned subsidiary ("Holdings") and the wholly owned domestic subsidiaries of the Issuer (together, "Guarantors") that guarantee obligations under the 2019 Credit Facility or any future debt of Nesco or any other Guarantors.
Security - The Senior Secured Notes and the Guarantees are secured on a second-priority basis by all of our assets and the Guarantors that secure our obligations under the 2019 Credit Facility.
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
Covenants - The Senior Secured Notes contain various restrictive covenants.
As of June 30, 2020, we were in compliance with all of the covenants and other provisions of the 2019 Credit Facility and the indenture governing the Senior Secured Notes disclosed above. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Due to the condition and relatively young age of our fleet, we have the ability to significantly reduce or suspend capital expenditures during difficult economic times, to generate additional cash flow during these periods. We believe that cash generated by our rental operations and cash received from the sale of equipment, as well as funds available under the 2019 Credit Facility will be adequate to meet our operating, investing and financing needs for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be changes in governmental regulations for the electric utility transmission and distribution industry, weather, and our customers’ ability to secure materials. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. We expect to continually assess our performance, the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures.
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
Historical Cash Flows
The following table summarizes our sources and uses of cash for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in $000s)	2020	2019
Net cash flow from operating activities	$19,669	$5,177
Net cash flow from investing activities	(35,227)	(35,775)
Net cash flow from financing activities	14,556	31,042
Net change in cash	$(1,002)	$444
As of June 30, 2020, we had cash of $5.3 million, a decrease of $1.0 million from December 31, 2019. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance under our 2019 credit facility.
Cash Flows from Operating Activities
Net cash provided by operating activities was $19.7 million for the six months ended June 30, 2020, as compared to net cash provided by operating activities of $5.2 million in same period of 2019. The increase in cash from operations was driven by prudent working capital management.

Cash Flows from Investing Activities
Net cash used in investing activities was $35.2 million for the six months ended June 30, 2020, as compared to cash used in investing activities of $35.8 million in 2019. The decrease in net cash used in investing activities is primarily due to decreased property and equipment investments, increased proceeds from the sale of rental equipment and parts and from increased insurance recoveries, partially offset by increased investments in rental equipment during the first quarter.
Cash Flows from Financing Activities
Net cash provided by financing activities was $14.6 million for the six months ended June 30, 2020, as compared to cash provided by financing activities of $31.0 million in 2019. The decrease is primarily due to borrowings, net of repayments, on the revolving credit facility decreasing by $15.5 million as our cash from operating activities improved.

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

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019. For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the referenced Annual Report on Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the quarterly period ended June 30, 2020.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:
•the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional and national downturns;
•the risk associated with the COVID-19 health pandemic on our business operations and the global economy in general;

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
•  safety and environmental requirements that may subject us to unanticipated liabilities; and
•  other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2020.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the 2019 Credit Facility, which provides for variable rate borrowings of up to $385.0 million, subject to a borrowing base. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the 2019 Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the 2019 Credit Facility by approximately $0.3 million per year. As of June 30, 2020, we had $268.5 million of outstanding borrowings against the 2019 Credit Facility.
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
Exchange rate risk
During the three and six months ended June 30, 2020, we generated $1.0 million and $1.1 million of U.S. dollar denominated revenues in Canadian dollars and Mexican pesos, respectively. Each 100 basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate or Mexican peso to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by less than $0.1 million. We do not currently hedge our exchange rate exposure.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.

Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report three months ended March 31, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Agreement between the Company and Joshua A. Boone (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed June 8, 2020)
10.2	Nesco Holdings, Inc. Amended and Restated 2019 Omnibus Incentive Plan (incorporated by reference from Annex A to the Company's definitive proxy statement filed May 1, 2020)
18.1 +	Letter from Deloitte & Touche LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle
31.1 +	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS +	XBRL Instance Document
101.SCH +	XBRL Taxonomy Extension Schema Document
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document
+ Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESCO HOLDINGS, INC. (Registrant)

Date:	8/6/2020	/s/ Lee Jacobson
Lee Jacobson, Chief Executive Officer

Date:	8/6/2020	/s/ Joshua A. Boone
Joshua A. Boone, Chief Financial Officer and Secretary