Form 10-Q
period 2020-09-30
NESCO HOLDINGS, INC.
filed 2020-11-09
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐     NO  x
The number of shares of common stock outstanding as of October 30, 2020 was 49,033,903.

Nesco Holdings, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS
Nesco Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash	$1,640	$6,302
Accounts receivable, net of allowance of $4,821 and $4,654 respectively	56,471	71,323
Inventory	30,623	33,001
Prepaid expenses and other	6,170	5,217
Total current assets	94,904	115,843
Property and equipment, net	6,373	6,561
Rental equipment, net	348,932	383,420
Goodwill and other intangibles, net	305,977	308,747
Deferred income taxes	12,708	—
Notes receivable	562	713
Total Assets	$769,456	$815,284
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$14,826	$41,172
Accrued expenses	15,806	27,590
Deferred rent income	1,000	2,270
Current maturities of long-term debt	1,280	1,280
Current portion of capital lease obligations	7,975	5,451
Total current liabilities	40,887	77,763
Long-term debt, net	733,270	713,023
Capital leases	11,848	22,631
Deferred income taxes	—	12,288
Interest rate collar	7,858	1,709
Total long-term liabilities	752,976	749,651

Commitments and contingencies (see Note 11)

Stockholders' Deficit
Common stock - $0.0001 par value, 250,000,000 shares authorized, 49,033,903 shares issued and outstanding, at September 30, 2020 and December 31, 2019	5	5
Additional paid-in capital	434,246	432,577
Accumulated deficit	(458,658)	(444,712)
Total stockholders' deficit	(24,407)	(12,130)
Total Liabilities and Stockholders' Deficit	$769,456	$815,284
See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s, except share and per share data)	2020	2019	2020	2019
Revenue
Rental revenue	$46,125	$50,103	$144,103	$143,871
Sales of rental equipment	5,510	3,436	19,585	15,167
Sales of new equipment	6,048	1,246	19,043	8,076
Parts sales and services	11,577	7,657	36,753	19,675
Total Revenue	69,260	62,442	219,484	186,789
Cost of Revenue
Cost of rental revenue	13,096	13,545	41,193	37,445
Depreciation of rental equipment	19,467	17,694	59,275	51,369
Cost of rental equipment sales	5,190	2,847	16,454	12,653
Cost of new equipment sales	5,410	1,116	16,841	6,618
Cost of parts sales and services	10,255	5,600	30,839	14,921
Major repair disposals	211	376	1,506	1,522
Total cost of revenue	53,629	41,178	166,108	124,528
Gross Profit	15,631	21,264	53,376	62,261
Operating Expenses
Selling, general and administrative expenses	8,633	9,824	31,269	24,708
Licensing and titling expenses	686	690	2,243	1,926
Amortization and non-rental depreciation	792	745	2,308	2,264
Transaction expenses	110	3,325	1,073	7,394
Asset impairment	—	657	—	657
Other operating expenses	451	434	2,209	1,213
Total Operating Expenses	10,672	15,675	39,102	38,162
Operating Income	4,959	5,589	14,274	24,099
Other Expense
Loss on extinguishment of debt	—	4,005	—	4,005
Interest expense, net	15,853	16,533	47,816	46,376
Other (income) expense, net	(559)	2,567	6,245	2,545
Total other expense	15,294	23,105	54,061	52,926
Loss Before Income Taxes	(10,335)	(17,516)	(39,787)	(28,827)
Income Tax Expense (Benefit)	(25,508)	494	(25,841)	1,330
Net Income (Loss)	$15,173	$(18,010)	$(13,946)	$(30,157)

Basic Earnings (Loss) Per Share	$0.31	$(0.45)	$(0.28)	$(1.09)

Weighted-Average Common Shares Outstanding	49,033,903	39,909,481	49,033,903	27,743,586

Diluted Earnings (Loss) Per Share	$0.31	$(0.45)	$(0.28)	$(1.09)

Weighted-Average Common Shares Outstanding	49,307,811	39,909,481	49,033,903	27,743,586
See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2020	2019	2020	2019
Net income (loss)	$15,173	$(18,010)	$(13,946)	$(30,157)
Other comprehensive loss:
Interest rate collar (net of taxes of $285 in the nine months ended September 30, 2019)	—	—	—	(388)
Other comprehensive loss	—	—	—	(388)
Comprehensive income (loss)	$15,173	$(18,010)	$(13,946)	$(30,545)
There were no reclassifications from accumulated other comprehensive loss reflected in the Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2020.
During the three and nine months ended September 30, 2019, $0.8 million (net of taxes of $0.3 million) was reclassified from accumulated other comprehensive loss and recorded in the Unaudited Condensed Consolidated Statements of Operations.

See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in $000s)	2020	2019
Operating Activities
Net loss	$(13,946)	$(30,157)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation	60,080	52,104
Amortization - intangibles	2,233	2,172
Amortization - financing costs	2,188	2,099
Provision for losses on accounts receivable	1,813	3,472
Share-based payments	1,669	463
Gain on sale of rental equipment and parts	(4,231)	(3,930)
Gain on insurance proceeds - damaged equipment	(714)	(570)
Major repair disposal	1,506	1,522
Loss on extinguishment of debt	—	4,005
Change in fair value of derivative	6,149	2,552
Asset impairment	—	657
Deferred tax (benefit) expense	(24,417)	816
Accounts receivable	9,258	(13,728)
Inventory	(3,797)	(13,742)
Prepaid expenses and other	(953)	(2,211)
Accounts payable	(8,920)	4,792
Accrued expenses and other liabilities	(11,782)	(4,770)
Unearned income	(1,270)	(4,832)
Net cash flow from operating activities	14,866	714
Investing Activities
Purchase of equipment - rental fleet	(59,197)	(77,752)
Proceeds from sale of rental equipment and parts	26,108	22,608
Insurance proceeds from damaged equipment	3,747	1,721
Purchase of other property and equipment	(678)	(7,166)
Other	151	(1,671)
Net cash flow from investing activities	(29,869)	(62,260)
Financing Activities
Proceeds from debt	—	475,000
Borrowings under revolving credit facilities	74,042	243,000
Repayments under revolving credit facilities	(55,019)	(259,000)
Repayments of notes payable	(964)	(527,348)
Capital lease payments	(7,718)	(3,830)
Proceeds from merger and recapitalization	—	147,268
Finance fees paid	—	(15,483)
Net cash flow from financing activities	10,341	59,607
Net Change in Cash	(4,662)	(1,939)
Cash at Beginning of Period	6,302	2,140
Cash at End of Period	$1,640	$201

(in $000s)
Supplemental Cash Flow Information
Cash paid for interest	$56,815	$47,861
Cash paid for income taxes	156	444
Non-Cash Investing and Financing Activities
Transfer of inventory to leased equipment	6,175	3,767
Rental equipment and property and equipment purchases in accounts payable	4,217	21,227
Rental equipment sales in accounts receivable	902	169
Settlement of note payable with common stock	—	25,000
Insurance recoveries accrued in accounts receivable	—	189
See accompanying notes to unaudited condensed consolidated financial statements.

Nesco Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
(in $000s, except share data)	Shares	Amount
Balance, December 31, 2019	49,033,903	$5	$432,577	$(444,712)	$—	$(12,130)
Net loss	—	—	—	(15,969)	—	(15,969)
Share-based payments	—	—	559	—	—	559
Balance, March 31, 2020	49,033,903	$5	$433,136	$(460,681)	$—	$(27,540)
Net loss	—	—	—	(13,150)	—	(13,150)
Share-based payments	—	—	453	—	—	453
Balance, June 30, 2020	49,033,903	$5	$433,589	$(473,831)	$—	$(40,237)
Net income (loss)	—	—	—	15,173	—	15,173
Share-based payments	—	—	657	—	—	657
Interest rate collar	—	—	—	—	—	—
Balance, September 30, 2020	49,033,903	$5	$434,246	$(458,658)	$—	$(24,407)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2018	21,660,638	$2	$259,298	$(417,660)	$(396)	$(158,756)
Net loss	—	—	—	(6,724)	—	(6,724)
Share-based payments	—	—	128	—	—	128
Interest rate collar	—	—	—	—	88	88
Balance, March 31, 2019	21,660,638	$2	$259,426	$(424,384)	$(308)	$(165,264)
Net loss	—	—	—	(5,423)	—	(5,423)
Share-based payments	—	—	52	—	—	52
Interest rate collar	—	—	—	—	(476)	(476)
Balance, June 30, 2019	21,660,638	$2	$259,478	$(429,807)	$(784)	$(171,111)
Net loss prior to reverse recapitalization	—	—	—	(10,988)	—	(10,988)
Net loss post reverse recapitalization	—	—	—	(7,022)	—	(7,022)
Reverse capitalization	27,373,265	3	172,266	—	—	172,269
Share-based payments	—	—	283	—	—	283
Interest rate collar	—	—	—	—	784	784
Balance, September 30, 2019	$49,033.903	$5	$432,027	$(447,817)	$—	$(15,785)

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
The wholly-owned subsidiaries of Holdings include: NESCO, LLC, an Indiana limited liability company, NESCO Holdings I, Inc., a Delaware corporation, NESCO Finance Corporation, a Delaware corporation, NESCO Investments, LLC, a Delaware limited liability company, NESCO International, LLC, a Delaware limited liability company, and NESCO El Alquiler S. de R.L. de C.V., an operating company in Mexico.
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
Finance leases - The accounting and recognition for leases qualifying as finance leases is similar to the accounting and recognition required under ASC Topic 840, "Leases (“Topic 840”)," for capital leases. As of September 30, 2020, we have capital lease obligations of approximately $19.8 million. When we make our contractually required payments under the capital leases, we allocate a portion to reduce the capital lease obligation and a portion is recognized as interest expense. The assets leased under the capital leases are included in rental equipment, and depreciation thereon is recognized in cost of rental revenue.
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

Revenue Recognition
Following the adoption of Topic 606, as of January 1, 2018, we recognized revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 840, which addresses lease accounting, for which we will adopt an update to this standard using the modified retrospective approach, as described herein. For the three and nine months ended September 30, 2020 and 2019, we recognized rental revenue in accordance with Topic 840, Leases, which is the lease accounting standard.
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

	Three Months Ended September 30,			Three Months Ended September 30,
	2020			2019
(in $000s)	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental revenue	$44,468	$—	$44,468	$47,821	$—	$47,821
Shipping and handling	—	1,657	1,657	—	2,282	2,282
Total rental revenue	44,468	1,657	46,125	47,821	2,282	50,103
Sales and services:
Sales of rental equipment	—	5,510	5,510	—	3,436	3,436
Sales of new equipment	—	6,048	6,048	—	1,246	1,246
Parts and services	—	11,577	11,577	—	7,657	7,657
Total sales and services	—	23,135	23,135	—	12,339	12,339
Total revenue	$44,468	$24,792	$69,260	$47,821	$14,621	$62,442

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020			2019
(in $000s)	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental revenue	$138,429	$—	$138,429	$137,194	$—	$137,194
Shipping and handling	—	5,674	5,674	—	6,677	6,677
Total rental revenue	138,429	5,674	144,103	137,194	6,677	143,871
Sales and services:
Sales of rental equipment	—	19,585	19,585	—	15,167	15,167
Sales of new equipment	—	19,043	19,043	—	8,076	8,076
Parts and services	—	36,753	36,753	—	19,675	19,675
Total sales and services	—	75,381	75,381	—	42,918	42,918
Total revenue	$138,429	$81,055	$219,484	$137,194	$49,595	$186,789

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
Inventory consisted of the following:

(in $000s)	September 30, 2020	December 31, 2019
Parts, tools and accessories inventory	$26,781	$30,174
Equipment inventory	3,842	2,827
Inventory	$30,623	$33,001

Rental and Property and Equipment
Rental equipment consisted of the following:

(in $000s)	September 30, 2020	December 31, 2019
Rental equipment	$661,153	$658,564
Less: accumulated depreciation	(312,221)	(275,144)
Rental equipment, net	$348,932	$383,420
Property and equipment consisted of the following:

(in $000s)	September 30, 2020	December 31, 2019
Property and equipment	$11,575	$10,082
Less: accumulated depreciation	(7,921)	(7,168)
Construction in progress	2,719	3,647
Property and equipment, net	$6,373	$6,561
On September 27, 2019, we commenced closure of the Company's operations in Mexico due to continued delays in contracts from the Mexican government. In the three and nine month periods ended September 30, 2019, an impairment loss of $0.7 million was recorded to reduce the carrying amount of rental equipment to its fair value, which was determined based on a recent analysis of market activity (i.e., Level 3 fair value as defined in Note 9 herein) for the equipment at these operations. This charge is included in Impairment loss on the Unaudited Condensed Consolidated Statements of Operations.

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2020			2019
(in $000s)	ERS	PTA	Total	ERS	PTA	Total
Rental revenue(1)	$42,615	$3,510	$46,125	$46,922	$3,181	$50,103
Sales of rental equipment	5,510	—	5,510	3,436	—	3,436
Sales of new equipment	6,048	—	6,048	1,246	—	1,246
Parts sales and services	—	11,577	11,577	—	7,657	7,657
Total revenues	54,173	15,087	69,260	51,604	10,838	62,442
Cost of revenue	23,342	10,820	34,162	17,091	6,393	23,484
Depreciation of rental equipment	18,530	937	19,467	16,636	1,058	17,694
Gross Profit	$12,301	$3,330	$15,631	$17,877	$3,387	$21,264

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020			2019
(in $000s)	ERS	PTA	Total	ERS	PTA	Total
Rental revenue(1)	$132,693	$11,410	$144,103	$134,684	$9,187	$143,871
Sales of rental equipment	19,585	—	19,585	15,167	—	15,167
Sales of new equipment	19,043	—	19,043	8,076	—	8,076
Parts sales and services	—	36,753	36,753	—	19,675	19,675
Total revenues	171,321	48,163	219,484	157,927	28,862	186,789
Cost of revenue	72,211	34,622	106,833	55,306	17,853	73,159
Depreciation of rental equipment	56,065	3,210	59,275	48,186	3,183	51,369
Gross Profit	$43,045	$10,331	$53,376	$54,435	$7,826	$62,261
(1) Amounts for equipment rental revenue of $0.7 million and $1.9 million for the three and nine months ended September 30, 2019, respectively, previously reported in the PTA segment as rental revenue have been reclassified to the ERS segment to align the reportable segment information to the information our CODM began receiving on a regular basis in 2019.
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

Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2020	2019	2020	2019

Gross profit	$15,631	$21,264	$53,376	$62,261
Selling, general and administrative expenses	8,633	9,824	31,269	24,708
Licensing and titling expenses	686	690	2,243	1,926
Amortization and non-rental depreciation	792	745	2,308	2,264
Transaction expenses	110	3,325	1,073	7,394
Asset impairment	—	657	—	657
Other operating expenses	451	434	2,209	1,213
Other (income) expense	(559)	2,567	6,245	2,545
Loss on extinguishment of debt	—	4,005	—	4,005
Interest expense, net	15,853	16,533	47,816	46,376
Loss before income taxes	$(10,335)	$(17,516)	$(39,787)	$(28,827)
We are positioned to serve all 50 U.S. states and 13 Canadian provinces and territories using our network of locations in North America. The following tables present revenue by country and total assets by country:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2020	2019	2020	2019
Revenue:
United States	$67,506	$60,115	$213,576	$181,248
Canada	1,754	1,918	4,121	4,599
Mexico (1)	—	409	1,787	942
	$69,260	$62,442	$219,484	$186,789
(1) On September 27, 2019, the Company began commencing activities for the closure of its Mexican operations, which is part of the ERS segment. For the three and nine months ended September, 30, 2020 and 2019, operations in Mexico generated a loss before income taxes of $0.8 million and $2.0 million, and $1.9 million and $3.8 million, respectively.

(in $000s)	September 30, 2020	December 31, 2019
Assets:
United States	$763,013	$802,516
Canada	5,983	8,152
Mexico	460	4,616
	$769,456	$815,284

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

As of the date of this report, we were in the preliminary phases of preparing the valuation of the assets acquired and liabilities assumed. Accordingly, the purchase price allocation for this acquisition presented below is preliminary. Completion of the purchase price allocation, which will be completed during the fourth quarter of 2020, will encompass the finalization of valuations for acquisition-date working capital, intangible assets, property and equipment, as well as completion of acquisition-related income tax assessments. We have estimated the fair values of the assets acquired and liabilities assumed using the information that was available. Upon completion of the valuation process, amounts recognized could change resulting in additional expenses recognized for depreciation and amortization of long-lived assets in future periods.
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
The fair value (which remains provisional) of the assets acquired and liabilities assumed as of the acquisition date is presented below.

(in $000s)
Current assets, net of current liabilities	$898
Property and equipment	78
Rental equipment	38,780
Customer relationships	2,820
Total identifiable assets acquired	42,576
Goodwill	8,944
Total consideration	$51,520
The preliminary values of intangible assets and goodwill related to the acquisition of Truck Utilities consists largely of the synergies and economies of scale provided by the acquired rental equipment portion of the business, as well as additional service center locations in the central Midwestern region of the United States. During the three and nine months ended September 30, 2020 we recorded adjustments to the preliminary fair values, including the related income tax effect, assigned to certain rental equipment, which reduced goodwill. These adjustments were not significant. Goodwill has been preliminarily allocated to the ERS and PTA reporting units in the amount of $5.4 million and $3.5 million, respectively.
The operating results of the acquisition have been reflected in the Company’s consolidated financial statements since the acquisition date. Truck Utilities reported revenue of $9.0 million and pretax income of $0.7 million in the three months ended September 30, 2020 ($31.6 million and $1.6 million, respectively, in the nine months ended September 30, 2020). The following pro forma information is presented for comparison purposes as if the Truck Utilities acquisition was completed as of January 1, 2019:

(in $000s)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total revenue	$74,677	$220,993
Net loss	(18,719)	(29,631)
Basic and diluted net loss per share	(0.47)	(1.07)

Note 5: Debt
Debt obligations and associated interest rates consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,	September 30,	December 31,
(in $000s)	2020	2019	2020	2019
2019 Credit Facility	$269,022	$250,000	4.1%	4.2%
Senior Secured Notes due 2024	475,000	475,000	10.0%	10.0%
Notes Payable	2,561	3,525
Total debt outstanding	746,583	728,525
Deferred finance fees	(12,033)	(14,222)
Net debt	734,550	714,303
Less current maturities	(1,280)	(1,280)
Long-term debt	$733,270	$713,023
On March 10, 2020, we entered into an agreement (the “Incremental Agreement”) amending the 2019 Credit Facility. The Incremental Agreement amends the syndicate of banks for a new participant that increased the maximum amount of the facility by $35.0 million to a total of $385.0 million. As of September 30, 2020, there was $67.4 million (excluding cash) of availability under the 2019 Credit Facility.
On July 31, 2019, in connection with a series of transactions with Capitol Investment Corp. IV, debt obligations under a revolving credit facility, a revolving credit commitments and senior notes, were extinguished. In connection with the extinguishment, unamortized deferred financing fees were written-off. The loss on extinguishment of debt aggregated $4.0 million.

Note 6: Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

(in $000s)	September 30, 2020	December 31, 2019
Goodwill	$237,658	$238,195
Nesco trade name	28,000	28,000
Other intangible assets:
Trade names	1,030	1,030
Non-compete agreements	380	380
Customer relationships	52,880	52,880
	82,290	82,290
Less: accumulated amortization	(13,971)	(11,738)
Intangible assets, net	68,319	70,552
Goodwill and intangible assets	$305,977	$308,747
Goodwill related to our ERS segment and PTA segment was $228.9 million and $8.8 million, respectively, as of September 30, 2020 and December 31, 2019.
We perform our annual goodwill impairment testing in the fourth quarter of each year. In addition to the annual impairment test, we regularly assess whether a triggering event has occurred which would require interim impairment testing. During the first quarter ended March 31, 2020, we qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired. Based that interim impairment assessment, we determined that our goodwill and indefinite-lived intangible assets were not impaired. During the three months ended September 30, 2020, we did not identify any triggering events that necessitated an impairment test.

Note 7: Earnings per Share
As described more fully in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, on July 31, 2019, we completed a series of transactions with Capitol Investment Corp. IV that were accounted for as a reverse recapitalization. In connection therewith, the merger and share exchange resulted in $172.3 million, net of transaction costs, of contributed capital. Earnings per share has been recast for all historical periods to reflect the Company's capital structure for all comparative periods.
Diluted net income (loss) per share includes the effects of potentially dilutive shares of common stock. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation, all of which have been excluded from the calculation of diluted net income (loss) per share because earnings are at a net loss and therefore, the potentially dilutive effect would be anti-dilutive. The share amounts of our potentially dilutive shares excluded aggregated 27.8 million and 27.3 million for the three and nine months ended September 30, 2020, respectively.
The following tables set forth the computation of basic and dilutive earnings (loss) per share:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in $000s, except share and per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$15,173	49,033,903	$0.31	$(18,010)	39,909,481	$(0.45)
Dilutive common share equivalents	—	273,908		—	—
Diluted earnings (loss) per share	$15,173	49,307,811	$0.31	$(18,010)	39,909,481	$(0.45)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in $000s, except share and per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(13,946)	49,033,903	$(0.28)	$(30,157)	27,743,586	$(1.09)
Dilutive common share equivalents	—	—		—	—
Diluted earnings (loss) per share	$(13,946)	49,033,903	$(0.28)	$(30,157)	27,743,586	$(1.09)

Note 8: Share-Based Compensation
During the second quarter ended June 30, 2019, the Company's stockholders approved the 2019 Omnibus Incentive Plan, which authorizes up to 3,150,000 shares of common stock of Nesco Holdings, Inc. for issuance in accordance with the plan’s terms, subject to certain adjustments. On June 11, 2020, the Company's stockholders approved the Amended and Restated 2019 Omnibus Incentive Plan, which increased the total authorized shares of common stock of Nesco Holdings, Inc. to 6,150,000 (the "Plan"). The purpose of the Plan is to provide the Company's and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity-based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash based awards. At September 30, 2020, there were 2,587,992 shares in the share reserve still available for issuance.
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units ("RSUs"), performance share units ("PSUs"), and deferred compensation.

Table of Contents
Compensation Expense
Share-based compensation expense was $0.7 million and $1.7 million for the three and nine months ended September 30, 2020, respectively, and is included in selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations. In the nine months ended September 30, 2020, the Company's board of directors approved and awarded various share grants under the Plan, totaling approximately 1.2 million options and 0.8 million RSUs. As of September 30, 2020, there was approximately $8.0 million of total unrecognized compensation cost related to stock-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted average period of 3.4 years.

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
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
September 30, 2020
2019 Credit Facility	$269,022	$—	$269,022	$—
Senior Secured Notes due 2024	475,000	—	497,563	—
Notes Payable	2,561	—	2,561	—
Derivative	7,858	—	7,858	—

December 31, 2019
2019 Credit Facility	$250,000	$—	$250,000	$—
Senior Secured Notes due 2024	475,000	—	494,000	—
Notes Payable	3,525	—	3,650	—
Derivative	1,709	—	1,709	—

Note 10: Financial Instruments
In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest rate exposure. These financial instruments are not used for trading or speculative purposes.
The fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets were as follows:

	Liability Derivatives
(in $000s)	September 30, 2020	December 31, 2019
Derivative instruments:
Interest rate collar	$7,858	$1,709
Total derivative instruments	$7,858	$1,709

Derivatives Not Designated as Hedges
On July 17, 2019, we entered into an interest rate collar agreement to mitigate the risk of changes in the interest rate paid during the contract period for $170.0 million of the Company's variable rate loans under the 2019 Credit Facility. Under the terms of the interest rate collar, we are required to pay the counterparty to the agreement an amount equal to the difference between a monthly LIBOR-based interest rate and a defined interest rate floor; conversely, we are entitled to receive from the counterparty an amount equal to the excess of a LIBOR-based interest rate and a defined interest rate cap. The required payments due to or due from the counterparty are calculated by applying the interest rate differential to the notional amount ($170.0 million) and are determined monthly through July 31, 2024. The interest rate collar expires in July 2024 and has not been designated as a cash flow hedge. Consequently, the change in fair value of the interest rate collar ($0.2 million and $6.1 million in the three and nine months ended September 30, 2020, respectively) is recognized in our Unaudited Condensed Consolidated Statements of Operations within Other (income) expense, net.
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

Purchase Commitments
We enter into purchase agreements with manufacturers and suppliers of equipment for our rental fleet and inventory. All of these agreements are cancellable within a specified notification period to the supplier.

Note 12: Income Taxes
The Tax Cuts and Jobs Act of 2017 included new rules created to limit the deductibility of interest expense in certain circumstances. Historically, we had maintained a valuation allowance against our deferred tax assets related to federal and state net operating loss carryforwards as well as disallowed interest expense deduction carryforwards under those rules. During the three and nine months ended September 30, 2020, we recorded a reduction of our deferred tax valuation allowance, which resulted in an increase in income tax benefit of approximately $5.0 million. The reduction represents a correction of valuation allowances recorded in prior annual periods. These valuation allowances were recognized based on our prior interpretation of the manner in which the interest limitation rules impact the realizability of certain deferred tax assets. In our revised assessment, we estimate we are more likely than not to realize certain of our federal and state deferred tax assets within the period that the carryforwards expire.
In addition, in March 2020, the United States Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) reduced the amount of disallowed interest expense which resulted in a greater amount of interest deduction. Consistent with our historical practice, we had recognized a deferred tax valuation allowance against the incremental net operating loss carryforwards generated as a result of the CARES Act during the first half of 2020. As a result of our revised assessment described in the previous paragraph, during the three and nine months ended September 30, 2020, we recorded an income tax benefit of approximately $8.7 million to correct the deferred tax valuation allowance recorded in prior 2020 interim periods. We determined that the effects of the misstatements, both on an individual and cumulative basis, were not material to our consolidated financial statements for any interim or annual period.
Further, on July 27, 2020, the United States Department of Treasury and Internal Revenue Service issued final regulations that provided guidance on the determination of disallowed interest expense. This guidance also resulted in net operating loss carryforwards that are estimated to be realized. As a result, during the three and nine months ended September 30, 2020, we recorded an income tax benefit of approximately $11.8 million.

Note 13: COVID-19
During the on-going COVID-19 pandemic, we have undertaken efforts intended to maintain the health and safety of our employees and their families and to ensure the Company's continued financial and operational viability, especially in relation to our position as a supplier to critical industries. Employees whose tasks can be completed offsite have been instructed to work from home.  Our service locations remain operational, and we are maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate.
While Nesco’s business is considered critical, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in the future due to numerous uncertainties. Some of our customers are delaying projects, deferring future capital equipment purchases and eliminating in-person sales meetings.  As a result, our business has been and will continue to be adversely impacted by the pandemic. Since the pandemic began, management has been focused on delivering for our customers and managing our costs and cash flows while preparing for a future recovery. We have reduced our capital spending, our working capital balances and undertaken cost reduction efforts including limited headcount reductions. At the same time, we have continued to make opportunistic investments in the fleet, systems and personnel to position the Company for long-term growth. We are continually monitoring the markets in which we operate and will take additional actions we believe are appropriate as the situation continues to develop.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” or "Nesco” refers to Nesco Holdings, Inc. and its consolidated subsidiaries.
The following discussion contains forward-looking statements. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see the section herein entitled “Disclosure Regarding Forward-Looking Statements” and the section entitled "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on March 16, 2020, and our Quarterly Report filed with the SEC on May 7, 2020.

Overview of Markets and Related Industry Performance

Nesco continued to be negatively impacted by the COVID-19 pandemic during the third quarter of 2020, particularly during July and August and began to see a normal seasonal uptick take hold starting in late August and continuing past the end of the quarter. While Nesco has not yet reached the same levels as a year ago, and remains cautious about the continuing impact of the COVID-19 pandemic, OEC on rent improved significantly from the beginning of the quarter to the end of the quarter.

Nesco serves critical infrastructure sectors that have been identified by the by the United States Cybersecurity and Infrastructure Security Agency ("CISA") as vital to the U.S. Accordingly, we have continued to meet the needs of our customers during the pandemic. We continue to adhere to protocols designed to maintain the health and safety of our employees and their families, as well as our customers, vendors and communities. These protocols have allowed the Company to keep all business and service locations operational throughout the pandemic with little to no disruption.

Starting in March, we saw a decline in demand from customers as planned projects were delayed in response to the uncertainty caused by the onset of the pandemic. These delays were most pronounced in electric distribution customers close to population centers in efforts to promote social distancing. Electric transmission customers also delayed planned new project starts. This led to a decline in OEC on rent during the second quarter and into the beginning of the third quarter. As projects ended or were delayed, equipment was returned and there was little offsetting demand from new projects. This trend began to reverse starting in late August. Nesco started to service new electric distribution projects and then benefited from a normal seasonal uptick of new electric transmission projects in August that has continued through September and October. Electric distribution and transmission customers continue to have large backlogs of projects that must be undertaken to maintain an aged grid, to reduce fire hazards, to ensure the uninterrupted supply of electricity and to meet growing electricity demands of the future tied to increased household usages and vehicle electrification. We have experienced relative stability in the rail and telecom sectors. Telecom end-customers have announced intentions to continue to invest in 5G infrastructure and additional network enhancements designed to address deficiencies that became apparent with increased traffic during pandemic stay-at-home orders.

The unprecedented nature of the COVID-19 pandemic continues to make it difficult to predict our future business and financial performance. However, our customers continue to reiterate record or near-record backlogs and capital investment plans. We are not aware of any significant project cancellations by our customers during the pandemic at this time. Customer projects that we are aware of were merely delayed. Many projects that were previously delayed have now been rescheduled. Following the project delays from March to August, we are now experiencing an increase in demand as customers work to fulfill backlogs. Like Nesco, our customers have become more adept at working safely within the pandemic environment.

At the onset of the pandemic, our focus was on delivering upon the needs of our customers, managing costs and cash flows, and preparing for a future recovery. We reduced our capital spending, our working capital balances and undertook cost reduction efforts including limited headcount reductions. As part of these efforts we reduced our service costs by limiting repairs on equipment coming off-rent to levels required to meet demand. We are now beginning to pivot towards a recovery. In the near-term, this will drive service cost increases as we seek to rapidly deploy equipment to meet customer demand. As we look ahead to 2021 we are formulating a disciplined capital investment strategy that will support long term growth. At the same time, we are focused on maintaining a financial position and liquidity level that provides flexibility in the face of ongoing uncertainty.

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
Adjusted EBITDA
Adjusted EBITDA is also a non-GAAP financial performance measure that we use to monitor our results from operations, to measure our performance against our debt covenants and in measuring our performance relative to that of our competitors.
We believe the presentation of Adjusted EBITDA enhances an investor’s understanding of our financial performance because it is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. Such items are excluded pursuant to the definition of Adjusted EBITDA in the 2019 Credit Facility and the Indenture Adjusted EBITDA is the basis for several financial loan covenants contained in the 2019 Credit Facility. We believe that Adjusted EBITDA provides investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, service debt and undertake capital expenditures. We use these financial measures for business planning purposes, for loan compliance purposes, and in measuring our performance relative to that of our competitors.
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
Consolidated Operating Results Three and Nine Months Ended September 30, 2020 and 2019

(in $000s)	Three Months Ended September 30, 2020	% of revenue	Three Months Ended September 30, 2019	% of revenue	Nine Months Ended September 30, 2020	% of revenue	Nine Months Ended September 30, 2019	% of revenue
Rental revenue	$46,125	66.6%	$50,103	80.2%	$144,103	65.7%	$143,871	77.0%
Sales of rental equipment	5,510	8.0%	3,436	5.5%	19,585	8.9%	15,167	8.1%
Sales of new equipment	6,048	8.7%	1,246	2.0%	19,043	8.7%	8,076	4.3%
Parts sales and services	11,577	16.7%	7,657	12.3%	36,753	16.7%	19,675	10.5%
Total Revenue	69,260	100.0%	62,442	100.0%	219,484	100.0%	186,789	100.0%
Cost of revenue	34,162	49.3%	23,484	37.6%	106,833	48.7%	73,159	39.2%
Depreciation of rental equipment	19,467	28.1%	17,694	28.3%	59,275	27.0%	51,369	27.5%
Gross Profit	15,631	22.6%	21,264	34.1%	53,376	24.3%	62,261	33.3%
Operating expenses	10,672		15,675		39,102		38,162
Operating Income	4,959		5,589		14,274		24,099
Other Expense	15,294		23,105		54,061		52,926
Loss Before Income Taxes	(10,335)		(17,516)		(39,787)		(28,827)
Income Tax Expense (Benefit)	(25,508)		494		(25,841)		1,330
Net Income (Loss)	$15,173		$(18,010)		$(13,946)		$(30,157)

Total Revenue. Total revenue for the third quarter of 2020, increased by $6.8 million, or 10.9%, compared to the third quarter of 2019. Rental revenue for the third quarter of 2020 decreased $4.0 million, or 7.9%, compared to the same period in 2019. The reduction in rental revenue was primarily a result of units coming off rent and a lack of new project starts during July and August as customers delayed projects in response to COVID-19, leading to a decrease in average equipment on rent of 4.1% to $464.3 million in the current quarter from $484.3 million in the same quarter of 2019. This trend reversed beginning in late August and equipment on rent ended the third quarter of 2020 at $489.1 million, an increase of more than 10% from the start of the quarter. Sales of rental equipment, which can vary from quarter to quarter, increased $2.1 million, or 60.4%, as we selectively divested underutilized and aging equipment. Sales of new equipment, which also varies from quarter to quarter, increased $4.8 million, or more than 3.5x, compared to the same period in 2019. Parts sales and service revenue increased $3.9 million, or 51.2%, compared to the same period in 2019 primarily due to the acquisition of Truck Utilities.
Total revenue for the nine months ended September 30, 2020, increased by $32.7 million, or 17.5%, compared to the same period in 2019. Rental revenue increased $0.2 million, or 0.2%, compared to the same period in 2019 driven by investments made in 2019 and partially offset by delays in projects resulting from the COVID-19 pandemic in the second and third quarters. Sales of rental equipment increased $4.4 million, or 29.1%, and sales of new equipment increased $11.0 million, or 135.8%, compared to the same period in 2019. Parts sales and service revenue increased $17.1 million, or 86.8%, compared to the same period in 2019 primarily due to the acquisition of Truck Utilities.
Cost of Revenue. Cost of revenue, excluding depreciation of $19.5 million, for the three months ended September 30, 2020, increased by $10.7 million, or 45.5%, compared to the same period in 2019 ($12.5 million, or 30.2%, including depreciation).
Cost of revenue, excluding depreciation of $59.3 million, for the nine months ended September 30, 2020, increased by $33.7 million, or 46.0%, compared to the same period in 2019 ($41.6 million, or 33.4%, including depreciation). The majority of the increase in cost of revenue for both the three and nine months ended September 30, 2020 is attributed to incremental costs aligned with the increases in parts sales and service revenue and in equipment sales revenue.
Operating Expenses. Operating expenses for the three months ended September 30, 2020 decreased $5.0 million, or 31.9%, and increased $0.9 million, or 2.5%, for the nine months ended September 30, 2020, compared to the same periods in 2019. The decrease in the third quarter is a result of cost reductions taken by the Company as a result of the COVID-19 pandemic and reduced transaction expenses. The increase for the nine month period is partially due to increased selling, general and administrative expenses as a result of increased headcount with the expansion of the organization and additional expenses incurred as a result of being a public company. Offsetting the increase is a reduction in transaction expenses of $6.3 million for the nine month period ended September 30, 2020 compared to the same period in 2019, which were directly related to the merger with Capitol in 2019.
Other Expense. Other expense for the three months ended September 30, 2020 decreased $7.8 million, or 33.8%, and increased $1.1 million, or 2.1%, for the nine months ended September 30,2020, compared to the same periods in 2019. Other expense in the three and nine months ended September 30, 2019 includes loss of extinguishment of debt of $4.0 million directly related to the transactions with Capitol, which closed on July 31, 2019. Additionally, the changes in fair value of an interest rate collar, which is an undesignated hedging instrument, resulted in income in the current quarter of approximately $0.6 million ($6.1 million expense for the nine month period ended September 30, 2020). Net interest expense in the current quarter decreased by $0.7 million.
Income Tax Expense. Income tax expense was a benefit of $25.5 million and $25.8 million for the three and nine months ended September 30, 2020, respectively. We recorded a reduction of our deferred tax valuation allowance related to federal and state net operating loss carryforwards as well as disallowed interest expense deduction carryforwards. Final regulations issued by the US Treasury and Internal Revenue Service prompted a reassessment of how we had established valuation allowances in prior interim and annual periods, which were based on interpretations regarding the impacts of the interest limitation rules . In our revised assessment, we estimate that we are more likely than not, able to realize certain of our federal and state deferred tax assets within the period that the carryforwards expire.
Financial Performance
We believe that our operating model, together with our highly variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We are able to generate free cash flow through our earnings, as well as sales of used equipment. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue. We principally evaluate financial performance based on five measurements: Adjusted EBITDA, equipment dollars ("OEC") on rent, fleet count, fleet utilization and rental rate per day. The following table summarizes these operating metrics.
The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Financial performance for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in $000s, except fleet count and rate per day)	2020	2019	change	(%)	2020	2019	change	(%)
Adjusted EBITDA (a)	$28,020	$30,654	$(2,634)	(8.6)	$86,249	$91,900	$(5,651)	(6.1)
Average equipment on rent (b)	$464,302	$484,305	$(20,003)	(4.1)	$475,038	$467,178	$7,860	1.7
Average fleet count	4,542	4,221	321	7.6	4,595	4,075	520	12.8
Average fleet utilization (c)	72.1%	79.1%	(7.0)%	(8.8)	73.1%	80.4%	(7.3)%	(9.1)
Average rental rate per day (d)	$137.16	$138.11	$(0.95)	(0.7)	$137.23	$137.42	$(0.19)	(0.1)
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
Adjusted EBITDA. Adjusted EBITDA decreased $2.6 million, or 8.6%, to $28.0 million for the three months ended September 30, 2020 compared to the same period in 2019. This decrease can primarily be attributed to a $3.9 million decline in gross profit, excluding depreciation of $19.5 million, partially offset by a decrease in operating expenses.
Adjusted EBITDA decreased $5.7 million, or 6.1%, to $86.2 million for the nine months ended September 30, 2020 compared to the same period in 2019. This decrease is primarily due to the increase in selling, general and administrative expenses, partially offset by a $1.0 million decrease in gross profit, excluding depreciation of $59.3 million.

The following is a reconciliation from U.S. GAAP net loss to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2020	2019	2020	2019
Net income (loss)	$15,173	$(18,010)	$(13,946)	$(30,157)
Interest expense	15,853	16,533	47,816	46,376
Income tax expense (benefit)	(25,508)	494	(25,841)	1,330
Depreciation expense	19,711	17,928	60,080	52,104
Amortization expense	771	724	2,233	2,172
EBITDA	26,000	17,669	70,342	71,825
Adjustments:
Non-cash purchase accounting impact (1)	390	126	1,485	862
Transaction and process improvement costs (2)	1,380	9,648	5,098	14,676
Major repairs (3)	211	376	1,506	1,522
Share-based payments (4)	657	283	1,669	463
Change in fair value of derivative (5)	(618)	2,552	6,149	2,552
Adjusted EBITDA	$28,020	$30,654	$86,249	$91,900

The following is a reconciliation from Adjusted EBITDA to net cash flow from operating activities for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
(in $000s)	2020	2019
Adjusted EBITDA	$86,249	$91,900
Adjustments:
Change in fair value of derivative (5)	(6,149)	(2,552)
Share-based payments (4)	(1,669)	(463)
Major repairs (3)	(1,506)	(1,522)
Transaction and process improvement costs (2)	(5,098)	(14,676)
Non-cash purchase accounting impact (1)	(1,485)	(862)
EBITDA	70,342	71,825
Add:
Interest expense	(47,816)	(46,376)
Income tax benefit (expense)	25,841	(1,330)
Amortization - financing costs	2,188	2,099
Share-based payments	1,669	463
Loss (gain) on sale of rental equipment and parts	(4,231)	(3,930)
Gain on insurance proceeds - damaged equipment	(714)	(570)
Major repair disposal	1,506	1,522
Loss on extinguishment of debt	—	4,005
Change in fair value of derivative	6,149	2,552
Asset impairment	—	657
Deferred tax (benefit) expense	(24,417)	816
Provision for losses on accounts receivable	1,813	3,472
Changes in assets and liabilities:
Accounts receivable	9,258	(13,728)
Inventory	(3,797)	(13,742)
Prepaid expenses and other	(953)	(2,211)
Accounts payable	(8,920)	4,792
Accrued expenses	(11,782)	(4,770)
Deferred rental income	(1,270)	(4,832)
Net cash flow from operating activities	$14,866	$714
Notes to EBITDA and Adjusted EBITDA reconciliations:
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment sold. The equipment acquired received a purchase step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our credit agreement.
(2) 2020: Represents transaction costs related to Nesco’s acquisition of Truck Utilities (which include post-acquisition integration expenses incurred during the current quarterly and nine month periods); 2019: Represents transaction expenses related to merger activities associated with the transaction with Capitol that was consummated on July 31, 2019. These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are costs of startup activities (which include training, travel, and process setup costs) associated with the rollout of new PTA locations that occurred throughout the prior year into the current periods. Finally, the expenses associated with the Company's closure of its Mexican operations, which closure activities commenced in the third quarter of 2019, are included for the current quarterly and nine month periods. Pursuant to Nesco’s credit agreement, the cost of undertakings to affect such cost savings, operating expense reductions and other synergies, as well as any expenses incurred in connection with acquisitions, are amounts to be included in the calculation of Adjusted EBITDA.
(3) Represents the undepreciated cost of replaced vehicle chassis and components from heavy maintenance, repair and overhaul activities associated with our fleet, which is an adjustment pursuant to our credit agreement.
(4) Represents non-cash stock compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents the charge to earnings for our interest rate collar (which is an undesignated hedge) in the three and nine months ended September 30, 2020.

Equipment on Rent. Average equipment on rent was $464.3 million for the three months ended September 30, 2020, a decrease of $20.0 million or 4.1% over the same period in 2019. The decrease is primarily due to COVID-19 related customer project delays during the second and third quarters. This trend began to reverse in late August 2020 and equipment on rent was $489.1 million on September 30, 2020.
Average equipment on rent for the nine months ended September 20, 2020 was $475.0 million up from $467.2 million for the same period in 2019. The increase is due to fleet investments made in 2019 and continued demand from customers during the first quarter, offset by project delays related to COVID-19 in the second and third quarters.
Fleet Count. Average fleet count was 4,542 for the three months ended September 30, 2020, an increase of 321 units from an average fleet count of 4,221 over the same period in 2019. Sequentially, our fleet count declined by 73 units from the second quarter of 2020 as a result of the selective sale of under-utilized and aging assets, which were not offset by the acquisition of new equipment due to COVID-related capital investment curtailments. Average fleet count for the nine months ended September 30, 2020 was 4,595, an increase of 520 from an average fleet count of 4,075 over the same period in 2019. Bucket trucks represented the largest category of our year over year capital expenditures for the three and nine months ended September 30, 2020, driven by strong demand in 2019 and the first quarter of 2020 that has been offset by project delays resulting from the COVID-19 pandemic.
Fleet Utilization. Fleet utilization was 72.1% for the three months ended September 30, 2020, compared to 79.1% the same period of 2019. Fleet utilization was 73.1% for the nine months ended September 30, 2020, compared to 80.4% the same period of 2019. The decrease in both periods is primarily due to COVID-19 related customer project delays.
Rental Rate Per Day. Average rental rate per day was $137.16 for the three months ended September 30, 2020, a decrease of 0.7% from $138.11 for the same period in 2019. Average rental rate per day was $137.23 for the nine months ended September 30, 2020, a 0.1% decrease from $137.42 for the same period in 2019. Consolidated rate remained steady year over year.
Fleet Age. We use fleet age by type to assist in our decision to sell or purchase a fleet category to ensure our fleet age remains competitive. Our overall average fleet age was 3.9 years as of September 30, 2020, compared to 3.6 years at September 30, 2019. We believe the current age of our fleet is young and gives us flexibility from a capital allocation and sales perspective.
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
The OEC of our ERS fleet was $638.3 million as of September 30, 2020, a $44.6 million, or 7.5%, increase from $593.7 million at September 30, 2019.

Operating Results by Segment - Three and Nine Months Ended September 30, 2020 and 2019
The Company manages its operations through two business segments: rental and sale of fleet and equipment along with repair and maintenance related to those assets (ERS), and the rental and sale of parts, tools, and accessories (PTA). See Note 3, Segments, to our unaudited condensed consolidated financial statements for additional information.
Equipment Rental and Sales Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(in $000s)	2020	2019	$ change	% change	2020	2019	$ change	% change
Rental revenue	$42,615	$46,922	$(4,307)	(9.2)%	$132,693	$134,684	$(1,991)	(1.5)%
Sales of rental equipment	5,510	3,436	2,074	60.4%	19,585	15,167	4,418	29.1%
Sales of new equipment	6,048	1,246	4,802	385.4%	19,043	8,076	10,967	135.8%
Total revenues	54,173	51,604	2,569	5.0%	171,321	157,927	13,394	8.5%
Cost of revenue	23,342	17,091	6,251	36.6%	72,211	55,306	16,905	30.6%
Depreciation of rental equipment	18,530	16,636	1,894	11.4%	56,065	48,186	7,879	16.4%
Gross Profit	$12,301	$17,877	$(5,576)	(31.2)%	$43,045	$54,435	$(11,390)	(20.9)%

Total Revenues. Revenue in our ERS segment represented 78.2% and 82.6% of our consolidated revenues for the three months ended September 30, 2020 and 2019, respectively. ERS segment revenue increased by $2.6 million for the three months ended September 30, 2020 compared to the same period in 2019. Rental revenue decreased $4.3 million primarily as a result of COVID-19 project delays. Sales of rental and new equipment, which can vary from quarter to quarter, increased $6.9 million due in part to the selective divestiture of under-utilized and aging fleet equipment.
ERS segment revenue increased by $13.4 million or 8.5%, for the nine months ended September 30, 2020 compared to the same period last year. Rental revenue decreased by $2.0 million over the prior period primarily due to pandemic-related project delays in the second and third quarters. New equipment sales increased by $11.0 million, or 135.8%, compared to the same period in 2019. Used equipment sales increased by $4.4 million due in part to disposals of aged and under-utilized units.
Cost of Revenue. The $6.3 million increase in cost of revenue, excluding depreciation, for the three months ended September 30, 2020 compared to the prior year is primarily due to costs related to increased sales of rental and new equipment.
Cost of revenue, excluding depreciation, increased by $16.9 million year over year for the nine months ending September 30, 2020, primarily due to an increase in cost of sales of new and rental equipment.
Depreciation. Depreciation of our rental fleet increased by $1.9 million and $7.9 million for the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to growth in fleet equipment value.
Gross Profit. Gross profit for the three months ended September 30, 2020, excluding depreciation of $18.5 million, decreased by $3.7 million compared to the same period in 2019.
Gross profit for the nine months ended September 30, 2020, excluding depreciation of $56.1 million decreased by $3.5 million in the first three quarters of 2020 compared to the first three quarters of 2019. The decrease in both the three and nine month periods ended September 30, 2020 was due primarily to a reduction in high margin rental revenue.

Parts, Tools, and Accessories Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(in $000s)	2020	2019	$ change	% change	2020	2019	$ change	% change
Rental revenue	$3,510	$3,181	$329	10.3%	$11,410	$9,187	$2,223	24.2%
Parts sales and services	11,577	7,657	3,920	51.2%	36,753	19,675	17,078	86.8%
Total revenues	15,087	10,838	4,249	39.2%	48,163	28,862	19,301	66.9%
Cost of revenue	10,820	6,393	4,427	69.2%	34,622	17,853	16,769	93.9%
Depreciation of rental equipment	937	1,058	(121)	(11.4)%	3,210	3,183	27	0.8%
Gross Profit	$3,330	$3,387	$(57)	(1.7)%	$10,331	$7,826	$2,505	32.0%

Total Revenues. PTA segment revenue increased $4.2 million or 39.2% for the three months ended September 30, 2020 compared to same period in 2019. For the nine months ended September 30, 2020, PTA segment revenue increased by $19.3 million, or 66.9%. The increases in revenue are primarily due to the acquisition of Truck Utilities. The PTA segment experienced headwinds from COVID-19 social distancing measures in the last part of the first quarter and throughout the second and third quarters as a result of new project delays. Similar to ERS, PTA began to see a positive increase in sales and services revenue starting late in the third quarter.
Cost of Revenue. Cost of revenue, excluding depreciation, in the PTA segment increased $4.4 million and $16.8 million for the three and nine months ended September 30, 2020, respectively. As a direct result of the increase in parts sales volume, as well as the expansion of operations from two PTA locations to seven over the course of 2019 with an eighth location partially opening during the second quarter of 2020. This expanded footprint was designed to service growth that has not yet eventuated due to COVID-19. Similar to ERS, as a recovery takes hold, we have significant capacity in place within the PTA segment to support growth with limited new investments.
Gross Profit. PTA gross profit, excluding $0.9 million and $3.2 million of depreciation, decreased $0.2 million, or 4.0%, and increased $2.5 million, or 23.0%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The changes in gross profit were driven by higher revenue in the segment, but offset by higher costs as a result of expanded geographic footprint.

Liquidity and Capital Resources
Historical Liquidity
Our principal sources of liquidity include cash generated by operating activities and borrowings under our 2019 Credit Facility. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next twelve months, however, we are continuing to monitor the impact of COVID-19 on our business and the financial markets. We have proactively reduced our planned 2020 net capital expenditures (which we define to be purchases of rental and other property and equipment, net of proceeds from disposals of such assets) to help manage liquidity and optimize utilization. As of September 30, 2020, we had $1.6 million in cash compared to $6.3 million as of December 31, 2019. As of September 30, 2020, we had $269.0 million of outstanding borrowings under our 2019 Credit Facility with an additional $67.4 million in availability (subject to a borrowing base) compared to $250.0 million of outstanding borrowing under the 2019 Credit Facility as of December 31, 2019.
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
The 2019 Credit Facility has a five-year term and a floating rate of interest based on either the federal funds rate plus a margin ranging between 50 and 100 basis points or LIBOR plus a margin ranging between 150 and 200 basis points, in each case, depending on excess availability under the facility. Our availability under the 2019 Credit Facility is a percentage of the value of our accounts receivable, our parts inventory, our fleet inventory, and our cash, in each case, subject to certain eligibility criteria and periodic collateral evaluations. A portion of the 2019 Credit Facility may be used for the issuance of letters of credit. The 2019 Credit Facility is guaranteed by our wholly owned domestic subsidiaries, subject to customary exceptions, and is secured by substantially all of our assets and the guarantors. We can reduce the aggregate commitments under the 2019 Credit Facility without premium or penalty. The 2019 Credit Facility contains covenants which, among other things, limit the occurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. In addition, the 2019 Credit Facility requires the Company to comply with a financial maintenance covenant requiring the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00; provided that this covenant shall only be tested if availability under the 2019 Credit Facility is less than the greater of (i) 10% of the Line Cap and (ii) $30 million, and shall be tested until availability is no longer less than such amounts for 20 consecutive calendar days.
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
Covenants - The Senior Secured Notes contain various restrictive covenants.
As of September 30, 2020, we were in compliance with all of the covenants and other provisions of the 2019 Credit Facility and the indenture governing the Senior Secured Notes disclosed above. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
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
Historical Cash Flows
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in $000s)	2020	2019
Net cash flow from operating activities	$14,866	$714
Net cash flow from investing activities	(29,869)	(62,260)
Net cash flow from financing activities	10,341	59,607
Net change in cash	$(4,662)	$(1,939)
As of September 30, 2020, we had cash of $1.6 million, a decrease of $4.7 million from December 31, 2019. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance under our 2019 Credit Facility.
Cash Flows from Operating Activities
Net cash provided by operating activities was $14.9 million for the nine months ended September 30, 2020, as compared to net cash provided by operating activities of $0.7 million in same period of 2019. The increase in cash from operations was driven by prudent working capital management.

Cash Flows from Investing Activities
Net cash used in investing activities was $29.9 million for the nine months ended September 30, 2020, as compared to cash used in investing activities of $62.3 million in 2019. The decrease in net cash used in investing activities is primarily due to decreased property and equipment investments, increased proceeds from the sale of rental equipment and parts and from increased insurance recoveries, partially offset by increased investments in rental equipment during the first quarter.
Cash Flows from Financing Activities
Net cash provided by financing activities was $10.3 million for the nine months ended September 30, 2020, as compared to cash provided by financing activities of $59.6 million in 2019. Financing activities in the prior year reflect the refinancing of long-term debt in connection with the transactions with Capitol that closed on July 31, 2019.

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

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019. For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the referenced Annual Report on Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the quarterly period ended September 30, 2020.

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
•     safety and environmental requirements that may subject us to unanticipated liabilities; and
•     other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the 2019 Credit Facility, which provides for variable rate borrowings of up to $385.0 million, subject to a borrowing base. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the 2019 Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the 2019 Credit Facility by approximately $0.3 million per year. As of September 30, 2020, we had $269.0 million of outstanding borrowings against the 2019 Credit Facility.
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
Exchange rate risk
During the three and nine months ended September 30, 2020, we generated $1.8 million and $4.1 million of U.S. dollar denominated revenues in Canadian dollars, respectively, and $1.8 million Mexican pesos during the nine months ended September 30, 2020. Each 100 basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate or Mexican peso to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by less than $0.1 million. We do not currently hedge our exchange rate exposure.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.

Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report for the three months ended March 31, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

NESCO HOLDINGS, INC. (Registrant)

Date:	11/9/2020	/s/ Lee Jacobson
Lee Jacobson, Chief Executive Officer

Date:	11/9/2020	/s/ Joshua A. Boone
Joshua A. Boone, Chief Financial Officer and Secretary