Form 10-K
period 2020-12-31
NESCO HOLDINGS, INC.
filed 2021-03-09
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐     NO  ☒
The aggregate market value of shares of common stock held by non-affiliates, computed by reference to the closing price for such common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $59.5 million.
The number of shares of Nesco Holdings, Inc.’s common stock outstanding as of March 1, 2021, was 49,156,753.
DOCUMENTS INCORPORATED BY REFERENCE:
None

Table of Contents
Nesco Holdings, Inc.
FORM 10-K REPORT INDEX

PART I

Item 1. Business
Nesco’s Business
For purposes of this “Business” section, unless otherwise indicated, references to “we,” “our,” “us,” “Nesco” or the “Company” are to Nesco Holdings, Inc., a Delaware corporation, and its subsidiaries. References to our “Sponsors” are to ECP and Capitol.

Nesco Overview
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
With a young, coast-to-coast rental fleet of more than 4,500 units as of December 31, 2020, Nesco has a diverse specialty fleet offering that includes insulated and non-insulated bucket trucks, digger derricks, line equipment, cranes, pressure diggers and underground equipment, with all-terrain options such as all-wheel drive, track mounting and rail mounting. Nesco’s rental fleet has an average unit age of approximately 4.0 years at December 31, 2020 compared to an average expected useful life of 15 to 25 years. The long useful life of Nesco’s equipment assets is a key driver of attractive asset economics. Nesco expects that a combination of highly attractive asset economics and long rental periods will continue to drive strong profit margins. In addition to renting its fleet, Nesco opportunistically sells both new and used specialty equipment, which fosters strong customer relationships, facilitates fleet management and strengthens supplier relationships.
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
Nesco has an extensive geographic footprint which allows it to supply equipment and services to major electric utility T&D, telecom and rail customers throughout the U.S. and Canada. Nesco has over 60 locations, including third party facilities. This expansive footprint allows Nesco to opportunistically position its fleet in high-demand regions and across multiple end-markets, which drives high fleet utilization and results in superior customer connectivity. Nesco serves a diverse base of more than 2,000 customers as of December 31, 2020, including many of the top national and regional electric utilities, telecoms, railroads and related contractors.
Nesco’s three primary end-markets (electric utility T&D, telecom and rail) present large and compelling opportunities. Investment spend in these end-markets has exceeded the rate of GDP growth and shown resiliency through the economic cycle. Continued growth is supported by multiple important and transformative long-term trends. The electric utility market is in the early years of a secular upcycle, driven by utilities’ investment to replace or strengthen an aging electric grid, to integrate growing gas and renewable generation mandated by regulation and to meet the expanded demand from electric vehicles and electric heating with a growing focus on decarbonization. The 5G upgrade cycle is driving a new wave of telecom infrastructure spending. Urban congestion and increased freight transportation needs have driven a nationwide investment in improving rail infrastructure with many major projects approved and under development across the U.S. See “End-Market Overview” for additional detail.
Demand for Nesco’s equipment expanded from 2016 to 2019, as demonstrated by high levels of fleet utilization over this period. Prior to the Capitol Merger, Nesco’s ability to invest in its fleet to meet growing end-market demand was limited by the Company’s capital structure. As a result, Nesco turned away rental opportunities due to lack of fleet availability. With a strengthened capital structure following the consummation of the merger with Capitol Investment Corp. IV (“Capitol”), Nesco was able to make a significant investment into its fleet in 2019 to capture existing unmet demand as well as expected continued growth in demand from its end-markets.
Pending Acquisition of Custom Truck
On December 3, 2020, Nesco Holdings, Inc., Nesco Holdings II, Inc., certain affiliates of The Blackstone Group (“Blackstone”) and other direct and indirect equity holders of Custom Truck One Source, L.P. (“Custom Truck”), Blackstone Capital Partners VI-NQ L.P., and PE One Source Holdings, LLC (“PE One Source”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which Nesco Holdings II, Inc. agreed to acquire 100% of the limited partnership interests of Custom Truck and 100% of the limited liability company interests of Custom Truck’s general partner (the “Acquisition”). Upon consummation of the Acquisition, the equity interest holders of Custom Truck will receive a base purchase price of $1,475.0 million, subject to customary working capital adjustments, indebtedness and transaction expenses of Custom Truck as of the closing date, as well as an adjustment on the basis of the target original equipment cost of the rental fleet inventory owned by Custom Truck as of the closing date, if any. As further described below, the purchase price for the Acquisition will be financed through borrowings under a new asset-based revolving credit facility (the “New ABL Facility”), proceeds from the Subscription and the Supplemental Equity Financing, the rollover of certain equity interests of Blackstone and certain members of the management of Custom Truck whereby the sellers will receive 20,000,000 shares of Nesco common stock at closing, cash on hand, and proceeds from the private placement of senior secured high-yield notes.
In connection with entering into the Purchase Agreement, Nesco entered into the Debt Commitment Letter pursuant to which certain lenders have agreed to provide a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Purchase Agreement. The financing is anticipated to consist of the following: (i) an asset-based revolving credit facility in an aggregate principal amount of up to $750.0 million, $400.0 million of which shall be available on the closing date to finance the purchase price or, when determined, for working capital adjustments payable under the Purchase Agreement; and (ii) an issuance of senior secured notes (the “Notes,” the issuance of Notes, together with the incurrence of the new asset-based revolving credit facility, the “Debt Financing”) yielding approximately $1,000.0 million in gross cash proceeds and/or to the extent that the issuance of the Notes yields less than $1,000.0 million in gross cash proceeds or such cash proceeds are otherwise unavailable to consummate the Acquisition, loans under a senior secured bridge facility yielding up to approximately $1,000.0 million in gross cash proceeds (less the gross cash proceeds received from the Notes and available for use, if any).
The acquisition is expected to be accounted for using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with Nesco as the accounting acquirer of Custom Truck. In identifying Nesco as the accounting acquirer, management considered the structure of the transaction and other actions contemplated by the Purchase Agreement, including the composition of purchase consideration that will be issued to the selling equity holders of Custom Truck (consisting of cash from Nesco and Nesco common stock). Nesco also considered the relative outstanding share ownership and the composition of the combined company board following completion of the Acquisition. ASC 805 requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.
Also on December 3, 2020, Nesco entered into the Common Stock Purchase Agreement (the “Investment Agreement”) with PE One Source, an entity controlled by Platinum Equity Advisors, LLC (“Platinum”), in respect of the subscription relating to the issuance and sale to Platinum of (i) Nesco common stock, for an aggregate purchase price in the range of $700.0 million to $763.0 million, with the specific amount to be calculated in accordance with the Investment Agreement based upon the total equity funding required to fund the consideration to be paid pursuant to the terms of the Purchase Agreement, and (ii) additional shares of common stock for an aggregate purchase price of not more than $100.0 million, if necessary, in connection with the “Supplemental Equity Financing.” The shares of common stock issued and sold to Platinum have a purchase price of $5.00 per share. Nesco has also entered into subscription agreements in respect of the sale of 28,000,000 shares of common stock in a private placement at a price per share of $5.00 for aggregate proceeds of $140.0 million (the “Supplemental Equity Financing”).
Company History
Nesco was founded in 1988 as a family-owned equipment sales and rental company in Bluffton, Indiana, focused on the electric utility market. Following its acquisition by Energy Capital Partners (“ECP”) in early 2014, Nesco expanded and diversified its operations with the launch of the PTA business in late 2015 and the entry into the telecom and rail markets in 2016. The PTA business allowed Nesco to cross-sell a complementary product offering to its existing customer base. The expansion into the telecom and rail industries represented a natural extension given that a significant portion of Nesco’s equipment has applications across the electric utility T&D, rail and telecom end-markets. Nesco’s telecom and rail expansion was facilitated by Nesco’s acquisition of V&H Leasing Services, a rail equipment rental business, in 2016. The acquisitions of Bethea Tool and Equipment Company (“Bethea”) in 2017 and N&L Line Equipment (“N&L”) in 2018 further enhanced the PTA segment and positioned it for nationwide expansion. Bethea added manufacturing capacity of stringing blocks, the most significant product within the PTA portfolio. N&L added certified expertise in dielectric testing and manufacturing of certified live-line tools. In November 2019, Nesco closed the acquisition of Truck Utilities, Inc. (“Truck Utilities”), expanding Nesco’s presence in the Upper Midwest and bringing with it a young, underutilized fleet as well as upfit and service capabilities.
Merger with Capitol
On April 7, 2019, NESCO Holdings I, Inc. (which was the ultimate parent holding company prior to the transaction described below) (“Holdings I”) entered into a definitive agreement with Capitol, whereby the parties agreed to merge (the “Capitol Merger”), resulting in Nesco becoming a publicly listed company.

Capitol was originally incorporated under the laws of the Cayman Islands on May 1, 2017 as a blank check company under the name Capitol Investment Corp. IV to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities.
On July 31, 2019, we completed the Capitol Merger whereby Holdings I, became our wholly owned subsidiary and the entity (along with its subsidiaries) through which we operate our business. In connection with the Capitol Merger, Capitol domesticated as a Delaware corporation and changed its name to Nesco Holdings, Inc.
Segments
Nesco operates in two segments:
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
Parts, Tools and Accessories. The PTA segment principally offers customers sale and rental solutions for parts, tools and accessories to complement Nesco’s specialty equipment fleet. Our PTA segment also includes maintenance, repair and upfit services of new and used heavy-duty trucks and cranes. Customers include equipment rental customers, industry contractors and select distributors.

End-Market Overview
Nesco’s core end-markets are electric utility T&D, telecom and rail.

General End-Market Trends
Nesco’s end-markets have demonstrated limited correlation with GDP growth and resiliency through the recent economic cycle, with 0.52 correlation to GDP from 2001 to 2019 compared to the construction end-market’s 0.70 correlation with GDP in the same period. For additional information regarding the impact of COVID-19 on our business see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Markets and Related Industry Performance.”
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

Electric Utility T&D End-Market
Maintaining safe and effective transmission and distribution lines is critical to national infrastructure, as they carry the electricity that powers the nation. Transmission lines carry high voltage electricity long distances, while distribution lines carry electricity from local transformers to houses and businesses. Nesco’s specialty equipment is used in the maintenance and repair of live lines and installation of new lines. Capital expenditure spend in the electric utility transmission and distribution end-market is approximately $70 billion annually.3 This spend is driven by a number of attractive dynamics, demonstrating that the U.S. is likely in the very early stages of a multi-year electric utility T&D spending cycle.
Aging and Underinvested Electric Utility T&D Infrastructure. Electricity delivery in the U.S. depends on an aging and complex patchwork system of power generation facilities, transmission grids, local distribution lines and substations. Most electric utility T&D lines were constructed in the 1950s and 1960s with a 50-year life expectancy and were not originally engineered to meet today’s load demands. Today, approximately 40% to 50% of existing electric utility T&D infrastructure is at or beyond its
1 ARA/IHS Global Insight and Morgan Stanley research.
2 Jefferies research.
3 Evercore research.

engineered life4. Due in part to this aging infrastructure, costly electric emergency incidents and disturbances have increased more than sevenfold since 2000.5 Multiple costly fires have also been caused by aging and undermaintained transmission and distribution lines. The prevention of additional incidents associated with the continued operations of aging electric utility T&D infrastructure is expected to continue to drive increasing levels of maintenance and repair and replacement spend by utilities.
Changing Generation Landscape. The ongoing transition from coal to gas and renewables continues to drive changes in the generation landscape and transmission project development. Twenty-nine states and Washington, D.C. have adopted renewable portfolio standards, which mandate that a certain percentage — most states target 10% to 45% — of electricity sold by a utility must come from renewable sources.6 Approximately 786 gigawatts of new renewables and natural gas-fired generating capacity is expected to be added through 2050.7 As a result, significant spend for new transmission lines will be required to interconnect these new sources of power with the electrical grid.
Increased Focus on Decarbonization. With an increased societal focus on decarbonization, major fossil fuel driven sectors are shifting towards electrification. The electrification of vehicles, heating technology and industrial processes is expected to drive a significant increase in electricity demand and require a transmission investment of up to $90 billion by 2030.8
Increased Outsourcing by Utilities. Utilities are increasingly turning to specialized third-party contractors to fulfill construction and maintenance needs. This outsourcing trend is driven by the challenge of an aging workforce and desire to shift the management and responsibilities of non-core activities to external service providers. Outsourcing is a favorable trend for Nesco, given its rental penetration among electric utility T&D contractors who prefer to rent due to lower initial capital outlay, increased flexibility, improved asset utilization and productivity and significantly reduced storage and maintenance costs.
Nesco’s longstanding relationships, national scale and diverse fleet of specialty rental equipment makes Nesco a key supplier to many companies in the electric utility T&D end-market. Approximately 75.8% and 76.4% of Nesco’s revenue was generated from the electric utility T&D end-market for the twelve months ended December 31, 2020 and year ended December 31, 2019, respectively.
Telecom End-Market
Telecommunications infrastructure, including telecom cells, towers and wirelines, are the backbone of telephonic interaction and the transportation of mobile data. Nesco provides the specialty equipment required to maintain and install telecom cells, towers and communication lines. Construction spend on telecommunications infrastructure is approximately $80 billion annually.9 This spend is expected to grow throughout the next decade due largely to the advent of 5G technology.
Rapid technological advancements, including advanced digital and video service offerings, continue to increase demand for greater wireline and wireless network capacity and reliability. Data traffic is at an all-time high and is expected to substantially increase in the future. United States data traffic is expected to grow at a 21% Compound Annual Growth Rate (“CAGR”) from 2017 to 2022.10 In response to this demand, Verizon Wireless, AT&T Inc., T-Mobile US and Sprint Corporation (the “Big 4 U.S. Telecom Operators”) are planning to increase speed and capacity through the deployment of 5G technology.
5G technology will require the installation of numerous higher bandwidth small cells to “densify” wireless networks and enhance performance. This is because small cells only deliver coverage within approximately a quarter mile of their location, compared to approximately five miles for the existing 4G and predecessor macro cells.11 As a result, approximately 20 times more small cells will need to be installed in order to provide the same level of coverage as the existing macro cells.12
The spend required by the Big 4 U.S. Telecom Operators to deploy 5G technology is expected to grow at a 40% CAGR from 2019 to 2023, continuing into 2030 with total 2019 to 2030 spend of approximately $240 billion.13
Emerging wireless technologies are also driving significant wireline deployments. A complementary wireline investment cycle is underway to facilitate the deployment of fully converged wireless and wireline networks. Continued recurring maintenance will be required on existing wireline infrastructure and new 5G infrastructure.
4 Harris Williams research.
5 U.S. Department of Energy.
6 National Conference of State Legislatures.
7 EIA’s 2020 Annual Energy Outlook.
8 The Brattle Group.
9 Deutsche Bank research.
10 Cisco VNI Complete Forecast Highlights.
11 Deutsche Bank research.
12 Deutsche Bank research.
13 Morgan Stanley research.

Approximately 13.6% and 12.9% of Nesco’s revenue was generated from the telecom end-market in both the twelve months ended December 31, 2020 and year ended December 31, 2019, respectively.
Rail End-Market
Freight and commuter rail are responsible for transporting products and people across the nation. Nesco’s rail mounted equipment is used for a variety of tasks including the installation of new rail and maintenance of the existing rail lines. The hi-rail equipment is utilized in projects for both installation and repair of track, electric lines, signal crossings and signs. The equipment is also often used for working on older infrastructure such as repairing bridges and terminals with more antiquated track and systems that are in need of upgrades with more modern systems like Positive Train Control (“PTC”) and others. The six largest public railroads spend more than $10 billion annually in capital expenditures, which is expected to continue to grow as freight demands increase.14 In addition to freight rail, spend on active commuter rail projects is significant with a growing pipeline.
Freight Rail. Freight rail, one of the most cost-effective, energy-efficient modes of transport, carries about 40% of intercity freight as measured by ton-miles, more than any other mode of transportation.15 Total U.S. freight movements are expected to rise from around 18.0 billion tons in 2015 to around 25.3 billion tons in 2045 — a 41% increase.16 Nesco’s North American customers are principally Class I railroads and related contractors. Class I railroads operate in 44 states across the U.S. and account for 94% of freight rail revenues in North America.17
Commuter Rail. Trends such as population growth, increasing urbanization, a focus on sustainability, environmental awareness and increasing highway congestion are expected to drive continued investment in commuter rail. Furthermore, as a result of years of insufficient funding, transit systems across the U.S. are struggling to cope with aging infrastructure, creating a massive and increasing backlog. The most recent federal estimate quantifies the backlog of projects required to attain a “state of good repair”, meaning public transit is repaired to an age within its average service life, at $90 billion — projected to grow to $122 billion by 2032.18 In August 2018, the U.S. Senate approved a fiscal-year 2019 appropriations bill that provides $16.1 billion for public transit and intercity passenger rail. Also in 2018, the Los Angeles County Metropolitan Transportation Authority’s board adopted the Twenty-Eight by ’28 plan, which calls for completing 28 transportation projects at an estimated cost of $26 billion ahead of the 2028 Summer Olympics and Paralympics in Los Angeles.
Approximately 7.3% and 5.2% of Nesco’s revenue was generated from the rail end-market in the twelve months ended December 31, 2020 and year ended December 31, 2019, respectively.
Other End-Markets
Approximately 3.2% and 5.5% of Nesco’s revenue was generated from other end-markets in the twelve months ended December 31, 2020 and year ended December 31, 2019, respectively, primarily from lighting and signage.

Product and Services
Equipment Rental and Sales
Nesco’s equipment rental fleet consists of more than 4,500 units, which management believes is among the largest specialty equipment rental fleets in North America. Nesco’s fleet consists of more than 250 product variations to serve the specialized needs of its customers including various terrain options such as truck mounted, rail mounted, track mounted and all-wheel drive. Nesco’s equipment can reach transmission lines and cell sites in excess of 200 feet in the air, dig to a depth of 60 feet to install telephone and power line poles, provide power line and fiber line pulling capacity of up to 40,000 pounds and reach remote and inaccessible areas for rail maintenance. A large percentage of Nesco’s fleet is insulated, which allows customers to safely work on live electric lines. Nesco’s equipment is regularly tested for safety, which includes regulation-mandated dielectric testing of all insulated units to ensure safe operations near electrical wiring. The majority of Nesco’s equipment can be used across a variety of end-markets and many of Nesco’s customers operate in multiple end-markets. Rental rates vary depending on product type, geography, demand and other factors.
Examples of Nesco’s equipment rental products include:
14 BMO research and Loop research.
15 Railroad of New York.
16 U.S. Department of Transportation.
17 Association of American Railroads.
18 U.S. Department of Transportation.

Bucket Trucks	Trucks equipped with a bucket mounted on an insulated or non-insulated hydraulic lifting aerial device used to maintain and construct utility, rail or telecommunication lines.
Digger Derricks	Trucks equipped with a boom and auger used to dig holes and set utility, rail and telephone poles.
Line Equipment	Equipment used to string new and re-conduct overhead utility, rail, telecom or cable lines including pole trailers, reel handling trailers and other material handling trailers.
Cranes	Trucks equipped with a boom crane used for large-scale transmission line repair and construction and in multiple rail applications for material handling and lifting.
Pressure Diggers	Trucks equipped with a pressure drill used to dig holes for utility poles, structure bases and foundations through hard materials such as rock.
Underground Equipment	Variety of equipment used to place and remove underground utility and telecom lines without disruption to the surface.
Trucks/Miscellaneous Equipment	Hi-rail equipment including hi-rail service trucks, grapples, roto-dumps, PTC trucks, etc.
In addition to equipment rentals, Nesco opportunistically sells used equipment from its own fleet and new equipment as a qualified dealer for 17 of its suppliers.
Parts, Tools and Accessories
Nesco’s parts, tools and accessories rental inventory consists of approximately 57,000 units, which management believes is the second largest PTA rental fleet in North America. Nesco also has a broad inventory of PTA available for purchase, including Nesco-manufactured stringing blocks and insulated tools as well as other Original Equipment Manufacturer (“OEM”) direct products. Nesco’s PTA products are a natural extension of Nesco’s core equipment rental offering and can be rented or purchased on an individual basis or in packaged specialty kits. A typical crew on assignment will require a collection of parts, tools and accessories of between $25,000 and $80,000 per crew.
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
Examples of Nesco’s PTA products and services include:

Stringing Blocks	Stringing dollies and accessories used to string powerline, telephone line (including fiber), or cable, above ground or underground in the new construction, rebuild or maintenance of the lines.
Augers	Tool used to dig holes for power, telephone or cable poles and also used to dig holes for structure bases, pilings and foundation supports.
Insulated Tools
Extension arms, temp arms, insulated ladders, etc., used to insulate and dielectrically protect workers and temporarily reposition powerlines for safe execution of tasks while working at height in live line circumstances.

Other PTA	Crimping tools and dies, pumps/motors, underground fiber laying tools and various other tools used in either utility, telecom or rail applications.
Test and Repair Services	Regulatory requirements of not more than one year for specialized PTA including testing and inspections, design requirements, rubber testing, etc. and repair services for replacement parts.
Upfit and Repair Services	Customizing existing heavy-duty trucks by adding features, and repair services for replacement parts.

Competitive Strengths
Nesco believes that the following competitive strengths have been instrumental in its success and position Nesco for continued growth:
Market Leader Across Compelling End-Markets. We believe Nesco is a leader in each of the electric utility T&D, telecom and rail end-markets that Nesco serves with a fleet of more than 4,500 units of specialty equipment. Nesco has established this position by leveraging its expansive fleet, national sales and service network, longstanding customer relationships and operational expertise. All three end-markets are in the early years of a secular upcycle that is expected to persist for years to come. Nesco is well positioned to benefit from this projected growth.
Comprehensive Product Offering. Nesco has a broad product offering, including both a wide array of specialized rental equipment and a diverse range of ancillary parts, tools and accessories. Nesco believes that its diverse and comprehensive offering make it a specialty equipment provider of choice for its customers. Nesco believes its “one stop shop” value proposition sets Nesco apart from its competitors and strengthens customer relationships.
Expansive Geographic Footprint. Nesco’s geographic presence spans the United States and Canada with a network of more than 60 locations, including third party facilities. Nesco’s strategically allocated fleet and wide-reaching service capabilities allow it to quickly respond to both equipment and service requests from customers. The Company’s broad reach also represents a competitive advantage in serving customers with nationwide operations who may prefer the convenience of interacting with a limited number of equipment providers.
Established Customer Relationships and Industry Expertise. Nesco has longstanding relationships with its large and diverse group of customers. The Company has built strong expertise of the equipment and product requirements in its end-markets and works closely with its customers to determine their needs by projects. Nesco’s top ten customers have an average of an 19.6-year tenure with the Company. These established relationships represent a competitive advantage for Nesco.
Strong Financial Profile. Robust growing demand for Nesco’s equipment and strong asset-level returns enabled the Company to achieve a 13% revenue CAGR and an 11% Adjusted EBITDA CAGR from 2016 to 2020. Following the consummation of the Capitol Merger, our financial flexibility was improved to pursue strategic growth opportunities through investments in the fleet, expansion of the PTA business and selective strategic activity, while still maintaining prudent capital management. Nesco will also benefit from the use of certain attractive tax attributes, including a federal net operating loss carryforwards of $363.0 million and a state net operating losses carryforward of nearly $223.2 million, as of December 31, 2020.

Growth Strategies
Nesco intends to maintain its leading market position and drive continued revenue and earnings growth by pursuing the following strategies:

Invest in Fleet to Meet Growing Excess Demand. As a result of increasing demand from customers and a lack of equipment availability in Nesco’s fleet, the Company had to turn away more than 6,000 rental opportunities from 2017 to 2019. Nesco had limited ability to invest in its fleet during this period due to capital structure constraints. The number of rental opportunities that Nesco was unable to service due to a lack of product availability grew from 810 rental opportunities in 2015 to 1,999 rental opportunities in 2019 indicating a growing need for increased capital investment. Nesco tracks information on rental opportunities, including the reasons for opportunities not serviced, in its customer relationship management system.
With a strengthened capital structure, Nesco made a significant investment in its fleet in 2019, growing the fleet size by approximately 700 additional units. Nesco expects to address the existing and growing end-market demand with a targeted investment in product lines that have demonstrated the greatest excess demand, highest utilization and shortest payback periods. Nesco’s investments in its fleet will allow the Company to leverage its highly attractive unit economics, with unlevered internal rates of return of approximately 30%.
Increase Customer Penetration in Parts, Tools and Accessories. Since its launch in 2015, the parts, tools and accessories business has demonstrated significant growth, indicating the strong appeal of the product offering to Nesco’s customer base. PTA revenue as a percentage of equipment rental revenue increased from 17% in 2018, when only two locations were opened with a limited product offering at each of those locations, to 22% in 2020, excluding Truck Utilities, after Nesco opened four full service locations and a warehouse facility and added certified test and repair services to all of is full service locations. Nesco believes

PTA revenue as a percentage of equipment rental revenue demonstrates the level of cross-sell of the PTA segment into its existing customer base and believes there is ample opportunity to increase this percentage over time.
Following the acquisitions of Bethea and N&L in 2017 and 2018, Nesco became well positioned to expand the PTA segment. N&L and Bethea added manufacturing capabilities of key PTA products, including stringing blocks and hotline tools, both of which are long-lived assets that represent the largest share of PTA rentals. N&L also added certified test and repair capabilities. Management believes the integration of these two operations provides Nesco a cost and expertise advantage compared to competitors.
Nesco increased the number of PTA full-service locations and warehouses from two in 2018 to eight by the end of 2020. Each full-service location provides certified test and repair services and an expanded product offering of both insulated and non-insulated tools.
Selectively Pursue Strategic Acquisitions. Nesco has successfully sourced, executed and integrated seven strategic acquisitions since 2012. These seven accretive acquisitions have bolstered Nesco’s market leadership, fleet diversity, end market reach, product offerings and geographic footprint. The companies were acquired for weighted average EBITDA multiples ranging from 4.0x to 5.5x, including realized synergies and 100% or more of the expected synergies were realized in each acquisition, demonstrating management’s ability to effectively source, execute and integrate acquisitions. Management is actively evaluating additional acquisition opportunities to allow Nesco to leverage its national platform and act as a preferred consolidator in a fragmented industry with many regional and local players.
On December 3, 2020, Nesco announced entering into agreements to acquire Custom Truck. Nesco expects the combination with Custom Truck will create a leading, one-stop-shop provider of specialty rental equipment serving highly attractive and growing infrastructure end-markets, including transmission and distribution, the 5G revolution build-out and critical rail and other national infrastructure initiatives. With complementary business lines, customer bases and capabilities, the combination is expected to yield significant benefits from increased scale, breadth of product and service offerings and expanded geographic coverage. Following closing, we expect that the combined company will have a more attractive financial profile with significantly reduced leverage and enhanced liquidity providing flexibility to address anticipated demand in the large and growing addressable market in which it operates.
Customers Nesco serves a large base of more than 2,000 customers, including many of the top national and regional electric utilities, telecoms, railroads and related contractors.
Rental Contracts In excess of 95% of new rental orders use Nesco’s standard rental agreement, pre-negotiated master lease or national account agreements. The initial duration of Nesco’s rentals is 28 days or one month. Thereafter, the contract is automatically renewed in increments of 28 days or one month until the customer returns the equipment. Customers are billed on a monthly basis. The average rental duration of Nesco’s rental portfolio was approximately 13 months as of December 31, 2020 and December 31, 2019. In addition to the monthly rental rates, customers are responsible for the costs of delivery and return to Nesco’s service locations, preventative maintenance and consumables, and any loss or damage beyond normal wear and tear. Nesco’s rentals require customers to maintain liability and property insurance covering the units during the rental term and to indemnify Nesco from losses caused by the negligence of the customer, their employees or contractors. Nesco also provides rental customers the opportunity to enter into Rental Purchase Option (“RPO”) contracts, when requested, which allow the customer to earn credit towards the purchase of the equipment based on the rental payments made.
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
Nesco’s dedication to maintaining its fleet in like-new condition provides customers with more reliable, readily available equipment. Nesco’s expansive geographic footprint enables it to quickly turn around newly off-rent equipment which supports high utilization levels. Fleet maintenance that occurs in a service facility is executed either at a Nesco operated service location, or a third-party outsourced location. Fleet maintenance that occurs in the field is executed either by a Nesco employed technician or third-party field service technician. Major overhaul and repair jobs are typically performed by Nesco’s highly skilled internal service team. Third-party service providers typically perform routine maintenance work, including standard checks as equipment comes off rent, but are equipped to handle larger overhaul and repair jobs as needed. This unique service network improves Nesco’s maintenance response time, equipment reliability and utilization levels while allowing it to minimize fixed costs.
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
Suppliers Nesco sources the specialty equipment and parts, tools and accessories it rents and sells from a limited number of middle market suppliers including Terex, S.D.P. Manufacturing and Versalift. Nesco is one of the largest customers for most of its key suppliers, making Nesco an important and highly strategic sales channel for OEMs. Management believes Nesco receives preferential pricing terms and production priority unavailable to smaller competitors. Nesco’s senior leadership maintains strong relationships with key suppliers. The Company maintains a resilient supply chain network by sourcing equipment product lines from multiple manufacturers, keeping the market competitive and eliminating risk of disruptions from a single supplier.
Competition Nesco’s competitors include local, regional and national companies within the electric utility T&D, telecom or rail end-markets. The national competitors within the specialty equipment rental segment include Altec Industries, Custom Truck One Source and Danella Companies. In most cases, these competitors focus on a primary activity other than rental such as manufacturing, truck upfitting or construction services. The only national competitor within the comparable parts, tools and accessories segment is Wagner-Smith Equipment Co. Outside of Nesco, Nesco believes that no national provider has a comprehensive offering of both specialty equipment and adjacent parts, tools and accessories. In addition to national competitors, there are numerous local or regional competitors that serve Nesco’s target end-markets. These smaller competitors lack the scope of fleet, sales coverage, service coverage and PTA offering that is a part of Nesco’s customer value proposition. On December 3, 2020, Nesco announced entering into agreements to acquire Custom Truck.

Sales and Marketing
Sales
Nesco operates with a nationwide direct sales team to address the specialized needs of its customer base and cultivate strategic partnerships with key customers in the industry. The more than 35-member sales organization is led by members of the senior management team including Presidents and Regional Vice Presidents. The average years of experience in the industry of our sales personnel is more than 20 years. Nesco’s field sales organization has developed “first-call” relationships with several of its largest customers while providing significant expertise in the technical nature of the equipment and projects.
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

Facilities
Nesco headquarters is based in Fort Wayne, Indiana where it houses executive management, accounting, finance, information technology, human resources, marketing and procurement professionals. Nesco maintains a diverse geographic footprint in the U.S. and Canada, with 28 leased facilities operated by Nesco. All Nesco operated facilities are leased which enhances operational flexibility. Nesco operates 13 facilities for the servicing of its core equipment rental fleet. Additionally, the Company partners with more than 50 third-party service locations geographically disbursed throughout the U.S. and Canada. Nesco currently operates 7 PTA facilities in New Haven, IN, Poulsbo, WA, El Monte, CA, Yuma, AZ, Bluffton, IN, Wilkes Barre, PA, Alvarado, TX and Tallahassee, FL.

Intellectual Property
Nesco does not own or license any patents, patent applications or registered copyrights. Nesco owns a number of trademarks and domain names important to the business. Its material trademarks are registered or pending applications for registrations in the U.S. Patent and Trademark Office and various non-U.S. jurisdictions. The Company uses “Nesco” and “Truck Utilities” as unregistered trademarks and “Nesco Specialty Rentals”, “Nesco Rentals” and “Bethea” as registered trademarks. Additionally, pursuant to an agreement with Terex, Nesco has a revocable, royalty-free, limited license to use certain Terex trademarks to promote the sale and servicing of Terex products, subject to certain conditions of use. Nesco believes it owns or licenses, or could obtain on reasonable terms, any intellectual property rights needed to conduct its business.

Governmental Regulation
Nesco is subject to various governmental, including environmental, laws and regulations. Regulations affecting our operations principally relate to the licensing, permitting and inspection requirements for vehicles in our rental fleet. Additionally, we are subject to environmental regulations governing the discharge of pollutants into the air or water, the management, storage and disposal of, or exposure to, hazardous substances and wastes, the responsibility to investigate and clean up contamination, and occupational health and safety. The Company is not aware of any material instances of non-compliance with respect to environmental regulations.
Nesco is also subject to federal, state and local environmental laws and regulations with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. If leakage or a spill occurs, it is possible that the resulting costs of cleanup, investigation and remediation, as well as any resulting fines. The U.S. Congress and other federal and state legislative and regulatory authorities in the U.S. and internationally have considered, and will likely continue to consider, numerous measures related to climate change and greenhouse gas emissions. Should rules establishing limitations on greenhouse gas emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emissions become effective, demand for our services could be affected, our vehicle, and/or other, costs could increase, and our business could be adversely affected.

Human Capital
As of December 31, 2020, Nesco had approximately 380 employees across North America. Nesco has a non-union workforce and believes that relations with its employees are excellent. Nesco’s operations are generally organized into regions. These regions are managed by regional vice presidents or the executive management team in Fort Wayne. Geographic territories include assigned customer relationship managers, service center managers and warehouse managers. Employees are provided with operational and budgetary guidelines in order to make day-to-day decisions that are aligned with Nesco’s strategic objectives. Nesco’s management team monitors operational performance using various performance benchmarks, as well as conducts detailed monthly operating reviews. All employees receive training and development, including safety training, sales and leadership training, equipment-related training from Nesco’s suppliers and online courses covering a variety of relevant subjects.
Recruitment, training, and retention of employees is essential to the Nesco’s continued growth and fulfillment of customer needs. Nesco pays competitive wages and benefits, and other incentives intended to encourage safety, retention, and long-term employment. Employees are encouraged to participate in the Nesco’s 401(k) program, and Company-sponsored health, life, and dental plans. Nesco believes these factors aid in attracting, recruiting, and retaining employees in a competitive market.

Legal Proceedings and Insurance
From time to time, Nesco is subject to various lawsuits, claims and legal proceedings, the vast majority of which arise out of the ordinary course of business. The nature of Nesco’s business is such that disputes related to vehicles and accidents occasionally arise. Nesco assesses these matters on a case-by-case basis as they arise and it establishes reserves as and if required, based on its assessment of exposure. Nesco has insurance policies to cover general liability and workers’ compensation related claims. Management believes that none of the existing legal matters will have a material adverse effect on Nesco’s business or financial condition.

Available information
This Annual Report on Form 10-K, as well as future quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (https://www.nescospecialty.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference in this Annual Report. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at www.sec.gov.

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
Risk Factor Summary
For a summary of risk factors, see our “Disclosure Regarding Forward-Looking Statements and Risk Factor Summary.”
Risks Related to the COVID-19 Pandemic or Another Pandemic
The financial condition and results of operations of our business may be adversely affected by the COVID-19 pandemic or other pandemics.
Health concerns arising from the outbreak of a health epidemic or pandemic, including COVID-19, may have an adverse effect on our business. Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including arising from various strains of coronavirus, such as COVID-19, or avian flu, or swine flu, such as H1N1, particularly if located in regions where inputs for our supply chain are manufactured. COVID-19 has spread to a significant number of countries and has had a global economic impact on the financial markets and economies of many countries. Our financial condition and results of operations could be adversely affected to the extent that the United States and Canada impose widespread quarantines that may limit our ability to offer our products and services to our customers. As a result of the COVID-19 pandemic, states in which we operate imposed restrictions on travel and other measures designed to control the spread of COVID-19. Although we were deemed an essential business during the pandemic, our first priority remains the health and safety of our employees and their families. Employees whose tasks can be done offsite have been instructed to work from home. Our service locations remain operational, and we are maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate. Nesco was negatively impacted by the COVID-19 pandemic during second quarter of 2020 and continuing into the third quarter of 2020, particularly during July and August; however, we began to see a normal seasonal uptick take hold starting in late August and continuing to the end of the year. While Nesco has not yet reached the same levels as a year ago, and remains cautious about the continuing impact of the COVID-19 pandemic, the pandemic could lead to an extended disruption of economic activity and the impact on our consolidated results of operations, financial position and cash flows could be material. Furthermore, another significant outbreak of COVID-19 or another contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect our operating results. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
Risks Related to Our Business and Operations
Demand for our products and services is cyclical and vulnerable to industry downturns and regional and national downturns, which may result from the current economic conditions.
The demand for specialty equipment in the electric utility T&D, telecommunications, rail and private non-residential construction industries has been, and will likely continue to be, cyclical in nature and vulnerable to downturns specific to the industry, as well as to the United States economy in general. If the general level of economic activity were to decrease below historic norms, or the time frames for updating the electricity, telecommunications, and rail infrastructure, or compliance periods for government-regulated reliability levels were extended, financing conditions for our industry could be adversely affected and our customers may delay commencement of work on, or cancel, new projects or maintenance activity on existing projects. A number of other factors, including changes in government infrastructure spending programs, outside of our control could adversely affect electric utility T&D, telecommunications and rail project spending, which could result in lower demand from our customers for our products and services. As a result, demand for our products and services could decline for extended periods, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, each of electric utility T&D, telecommunication, rail and private non-residential construction industries may be affected at different times from market fluctuations specific to those industries.

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
Our revenue and operating results have historically varied from quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult for us grow our business. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including:
•general economic conditions in the markets where we operate;
•the cyclical nature of the industries in which our customers operate (electric utility T&D, telecommunications, rail and non-residential construction);
•severe weather and seismic conditions temporarily affecting the regions where we operate;
•changes in governmental regulations specific to the industries in which we operate;
•changes in government spending for infrastructure projects;
•the effectiveness of integrating acquired businesses and new start-up businesses;
•the cost and availability of capital to make acquisitions;
•the cost and availability of equipment to replenish and grow our rental fleet;
•changes in demand for, or utilization of, our equipment or in the prices we charge due to changes in economic conditions, competition or other factors;
•increases in interest rates and related increases in our interest expense and our debt service obligations;
•currency risks and other risks associated with international operations;
•an overcapacity of fleet in the equipment rental industry;
•changes in the size of our rental fleet and/or in the rate at which we sell our used equipment; and
•the impact of changes in tax regulation on the economic benefits of leasing equipment compared to buying equipment.
We are subject to competition, which may have a material adverse effect on our business by reducing our ability to increase or maintain revenues or profitability.
The specialty equipment rental industry, especially as it relates to rental companies, is highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national and regional equipment rental companies to small, independent businesses with a limited number of locations. We generally compete on the basis of availability, quality, reliability, delivery, price and customer services. Some of our competitors have significantly greater financial, marketing and other resources than we do, and may be able to reduce rental rates or sales prices. In addition, we cannot be certain that our existing or prospective customers will continue to rent equipment in the future.
The cost of new equipment that we purchase for use in our rental fleet or for our sales inventory may increase and therefore we may spend more for such equipment, and in some cases, we may not be able to procure equipment on a timely basis due to supplier constraints.
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
In addition, the market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:
•the market price for new equipment of a like kind;
•wear and tear on the equipment relative to its age;
•the time of year that it is sold (prices are generally higher during the construction seasons);
•worldwide and domestic demands for used equipment;
•the supply of used equipment on the market; and
•general economic conditions.
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
One of our growth strategies is to selectively pursue, on an opportunistic basis, acquisitions of additional companies that will allow us to continue to expand our service offering and geographic footprint. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational or financial problems. Further, acquisitions involve certain risks, including failure of the acquired business to achieve expected results, diversion of management’s attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition or results of operations. In addition, we may not be able to obtain the necessary acquisition financing or we may have to increase our indebtedness in order to finance an acquisition. Furthermore, general economic conditions or unfavorable global capital and credit markets could affect the timing and extent to which we implement our strategy and limit our ability to successfully acquire new businesses. Our future business, financial condition and results of operations could suffer if we fail to successfully implement our acquisition strategy.
We might not be able to recruit and retain the experienced personnel we need to compete in our industries.
Our future success depends on our ability to attract, retain and motivate highly skilled personnel. Competition for personnel in our industry is intense and we must have talented personnel to succeed. Our ability to meet our performance goals depends upon the personal efforts and abilities of the principal members of our senior management, who provide strategic direction, develop the business, manage our operations, and maintain a cohesive and stable work environment. We cannot provide assurance that we will retain or successfully recruit senior executives, or that their services will remain available to us. We will evaluate our senior management capabilities on an ongoing basis in consideration of, among other things, our business strategy, changes to our capital structure, developments in our industry and markets and our ongoing financial performance and consider, where appropriate, supplementing, changing or otherwise enhancing our senior management team and operational and financial management capabilities in order to maximize our performance. Accordingly, our organizational structure and senior management team may change in the future. Changes to our senior management team could result in a material business interruption resulting from the loss of their services.
Our work force could become unionized in the future, which could negatively impact the stability of our production, materially reduce our profitability and increase the risk of work stoppages.
We currently operate with no collective bargaining agreements with our workforce. Our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union, and unions may conduct organizing activities in this regard. If our employees choose to form or affiliate with a union and the terms of a union collective bargaining agreement are significantly different from our current compensation and job assignment arrangements with our employees, these arrangements could negatively impact the stability of our production, materially reduce our profitability and increase the risk of work stoppages. In addition, even if our managed operations remain non-union, our business may still be adversely affected by work stoppages at any of our suppliers that are unionized.
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
We have observed a global increase in information technology security threats and more sophisticated cyber-attacks. Our business could be impacted by such disruptions, which in turn could pose a risk to the security of our systems and networks and the confidentiality, accessibility and integrity of information stored and transmitted on those systems and networks. We have adopted measures to address cyber-attacks and mitigate potential risks to our systems from these information technology-related disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, our systems and networks remain potentially vulnerable to attacks. Depending on their nature and scope, such attacks could potentially lead to the compromising of confidential information, misuse of our systems and networks, manipulation and destruction of data, misappropriation of assets or production stoppages and supply shortages, which in turn could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives.
If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business.
If the cash that we generate from our business, together with cash that we may borrow under any debt facilities we have or may enter into in the future is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. However, we may not succeed in obtaining the requisite additional financing or such financing may include terms that are not satisfactory to us. We may not be able to obtain additional debt financing as a result of prevailing interest rates or other factors, including the presence of covenants or other restrictions under the agreements governing our current and future debt, including debt facilities entered into in connection with the Debt Financing. In the event we seek to obtain equity financing, our stockholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the number of equity securities that we issue and the prices at which we issue such securities. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, growth plans and refinancing existing indebtedness.
Our business may be adversely affected if we are unable to renew our leases upon their expiration.
We lease from third parties a substantial majority of the square footage of the facilities utilized in our operations, including with respect to certain of our sales, service, warehousing and office locations. If we are unable to renew the existing leases on terms acceptable to us, we may be forced to relocate the affected operations. Alternatively, we may decide to relocate operations. Relocation could result in material disruptions to our business (including potential changes to our workforce if the new location does not allow for our existing workforce to service it) and our incurrence of significant capital and other expenses, which in turn could have an adverse effect on our financial condition, results of operations or cash flow.
Failure to keep pace with technological developments may adversely affect our operations.
We are engaged in an industry that will be affected by future technological developments. The introduction of products or processes utilizing new technologies could render our existing products or processes obsolete or unmarketable. Our success will depend upon our ability to develop and introduce new products, applications and processes that keep pace with technological developments and address increasingly sophisticated customer requirements in a timely and cost-effective basis. We may not be successful in identifying, developing and marketing new products, applications and processes and product or process enhancements. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, applications, processes or enhancements. Our products, applications or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. Our financial condition, results of operations or cash flow could be materially and adversely affected if we were to incur delays in developing new products, applications, processes or enhancements, or if our products do not gain market acceptance.
Unfavorable conditions or disruptions in the capital and credit markets may adversely impact industry conditions and the availability of credit to our customers and suppliers, which may have a material adverse effect on our organic growth strategies, financial condition or results of operations.
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
We purchase most of our equipment from a limited group of original equipment manufacturers (OEMs). We rely on these suppliers and manufacturers to provide us with equipment that we will either rent or sell to customers. To the extent we are unable to rely on these suppliers and manufacturers, due to an adverse change in our relationships with them, if they fail to continue operating as a going concern, if they significantly raise their costs, if a large amount of our rental equipment is subject to simultaneous recalls that would prevent us from obtaining such equipment for a significant period of time, or such suppliers or manufacturers simply are unable to supply us with equipment or needed replacement parts in a timely manner, our business could be adversely affected through higher costs or the resulting potential inability to provide products or services to our customers. We may experience delays in receiving equipment from some manufacturers due to factors beyond our control, including parts and material shortages, and, to the extent that we experience any such delays, our customer relationships could be damaged by the resulting inability to meet our customers’ needs. In addition, the payment terms we have negotiated with the suppliers that provide us with the majority of our equipment may not be available to us at a later time. Although we believe that we have alternative sources of supply for the rental equipment we purchase in each of our core product categories, termination of one or more of our relationships with any of these major suppliers could have a material adverse effect on our business, financial condition or results of operations.
We have, and in the future may have, operations outside the United States which are subject to changes in political or economic conditions and regulations in that country. Additionally, we may incur losses from currency conversions and have higher costs than it otherwise would have due to the need to comply with foreign laws.
Our operations in Canada and former operations in Mexico, as well as any future international operations, are subject to the risks normally associated with international operations. These include the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates and the need to comply with foreign laws and regulations, as well as U.S. laws and regulations applicable to our operations in foreign jurisdictions. The effect of these factors cannot be accurately predicted and may adversely impact us and our operations.
Nesco has had operations in Mexico. Nesco began commencing activities for the closure of its Mexican operations in 2019, although the closure is not yet complete. As a result, Nesco is subject to risks of doing business internationally, including changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. laws, economic sanctions and social, political and economic instability. Nesco must also comply with applicable anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to government officials. Nesco cannot guarantee compliance with all applicable laws, and violations could result in substantial fines, sanctions, civil or criminal penalties, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations and our consolidated performance. Factors that substantially affect the operations of our business in Mexico may have a material adverse effect on our overall results of operations.
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
We have substantial balances of goodwill and identified intangible assets as a result of prior acquisitions. Any future acquisitions and/or mergers are estimated to result in additional goodwill and intangible assets. We are required to test goodwill and other intangible assets with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment.
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
One of the reasons some of our customers choose to rent equipment rather than own equipment is the need to deploy their capital elsewhere. Some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. If we are unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, delinquencies and credit losses generally can be expected to increase during economic slowdowns or recessions.
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
Federal and state legislative and regulatory developments that we believe should encourage electric power transmission infrastructure spending may fail to result in increased demand for our equipment.
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
Renewable energy initiatives, including ARRA, may not lead to increased demand for our equipment. In addition, we cannot predict when programs under ARRA will be implemented or the timing and scope of any investments to be made under these programs, particularly in light of capital constraints on potential developers of these projects. In addition, some of these programs have expired, which may affect the economic feasibility of future projects. Investments for renewable energy and electric power infrastructure under ARRA may not occur, may be less than anticipated or may be delayed, or any resulting contracts may not be awarded to us, any of which could negatively impact demand for our equipment.
To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are beyond our control. An inability to service our indebtedness could lead to a default under the indenture that governs the senior secured notes or the credit agreement that governs our asset-based revolving credit facility, which may result in an acceleration of our indebtedness.
To service our indebtedness, we require a significant amount of cash. Our ability to pay interest and principal in the future on our indebtedness and to fund our capital expenditures and acquisitions will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions, the availability of capital, as well as financial, business and other factors, some of which are beyond our control.
Our future cash flow may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. In addition, our debt agreements, including the indenture that governs the senior secured notes and the credit agreement that governs our asset-based revolving credit facility, may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.
The indenture and the credit agreement that governs our asset-based revolving credit facility impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.
The indenture that governs the senior secured notes and the credit agreement that governs our asset-based revolving credit facility impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:
•incur additional indebtedness;
•pay dividends or certain other distributions on our capital stock or repurchase our capital stock;
•make certain investments or other restricted payments;
•place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;
•engage in transactions with stockholders or affiliates;
•sell certain assets or merge with or into other companies, reorganize our companies, or suspend or go out of a substantial portion of our business;
•prepay or modify the terms of our other indebtedness;
•guarantee indebtedness; and
•create liens.
These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. A failure to comply with the restrictions in the indenture that governs the senior secured notes and the credit agreement that governs our asset-based revolving credit facility could result in an event of default under such instruments or credit agreement. Our future operating results may not be sufficient to enable compliance with the covenants in such indenture or credit agreement or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments, including those under the notes and under our asset-based revolving credit facility. Also, we may not be able to obtain new financing. Even if we were able to obtain new financing, we cannot guarantee that the new financing will be on commercially reasonable terms or terms that are acceptable to us. If we default on our indebtedness, our business, financial condition or results of operations could be materially and adversely affected. If we fail to maintain compliance with these covenants in the future, we can provide no assurance that we will be able to obtain waivers from the lenders and/or amend the covenants. We anticipate that substantially similar restrictions will be imposed pursuant to the documentation governing the indebtedness incurred in connection with the Debt Financing.
Risks Related to Government Regulation

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
In the United States and globally, international trade policy is undergoing review and revision, introducing significant uncertainty with respect to future trade regulations and existing international trade agreements. These major revisions include the negotiation of the United States-Mexico-Canada Agreement (“USMCA”) (in Canada, known as the Canada-United States-Mexico Agreement (“CUSMA”)), which is intended to supersede the North American Free Trade Agreement (“NAFTA”). USMCA/CUSMA has been signed but not ratified by the legislature of each of the United States, Canada and Mexico. NAFTA provides protection against tariffs, duties and other charges or fees and assures access by the signatories. The impact of USMCA/CUSMA, if ratified, on the industries in which we operate is uncertain but could have a material adverse effect on our business, financial condition or results of operations.
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
We are subject to federal, state and local environmental laws and regulations with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. We can provide no assurance that our tanks will remain free from leaks at all times or that the use of these tanks will not result in significant spills or leakage. If leakage or a spill occurs, it is possible that the resulting costs of cleanup, investigation and remediation, as well as any resulting fines, could be significant. We can provide no assurance that compliance with existing or future environmental laws and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial condition, results of operations, liquidity or cash flows.
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
We have operations, and rent equipment, throughout the United States, which exposes us to multiple state and local regulations, in addition to federal law and requirements as a government contractor. Changes in applicable law, tax regimes, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
We are geographically diverse and operate in multiple leased facilities and maintain access to a number of third-party service locations geographically dispersed across the U.S. and Canada, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory requirements. These laws and requirements address multiple aspects of our operations, such as state and local taxes, worker safety, consumer rights, privacy, employee benefits and more, and there are often different requirements in different jurisdictions. Changes in these requirements, or any material failure by us or our branches to comply with them, can increase our costs, affect our reputation, limit our business, occupy management time and attention and otherwise impact our operations in adverse ways.
Risks Related to Our Securities
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of common stock.
We currently expect that securities research analysts will establish and publish their own periodic projections for our business. However, there is no assurance that they will in fact publish reports on our company. Any projections included in research analyst reports may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline. We can provide no assurance that any research analysts will cover our securities and if no analysts commence coverage of us, the trading price and volume for our common stock could be adversely affected.
We do not intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We do not intend to declare and pay dividends on our common shares for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth and potentially reduce our indebtedness. Therefore, you are not likely to receive any dividends on your common shares for the foreseeable future and the success of an investment in our common shares will depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares. The payment of future dividends, however, will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. The credit agreement that governs our asset-based revolving credit facility and the indenture governing our existing senior secured notes (the “Indenture”) also effectively limit our ability to pay dividends. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common shares.
We are currently an emerging growth company within the meaning of the Securities Act. As an emerging growth company, our securities may be less attractive to investors and may make it more difficult to compare our performance with other public companies. To the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies, including use of the extended the transition period for complying with new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. We anticipate losing our emerging growth company status in 2021 should the transactions described in this annual report, be consummated.
We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time non-public companies adopt the new or revised standard. For a description of applicable new or revised financial accounting standards, refer to Note 2, Summary of Significant Accounting Polices, to our audited consolidated financial statements included in this annual report. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accountant standards used.
As a result of the pending acquisition of Custom Truck and the related transactions, we currently anticipate that we will lose our “emerging growth company” status. A company continues to be an emerging growth company until one of the following occurs: (i) annual revenue exceeds $1.07 billion; (ii) non-convertible debt of more than $1.0 billion is issued in the past three years; or, (iii) the company becomes a large accelerated filer, as defined in Exchange Act Rule 12b-2. As a result of losing such status, we will no longer be able to take advantage of certain exemptions from reporting, and we will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, increases costs and distracts management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions, related regulations of the SEC and the requirements of the NYSE. We rely on a small number of key personnel to manage compliance with these regulations, and compliance with such regulations causes additional costs to our operations and diverts management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, accounting systems disclosure controls and procedures, auditing functions and other procedures related to public reporting in order to meet our reporting obligations as a public company.
Nesco may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of their financial statements or cause a failure to meet their reporting obligations.
Effective internal controls are necessary for Nesco to provide reliable financial reports and prevent fraud. If we identify any material weaknesses that may exist, the accuracy and timing of its financial reporting may be adversely affected. Additionally, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports as well as applicable stock exchange listing requirements. We may be unable to prevent fraud, investors may lose confidence in its financial reporting, and the stock price may also decline. Nesco’s reporting obligations as a public company could place a significant strain on its management, operational and financial resources and systems for the foreseeable future and may cause it to fail to timely achieve and maintain the adequacy of its internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. As a result, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Nesco can provide no assurance that the measures they are currently undertaking or may take in the future will be sufficient to maintain effective internal controls or to avoid potential future deficiencies in internal control, including material weaknesses.
Neither management of Nesco, nor an independent accounting firm has ever performed an evaluation of Nesco’s internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had Nesco or its independent accounting firm performed an evaluation of internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses may have been identified. Nesco’s independent registered public accounting firm is not required to attest to and report on the effectiveness of internal control over financial reporting until after it is no longer an emerging growth company, which we expect will occur in 2021 as a result of the pending transactions described in this annual report. At that time, the independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which internal controls over financial reporting are documented, designed, or operating. Failing to maintain effective disclosure controls and internal controls over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of their securities.

We are controlled by affiliates of ECP, whose interests in our business may be different than yours.
As of December 31, 2020, ECP owned more than 50% of our common stock and is able to control our affairs in all cases. Pursuant to the Stockholders’ Agreement, four of the members of our board of directors have been designated by ECP. So long as ECP continues to own a majority of our common shares, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires shareholder approval regardless of whether other shareholders believe the transaction is in our best interests. Additionally, pursuant to our principal stockholders agreement, ECP will continue to have the ability to designate four of our directors until it owns less than 45% of the outstanding common shares. In any of these matters, the interests of ECP or other controlling shareholders may differ from or conflict with the interests of holders of our common stock or other securities. Moreover, this concentration of share ownership may also adversely affect the trading price for our common shares to the extent investors perceive disadvantages in owning shares of a company with a controlling shareholder. In addition, our Sponsors are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are our significant existing or potential suppliers or customers. Our significant shareholders may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.
We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to the holders of our Warrants, thereby making such Warrants worthless.
We have the ability to redeem outstanding warrants (other than the certain private Warrants issued to affiliates) at any time after they become exercisable and prior to their expiration, at $0.01 per Warrant, if the last reported sales price (or the closing bid price of our shares of common stock in the event the shares of common stock are not traded on any specific trading day) of the shares of common stock equals or exceeds $18 per share for each of 20 trading days within any 30-trading day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force a warrant holder: (i) to exercise Warrants and pay the exercise price therefore at a time when it may be disadvantageous for holders of our Warrants to do so, (ii) to sell Warrants at the then-current market price when holders might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of such Warrants.
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
Our issuance of additional shares of common stock or other equity securities of equal or senior rank would have the following effects:
•our existing shareholders’ proportionate ownership interest will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding common share may be diminished; and
•the market price of our shares of common stock may decline.
Risks Related to the Pending Acquisition
Any delay in completing the Acquisition may reduce or eliminate the benefits expected to be achieved thereunder.

In addition to the required regulatory clearances, the Acquisition is subject to a number of other conditions beyond the control of the parties to the transaction that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Acquisition for a significant period of time or prevent it from occurring. Any delay in completing the Acquisition could cause the combined company not to realize, or to be delayed in realizing, some or all of the synergies that we expect to achieve if the Acquisition is successfully completed within its expected time frame.
Uncertainties associated with the Acquisition may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company.
Nesco and Custom Truck are dependent on the experience and industry knowledge of their respective officers and other key employees to execute their business plans. The combined company’s success after the Acquisition will depend in part upon the ability of Nesco and Custom Truck to retain key management and other key employees. Current and prospective employees of Nesco and Custom Truck may experience uncertainty about their roles within the combined company following the Acquisition, which may have an adverse effect on the ability of each of Nesco and Custom Truck to attract or retain key management and other key employees. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management and other key employees of Nesco and Custom Truck to the same extent that Nesco and Custom Truck have previously been able to attract or retain their own employees. A failure by Nesco, Custom Truck or, following the completion of the Acquisition, the combined company to attract, retain and motivate key management and other key employees during the period prior to or after the completion of the Acquisition could have a negative impact on their respective businesses.
Failure to complete the Acquisition could negatively impact the stock price and the future business and financial results of Nesco.
Completion of the Acquisition is not assured and is subject to risks, including the risks that approval of the Acquisition by governmental entities will not be obtained or that certain other closing conditions will not be satisfied. If the Acquisition is not completed, the ongoing businesses and financial results of Nesco may be adversely affected and Nesco will be subject to several risks, including the following:
•having to pay certain significant costs relating to the Acquisition without receiving the benefits of the Acquisition, including, in certain circumstances, a termination fee of $10 million;
•having to pay certain significant costs relating to the issuance of common stock in connection with the Acquisition without receiving the benefits of such issuance, including, in certain circumstances, a termination fee of $15.25 million;
•the potential loss of key personnel during the pendency of the Acquisition as employees may experience uncertainty about their future roles with the combined company;
•Nesco will have been subject to certain restrictions on the conduct of its business which may have prevented them from making certain acquisitions or dispositions or pursuing certain business opportunities while the Acquisition was pending; and
•having had the focus management on the Acquisition instead of on pursuing other opportunities that could have been beneficial to Nesco.
If the Acquisition is not completed, Nesco cannot provide assurance that these risks will not materialize and will not materially adversely affect the business, financial results and stock prices of Nesco.
The Investment Agreement contains provisions that could discourage a potential competing transaction involving Nesco.
The Investment Agreement contains a “no shop” provision that, subject to limited exceptions, restricts Nesco’s ability to solicit, initiate or encourage and induce, or take any other action designed to facilitate competing third-party proposals relating to a merger, reorganization or consolidation of the Company or an acquisition of a significant portion of the Company’s stock or assets. In addition, Platinum generally has an opportunity to offer to modify the terms of the issuance of common stock related to the Acquisition in response to any competing acquisition proposals before the Board may withdraw or qualify its recommendation with respect to the Acquisition.
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of Nesco from considering or proposing that acquisition, including as a result of the added expense of the termination fees that may become payable in certain circumstances.
Nesco’s executive officers and directors have certain interests in the Acquisition that may be different from, or in addition to, the interests of Nesco stockholders generally.

Nesco’s executive officers and directors have certain interests in the Acquisition that may be different from, or in addition to, the interests of Nesco stockholders generally. Nesco’s executive officers negotiated the terms of the Purchase Agreement and the Investment Agreement. The executive officers of Nesco have arrangements with Nesco that provide for severance benefits if their employment is terminated under certain circumstances following the completion of the Acquisition. There will be accelerated vesting of equity awards held by some or all of our non-employee directors who will not continue as directors of the combined company after the Acquisition. Nesco may act before completion of the Acquisition to amend certain terms of equity awards held by employees and to enter into certain compensatory arrangements related to the Acquisition. Executive officers and directors also have rights to indemnification and directors’ and officers’ liability insurance that will survive completion of the Acquisition.
At the closing of the Acquisition, the board of directors will be reconstituted to include up to eleven directors, with up to seven directors designated by Platinum, one director designated by each of ECP, Capitol and Blackstone and the chief executive officer of Nesco.
The Nesco board of directors was aware of these interests at the time it approved the Acquisition. These interests, including the continued employment of certain executive officers of Nesco by the combined company, the continued positions of certain directors of Nesco as directors of the combined company and the indemnification of former directors and officers by the combined company, may cause Nesco’s directors and executive officers to view the Acquisition proposal differently and more favorably than you may view it.
Subsequent to the completion of our Acquisition, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Although we have conducted due diligence in connection with the Acquisition, we can provide no assurance that this diligence will surface all material issues that may arise as a result of the consummation of the Acquisition. As a result of these factors, we may be forced to later write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the post-combination company or its securities.
Nesco will incur significant transaction and transition costs in connection with the Acquisition.
Nesco expects to incur significant, non-recurring costs in connection with consummating the Acquisition. Nesco may also incur additional costs to retain key employees. In general, all expenses incurred in connection with the Acquisition, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be paid by the party incurring such expense.
Integration of the Nesco and Custom Truck businesses may be difficult, costly and time-consuming, and the anticipated benefits and cost savings of the Acquisition may not be realized or may be less than expected.
Even if the Acquisition is completed, our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process and we can provide no assurance that we will be able to successfully integrate Nesco and Custom Truck or, if the integration is successfully accomplished, that the integration will not be more costly or take longer than presently contemplated. If we cannot successfully integrate and manage the two businesses within a reasonable time following the Acquisition, we may not be able to realize the potential and anticipated benefits of the Acquisition, which could have a material adverse effect on our business, financial condition and operating results.
Our ability to realize the expected synergies and benefits of the Acquisition is subject to a number of risks and uncertainties, many of which are outside of our control. These risks and uncertainties could adversely impact our business, financial condition and operating results, and include, among other things:
•our ability to complete the timely integration of operations and systems, organizations, standards, controls, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of Nesco and Custom Truck;
•our ability to minimize the diversion of management attention from ongoing business concerns during the integration process;
•our ability to retain the service of key management and other key personnel;
•our ability to preserve customer, supplier and other important relationships and resolve potential conflicts that may arise;

•the risk that certain customers and suppliers will opt to discontinue business with the combined business or exercise their right to terminate their agreements as a result of the Acquisition pursuant to change of control provisions in their agreements or otherwise;
•the risk that Custom Truck may have liabilities that we failed to or were unable to discover in the course of performing due diligence;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination; and
•difficulties in managing the expanded operations of a significantly larger and more complex combined business.
We may encounter additional integration-related costs, fail to realize all of the benefits anticipated in the Acquisition or be subject to other factors that adversely affect preliminary estimates. In addition, even if the operations of the two businesses are integrated successfully, the full benefits of the Acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that we expect. The occurrence of any of these events, individually or in combination, could have a material adverse effect on the combined business’ financial condition and operating results.
Our public stockholders will experience dilution as a consequence of the Acquisition. Having a minority share position may reduce the influence that our current stockholders have on the management of the post-combination company.
The issuance of common stock in connection with the Acquisition will dilute the equity interest of our existing stockholders and may adversely affect prevailing market prices for our public shares and/or public warrants.
It is anticipated that, upon completion of the Acquisition, the Company’s public stockholders (other than the Platinum, ECP, Capitol and Blackstone but including purchasers in the Supplemental Equity Offering) will retain an ownership interest of approximately 22% in the post-combination company. Additionally, following the completion of the Acquisition, and subject to the approval of the applicable award agreements by the post-Acquisition board of directors, Nesco may alter or supplement existing equity compensation plans. In connection with the Issuance, it is expected that (a) pursuant to the Investment Agreement (i) between 140,000,000 and 152,600,000 shares of common stock, at a purchase price of $5.00 per share will be issued, and (ii) up to an additional 20,000,000 shares of common stock, at a purchase price of $5.00 per share, will be issued in the event the backstop to the Supplemental Equity Financing is utilized, in each case, to Platinum; (b) pursuant to the Investment Agreement, purchase shares of common stock in (i) a private placement, (ii) a registered public offering and/or (iii) a rights offering to its stockholders, in each case, for the aggregate amount of up to $200.0 million (for the avoidance of doubt, including the Supplemental Equity Financing); and (c) pursuant to the rollover of certain equity interests of Blackstone and certain members of the management of Custom Truck whereby the sellers will receive an aggregate of 20,000,000 shares of common stock, at a purchase price of $5.00 per share.
Resales of the shares issued pursuant to the issuance of securities undertaken in connection with the Acquisition could depress the market price of Nesco’s common stock.
The shares issued pursuant to the transactions will be subject to registration rights. Following the effectiveness of the registration statement that we have agreed to file pursuant to such registration rights such shares will be freely tradable. We also expect that such shares will be subject to potential resale pursuant to Rule 144. Resales of such shares following the expiration of any applicable lock-up agreement could depress the market price of our common stock.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Nesco headquarters is based in Fort Wayne, IN where it houses executive management, accounting, finance, information technology, human resources, marketing and procurement professionals. Nesco maintains a diverse geographic footprint in the U.S. and Canada, with 12 equipment rental and service locations. These facilities are service centers for the maintenance and support of our equipment, and depending on the location may include separate areas for displaying and storage of equipment and parts. All Nesco operated facilities are leased which enhances operational flexibility. Additionally, the Company partners with more than 50 third-party service locations geographically disbursed throughout the U.S. and Canada. Nesco currently operates PTA facilities in Bluffton, IN, Poulsbo, WA, Tallahassee, FL, Alvarado, TX, New Haven, IN, Yuma, AZ and El Monte, CA.

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
Total square footage under lease is approximately 300,000 with expiration dates through 2030. We believe that all of our properties are in good operating condition and are suitable to adequately meet our current needs.

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

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Nesco’s common stock and warrants trade on the New York Stock Exchange under the symbol “NSCO” and “NSCO WS.” respectively. As of March 1, 2021, there were 21 holders of record of our common stock and 14 holders of record of warrants.
Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

None.
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
Issuer Purchases of Equity Securities
None.

Item 6.    Selected Financial Data
Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this section, unless otherwise noted “we,” “us,” “our,” “Company,” or “Nesco” refers to Nesco Holdings, Inc. and its consolidated subsidiaries. The following discussion contains forward-looking statements. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see the section herein entitled “Cautionary Note Regarding Forward-Looking Statements” and the section entitled “Risk Factors”. This section of the Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons of 2020 to 2019. Discussions of 2018 items and year-to-year comparisons of 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview of Markets and Related Industry Performance
Nesco was negatively impacted by the COVID-19 pandemic during second quarter of 2020 and continuing into the third quarter of 2020, when we began to see an uneven recovery take hold. New project starts increased in August, September and October before additional pandemic related shutdowns in November and December led to additional temporary project delays, which impacted ERS rental revenue. While Nesco has not yet reached the same levels as a year ago, and remains cautious about the continuing impact of the COVID-19 pandemic, original equipment cost (or, “OEC”) on rent improved compared to the end of the second quarter to the end of the year.
Nesco serves critical infrastructure sectors that have been identified by the United States Cybersecurity and Infrastructure Security Agency (“CISA”) as vital to the U.S. Accordingly, we have continued to meet the needs of our customers during the pandemic. We continue to adhere to protocols designed to maintain the health and safety of our employees and their families, as well as our customers, vendors and communities. These protocols have allowed the Company to keep all business and service locations operational throughout the pandemic with little to no disruption.
Starting in March, we saw a decline in demand from customers as planned projects were delayed in response to the uncertainty caused by the onset of the pandemic. These delays were most pronounced in electric utility T&D customers close to population centers in efforts to promote social distancing. Electric transmission customers also delayed planned new project starts. This led to a decline in OEC on rent during the second quarter that began to impact business in the third and fourth quarters. As projects ended or were delayed, equipment was returned and there was little offsetting demand from new projects. This trend began to reverse starting in late August. Nesco started to service new electric distribution projects and then benefited from a normal seasonal uptick of new electric transmission projects in August, which continued through October. However, with additional COVID-19 shutdowns during November and December, additional projects were temporarily delayed. Electric utility T&D customers continue to have large backlogs of projects that must be undertaken to maintain an aged grid, to reduce fire hazards, to ensure the uninterrupted supply of electricity and to meet growing electricity demands of the future tied to increased household usages and vehicle electrification. We have experienced relative stability in the rail and telecom sectors. Telecom end-customers have announced intentions to continue to invest in 5G infrastructure and additional network enhancements designed to address deficiencies that became apparent with increased traffic during pandemic stay-at-home orders.
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
At the onset of the pandemic, our focus was on delivering upon the needs of our customers, managing costs and cash flows, and preparing for a future recovery. We reduced our capital spending, our working capital balances and undertook cost reduction efforts including limited headcount reductions. As part of these efforts we reduced our service costs by limiting repairs on equipment coming off-rent to levels required to meet demand. We now believe the beginning of a pivot towards a recovery is underway. This led to temporary service cost increases during the fourth quarter as we sought to rapidly deploy equipment to meet customer demand. As we look ahead to 2021, leading up to the planned acquisition of Custom Truck, we are continuing to position ourselves for long-term growth while maintaining a financial position and liquidity level that provides flexibility in the face of ongoing uncertainty.

Financial Overview
We use a variety of operational and financial metrics, including non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, to enable us to analyze our performance and financial condition. We utilize these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of performance. Some of these measures are commonly used in our industry to evaluate performance. We believe these non-GAAP measures provide expanded insight to assess performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, our non-GAAP financial measures may not be comparable to measures used by other companies within the industry.
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
Measures Related to our Fleet
We consider the following key operational measures when evaluating our performance and making day-to-day operating decisions:
OEC on rent — OEC on rent is the original equipment cost of units rented to customers at a given point in time. Average OEC on rent is calculated as the weighted-average OEC on rent during the stated period. OEC represents the original equipment cost, exclusive of the effect of adjustments to rental equipment fleet acquired in business combinations, and is the basis for calculating certain of the measures set forth below. This adjusted measure of OEC is used by our creditors pursuant to our credit agreements, wherein this is a component of the basis for determining compliance with our financial loan covenants. Additionally, the pricing of our rental contracts and equipment sales prices for our equipment is based upon OEC, and we measure a rate of return from our rentals and sales using OEC. OEC is a widely used industry metric to compare fleet dollar value independent of depreciation.
Fleet utilization — Fleet utilization is defined as the total numbers of days the rental equipment was rented during a specified period of time divided by the total number of days available during the same period and weighted based on OEC. Utilization is a measure of fleet efficiency expressed as a percentage of time the fleet is on rent and is considered to be an important indicator of the revenue generating capacity of the fleet.
OEC on rent yield — OEC on rent yield (“ORY”) is a measure of return realized by our rental fleet during a period. ORY is calculated as rental revenue (excluding freight recovery and ancillary fees) during the stated period divided by the average OEC on rent for the same period. For periods less than 12 months, ORY is adjusted to an annualized basis.
Gross Profit, Income from Operations and Cash Flow from Operations
Gross profit, income from operations and cash flow from operations are financial performance measures that we use to monitor our results from operations and to measure our performance against our debt covenants. Additionally, from time to time we separately describe two components included in our measure of gross profit, depreciation of rental equipment and major repairs disposal expenses, each of which represents non-cash items. Refer to our discussion of Adjusted EBITDA for further information.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial performance measure that Nesco uses to monitor its results from operations, to measure performance against debt covenants and performance relative to competitors. Nesco believes Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of operating performance when compared to peers, without regard to financing methods or capital structures. Nesco excludes the items identified in the reconciliations of net income (loss) to Adjusted EBITDA because these amounts are either non-recurring or can vary substantially within the industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Nesco’s presentation of Adjusted EBITDA should not be construed as an indication that results will be unaffected by the items excluded from Adjusted EBITDA. Nesco’s computation of Adjusted EBITDA may not be identical to other similarly titled measures of other companies.
Nesco defines Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization, equity-based compensation, and other items that Nesco does not view as indicative of ongoing performance. Additionally, Nesco’s Adjusted

EBITDA includes an adjustment to exclude the effects of purchase accounting adjustments when calculating the cost of inventory and used equipment sold. When inventory or equipment is purchased in connection with a business combination, the assets are revalued to their current fair values for accounting purposes. The consideration transferred (i.e., the purchase price) in a business combination is allocated to the fair values of the assets as of the acquisition date, with amortization or depreciation recorded thereafter following applicable accounting policies; however, this may not be indicative of the actual cost to acquire inventory or new equipment that is added to product inventory or the rental fleets apart from a business acquisition. Additionally, the pricing of rental contracts and equipment sales prices for equipment is based upon original equipment cost (or, “OEC”), and Nesco measures a rate of return from rentals and sales using OEC. As indicated above, the agreements governing Nesco’s indebtedness define this adjustment to EBITDA, as such, and it is believed this metric is a better indication of its true cost of equipment sales due to the removal of the purchase accounting adjustments.

Operating Results

(in $000s)	2020	% of revenues	2019	% of revenues	2018	% of revenues
Rental revenue	$195,490	64.6%	$197,996	75.0%	$184,563	74.9%
Sales of rental equipment	31,533	10.4%	23,767	9.0%	26,019	10.6%
Sales of new equipment	25,099	8.3%	10,308	3.9%	18,349	7.4%
Parts sales and services	50,617	16.7%	31,964	12.1%	17,366	7.1%
Total Revenue	302,739	100.0%	264,035	100.0%	246,297	100.0%
Cost of revenue	147,764	48.8%	106,919	40.5%	100,586	40.8%
Depreciation of rental equipment	78,532	25.9%	70,568	26.7%	64,093	26.0%
Gross Profit	76,443	25.3%	86,548	32.8%	81,618	33.1%
Operating expenses	59,195		50,530		38,454
Operating Income	17,248		36,018		43,164
Other Expense	68,599		69,056		56,985
Loss Before Income Taxes	(51,351)		(33,038)		(13,821)
Income Tax Expense (Benefit)	(30,074)		(5,986)		1,705
Net Income (Loss)	$(21,277)		$(27,052)		$(15,526)

Total Revenue. Total revenue for the twelve months ended December 31, 2020 was $302.7 million, which represents an increase of $38.7 million, or 14.7%, when compared to 2019. Rental revenue decreased to $195.5 million, or 1.3%, in 2020 compared to 2019 driven by rental fleet investments made in 2019 and partially offset by delays in projects resulting from the COVID-19 pandemic beginning in the second quarter of 2020. Sales of rental equipment increased to $31.5 million, or 32.7%, and sales of new equipment increased to $25.1 million, or 143.5%, in 2020 compared to 2019. The increase in equipment sales is the result of the higher investment made in new equipment inventory in 2019 and early 2020 as well as the concerted effort made to market and sell aging units from the rental fleet during the year. Parts sales and service revenue increased to $50.6 million, or 58.4%, in 2020 when compared to 2019 due to the acquisition of Truck Utilities in the fourth quarter of 2019 and opening of new distribution center warehouses.
Cost of Revenue. Cost of revenue in 2020 increased by $40.8 million, or 38.2%, compared to 2019. The majority of the increase in cost of revenue for the twelve months ended December 31, 2020 can be attributed to incremental costs associated with the increases in equipment sales revenue and parts sales and service revenue.
Depreciation. Depreciation of rental equipment increased in 2020 and 2019 compared to the corresponding prior year periods as a direct result of the additional investments made in rental fleet. The acquisition of Truck Utilities in the fourth quarter of 2019 also contributed to the increase in 2020 as compared to 2019.
Operating Expenses. Operating expenses for the twelve months ended December 31, 2020 increased $8.7 million, or 17.1%, compared to 2019. The increase is partially due to increased selling, general and administrative expenses as a result of increased headcount with the expansion of the organization and additional expenses incurred as a result of being a public company. Offsetting the increase is a reduction in transaction expenses of $1.0 million for the twelve months ended December 31, 2020 compared to the same period in 2019, which were directly related to the merger with Capitol in 2019.
Other Expense. Other expense for the twelve months ended December 31, 2020 decreased $0.5 million, or 0.7%, compared to 2019. Other expense in 2019 included loss of extinguishment of debt of $4.0 million directly related to the transactions with Capitol, which closed on July 31, 2019. Additionally, the changes in fair value of an interest rate collar, which is an undesignated hedging instrument, resulted in $5.3 million of expense for the twelve months ended December 31, 2020 compared to $1.7 million in 2019.
Income Tax Expense. Income tax expense was a benefit of $30.1 million for twelve months ended December 31, 2020. We recorded a reduction of our deferred tax valuation allowance related to federal and state net operating loss carryforwards as well as disallowed interest expense deduction carryforwards. Final regulations issued by the US Treasury and Internal Revenue Service prompted a reassessment of how we had established valuation allowances in prior interim and annual periods, which were based on interpretations regarding the impacts of the interest limitation rules. In our revised assessment, we estimate that we are more likely than not, able to realize certain of our federal and state deferred tax assets within the period that the carryforwards expire.

Financial Performance
We believe that our operating model, together with our highly variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We are able to generate free cash flow through our earnings, as well as sales of used equipment. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue. We principally evaluate financial performance based on the following measurements: Adjusted EBITDA, OEC on rent, fleet utilization and OEC on rent yield. The following table summarizes these operating metrics.
The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
Financial performance for the year ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in $000s)	2020	2019	change	(%)	2018	change	(%)
Adjusted EBITDA (a)	$118,568	$127,486	$(8,918)	(7.0)%	$121,657	$5,829	4.8%
Average OEC on rent (b)	$482,016	$478,967	$3,049	0.6%	$450,195	$28,772	6.4%
Fleet utilization (c)	74.6%	84.7%	(10.1)%	(11.9)%	86.9%	(2.2)%	(2.5)%
OEC on rent yield (d)	36.0%	36.9%	(0.9)%	(2.4)%	37.1%	(0.2)%	(0.5)%
(a) EBITDA represents net income (loss) before interest, provision for income taxes, depreciation, and amortization. Adjusted EBITDA represents EBITDA as further adjusted for (1) non-cash purchase accounting impact, (2) transaction and process improvement costs, including the effect of the cessation of operations in Mexico, (3) major repairs, (4) share-based payments, and (5) the change in fair value of derivative instruments. These metrics are subject to certain limitations. See “Financial Overview—Adjusted EBITDA” and the reconciliation of Adjusted EBITDA to U.S. GAAP net income (loss) below.
(b) Average OEC on rent is the average original equipment cost of units on rent during the period. The measure provides a value dimension to the fleet utilization statistics. This metric has been adjusted to exclude Mexico, which the Company commenced exit activities in the third quarter of 2019.
(c) Fleet utilization for the period is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the year. Time on rent is weighted by original equipment cost. This metric has been adjusted to exclude Mexico, which the Company commenced exit activities in the third quarter of 2019.
(d) OEC on rent yield (“ORY”) is a measure of return realized by our on rental fleet during the 12-month period. ORY is calculated as rental revenue (excluding freight recovery and ancillary fees) during the stated period divided by the Average OEC on Rent for the same period. For periods less than 12 months, the ORY is adjusted to an annualized basis.

Adjusted EBITDA. Adjusted EBITDA decreased $8.9 million, or 7.0%, to $118.6 million for the twelve months ended December 31, 2020 compared to 2019. This decrease is primarily due to the decrease in gross profit as a result of equipment sales and parts sales and services comprising a higher proportion of our total revenue mix in 2020 (35.4%) compared to 2019 (25.0%). The higher level of selling, general and administrative expenses from added headcount and full-year public company costs also contributed to the decline.

The following is a reconciliation from U.S. GAAP net loss to Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018 and a reconciliation from Adjusted EBITDA to U.S. GAAP net cash from operating activities for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
(in $000s)	2020	2019	2018
Net loss	$(21,277)	$(27,052)	$(15,526)
Interest expense	63,200	63,361	56,698
Income tax expense (benefit)	(30,074)	(5,986)	1,705
Depreciation expense	79,559	71,548	64,312
Amortization expense	3,153	3,008	2,826
EBITDA	94,561	104,879	110,015
Adjustments:
Non-cash purchase accounting impact (1)	2,510	1,802	3,631
Transaction and process improvement costs (2)	11,660	15,866	2,536
Major repairs (3)	2,177	2,216	1,436
Share-based payments (4)	2,357	1,014	1,130
Other non-recurring items (5)	—	—	2,909
Change in fair value of derivative (6)	5,303	1,709	—
Adjusted EBITDA	$118,568	$127,486	$121,657

	Year Ended December 31,
(in $000s)	2020	2019	2018
Adjusted EBITDA	$118,568	$127,486	$121,657
Adjustments:
Change in fair value of derivative (6)	(5,303)	(1,709)	—
Other non-recurring items (5)	—	—	(2,909)
Share-based payments (4)	(2,357)	(1,014)	(1,130)
Major repairs (3)	(2,177)	(2,216)	(1,436)
Transaction and process improvement costs (2)	(11,660)	(15,866)	(2,536)
Non-cash purchase accounting impact (1)	(2,510)	(1,802)	(3,631)
EBITDA	94,561	104,879	110,015
Add:
Interest expense	(63,200)	(63,361)	(56,698)
Income tax benefit (expense)	30,074	5,986	(1,705)
Amortization - financing costs	3,290	2,913	3,537
Share-based payments	2,357	1,014	1,130
Loss (gain) on sale of rental equipment and parts	(7,215)	(5,542)	(3,644)
Gain on insurance proceeds - damaged equipment	(781)	(538)	—
Major repair disposal	2,177	2,216	1,436
Loss on extinguishment of debt	—	4,005	—
Change in fair value of derivative	5,303	1,709	—
Asset impairment	—	657	—
Deferred tax (benefit) expense	(28,810)	(6,861)	1,096
Provision for losses on accounts receivable	3,765	3,292	4,302
Changes in assets and liabilities:
Accounts receivable	7,061	(17,073)	(5,185)
Inventory	(9,642)	(22,683)	(8,023)
Prepaid expenses and other	(2,313)	(2,578)	351
Accounts payable	3,113	7,547	(4,307)
Accrued expenses	4,384	6,560	(1,203)
Deferred rental income	(1,295)	(3,350)	(62)
Net cash flow from operating activities	$42,829	$18,792	$41,040
____________
Notes to EBITDA and Adjusted EBITDA reconciliations:
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment sold. The equipment acquired received a purchase step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our credit agreement.
(2) 2020: Represents transaction costs related to Nesco’s acquisition of Truck Utilities (which includes post-acquisition integration expenses incurred during the twelve months ended December 31, 2020 and transaction expenses related to the pending acquisition of Custom Truck; 2019: Represents transaction expenses related to merger activities associated with the transaction with Capitol that was consummated on July 31, 2019. These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are costs of startup activities (which include training, travel, and process setup costs) associated with the rollout of new PTA locations that occurred throughout the prior year into the current period. Finally, the expenses associated with the closure of operations in Mexico, which closure activities commenced in the third quarter of 2019, are included for the twelve month period periods ended December 31, 2020 and 2019. Pursuant to Nesco’s credit agreement, the cost of undertakings to affect such cost savings, operating expense reductions and other synergies, as well as any expenses incurred in connection with acquisitions, are amounts to be included in the calculation of Adjusted EBITDA.
(3) Represents the undepreciated cost of replaced vehicle chassis and components from heavy maintenance, repair and overhaul activities associated with our fleet, which is an adjustment pursuant to our credit agreement.
(4) Represents non-cash stock compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents charges incurred in 2018 for the early termination of fleet equipment leases.
(6) Represents the charge to earnings for our interest rate collar (which is an undesignated hedge).

OEC on Rent. Average OEC on rent for the twelve months ended December 31, 2020 was $482.0 million, up from $479.0 million for 2019. The increase is due to fleet investments made in 2019 and continued demand from customers which increased in the third and fourth quarters of 2020 following first and second quarter headwinds from COVID-19 related project delays.
Fleet Utilization. Fleet utilization was 74.6% for the twelve months ended December 31, 2020, compared to 84.7% for 2019. The decrease is the result of project delay headwinds experienced in the second quarter and beginning of the third quarter stemming from the COVID-19 pandemic coupled with the significant level of fleet investment made in new rental equipment and acquired rental fleet in the second half of 2019.
OEC On Rent Yield. OEC on rent yield was 36.0% for the twelve months ended December 31, 2020, compared to 36.9% in 2019, and 37.1% in 2018. Relatively flat ORY was driven by the mix of equipment types on rent and holding rental rates steady in 2020, 2019 and 2018, including during the COVID-19 economic slowdown.

Operating Results by Segment
The Company manages its operations through two business segments: ERS, and the rental and sale of PTA. See Note 3, Segments, to our consolidated financial statements for additional information.
Equipment Rental and Sales Segment (ERS)
Our ERS segment primarily provides equipment to contractors who install, repair and maintain infrastructure assets, including T&D electric cabling (above and below ground), telecommunications networks and rail systems in addition to installing lighting and signage.

	Year Ended December 31,
(in $000s)	2020	2019	change	(%)	2018	change	(%)
Rental revenue	$179,933	$182,720	$(2,787)	(1.5)%	$173,267	$9,453	5.5%
Sales of rental equipment	31,533	23,767	7,766	32.7%	26,019	(2,252)	(8.7)%
Sales of new equipment	25,099	10,308	14,791	143.5%	18,349	(8,041)	(43.8)%
Total revenue	236,565	216,795	19,770	9.1%	217,635	(840)	(0.4)%
Cost of revenue	103,547	76,573	26,974	35.2%	84,509	(7,936)	(9.4)%
Depreciation of rental equipment	74,376	66,228	8,148	12.3%	60,436	5,792	9.6%
Gross profit	$58,642	$73,994	$(15,352)	(20.7)%	$72,690	$1,304	1.8%
ERS segment revenue increased by $19.8 million or 9.1%, for the twelve months ended December 31, 2020 compared to 2019. Rental revenue decreased by $2.8 million over the prior period primarily due to pandemic-related project delays starting in the second quarter and impacting each of the subsequent quarters. New equipment sales increased by $14.8 million, or 143.5%, compared to 2019. Used equipment sales increased by $7.8 million. The increase in equipment sales is the result of the segment’s higher investment in new equipment inventory in 2019 and early 2020 and the sale of aging fleet units from the rental fleet, including units from the shut-down operations in Mexico.
The $27.0 million increase in cost of revenue for the twelve months ended December 31, 2020 compared to the prior year is primarily due to costs related to increased sales of rental and new equipment.
Depreciation of our rental fleet increased by $8.1 million for the twelve months ended December 31, 2020, compared to 2019, primarily due to growth in fleet equipment.
Gross profit, excluding depreciation of $74.4 million, decreased by $7.2 million in 2020 compared to 2019. The decrease was primarily due to the higher mix of equipment sales to total revenue and reduced fleet utilization from pandemic related project delays.

Parts, Tools, and Accessories Segment (PTA)
The PTA segment of our business complements products and services provided by our ERS operating segment. PTA is a natural adjunct to our specialty equipment rental offering. Our PTA segment offers customers sale and rental solutions for parts, tools and accessories to complement our specialty equipment line. Our PTA segment also includes maintenance, repair and upfit services of new and used heavy-duty trucks and cranes.

	Year Ended December 31,
(in $000s)	2020	2019	change	(%)	2018	change	(%)
Rental revenue	$15,557	$15,276	$281	1.8%	$11,296	$3,980	35.2%
Sales of rental equipment	50,617	31,964	18,653	58.4%	17,366	14,598	84.1%
Total revenue	66,174	47,240	18,934	40.1%	28,662	18,578	64.8%
Cost of revenue	44,217	30,346	13,871	45.7%	16,077	14,269	88.8%
Depreciation of rental equipment	4,156	4,340	(184)	(4.2)%	3,657	683	18.7%
Gross profit	$17,801	$12,554	$5,247	41.8%	$8,928	$3,626	40.6%

For the twelve months ended December 31, 2020, PTA segment revenue increased by $18.9 million, or 40.1%. The increase in revenue is primarily due to the acquisition of Truck Utilities in the fourth quarter of 2019. The PTA segment experienced headwinds from COVID-19 social distancing measures in the second, third and fourth quarters of 2020 as a result of new project delays, which offset the revenue increase brought on by the Truck Utilities acquisition.
Cost of revenue in the PTA segment increased $13.9 million for the twelve months ended December 31, 2020 as a direct result of the increase in parts sales and service volume stemming from the Truck Utilities acquisition, as well as the expansion of operations from two PTA locations to seven over the course of 2019 with an eighth location partially opening during the second quarter of 2020. This expanded footprint, designed to service growth, has not yet eventuated due to COVID-19. Similar to ERS, as a recovery takes hold, we have significant capacity in place within the PTA segment to support growth with limited new investments.
PTA gross profit increased $5.2 million, or 41.8%, for the twelve months ended December 31, 2020, compared to 2019. The changes in gross profit were driven by higher revenue in the segment, but offset by higher costs as a result of expanded geographic footprint.

Liquidity and Capital Resources
Cash Flows and Liquidity
Our primary cash needs have been to meet debt service requirements and to fund working capital and capital expenditures. We fund these requirements from cash generated by our rental operations and cash received from the sale of equipment, as well as funds available under our credit facilities. As of December 31, 2020, we had $3.4 million in cash compared to $6.3 million as of December 31, 2019. As of December 31, 2020, we had $251.0 million of outstanding borrowings under our 2019 Credit Facility (as defined below) with an additional $93.6 million in availability (subject to a borrowing base) compared to $209.0 million outstanding as of December 31, 2019. At December 31, 2020, the Company had $1.4 million of letters of credit outstanding.
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
2019 Credit Facility
On July 31, 2019, we entered into an agreement with JPMorgan Chase Bank, N.A., Fifth Third Bank, Morgan Stanley Senior Funding, Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., and Citigroup Global Markets Inc., pursuant to which such parties provided us with $350.0 million in aggregate principal amount of commitments pursuant to a first lien senior secured asset based revolving credit facility (“2019 Credit Facility” or the “revolving credit facility”). The 2019 Credit Facility includes borrowing capacity available for letters of credit, borrowings on a same-day notice basis and a swingline sub-facility. On March 10, 2020, we entered into the Incremental Agreement amending the 2019 Revolving Credit Facility. The Incremental Agreement amends the syndicate of banks for a new participant that increased the maximum amount of the facility by $35.0 million to a total of $385.0 million.
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
Senior Secured Notes due 2024
On July 31, 2019 we completed a private offering for Senior Secured Second Lien Notes due 2024 (the “Senior Secured Notes”) issued by Capitol Investment Merger Sub 2, LLC, our wholly owned and indirect subsidiary (the “Issuer”). The aggregate principal amount of the Senior Secured Notes was $475.0 million. The Senior Secured Notes bear interest at a rate of 10.0% per annum payable semi-annually, in cash in arrears, on February 1 and August 1 of each year, which commenced on February 1, 2020. The Senior Secured Notes do not have registration rights.
A summary of the key provisions are as follows:

Guarantors The Senior Secured Notes are guaranteed (the “Guarantees”) by Intermediate Holdings, our wholly owned subsidiary and the wholly owned domestic subsidiaries of the Issuer (together, “Guarantors”) that guarantee obligations under the 2019 Credit Facility or any future debt of Nesco or any other Guarantors.
Security The Senior Secured Notes and the Guarantees are secured on a second-priority basis by all assets of Nesco and the Guarantors that secure our obligations under the 2019 Credit Facility.
Ranking The Senior Secured Notes and the Guarantees are general senior secured obligations. The Senior Secured Notes rank equally in right of payment with all of our existing and future senior debt and rank senior in right of payment to all of our future subordinated obligations. The Guarantees rank equally in right of payment with all of the Guarantors’ existing and future senior obligations and rank senior in right of payment to all of the Guarantors’ existing and future subordinated obligations. The Senior Secured Notes and the Guarantees rank effectively subordinated to all of the Guarantors’ and our first-priority secured debt, including borrowings under the 2019 Credit Facility.
Redemption and Repurchase The Senior Secured Notes are redeemable, in whole or in part, at any time at specified redemption prices. At any time prior to August 1, 2021, we may redeem all or part of the notes at a redemption price equal to 100.0% of the principal amount, plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. The applicable premium entitles holders of the Senior Secured Notes to receive a make-whole payment calculated as the greater of 1% of the principal amount and the excess of the present value of the redemption price.    We may also redeem some or all of the notes: from August 1, 2021, but before July 31, 2022, at a redemption price of 105.0% of the principal amount plus accrued and unpaid interest, if any, to the redemption date; from August 1, 2022, but before July 31, 2023, at a redemption price of 102.5% of the principal amount plus accrued and unpaid interest, if any, to the redemption date; and after August 1, 2023, at a redemption price of 100.0% of the principal amount plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 40.0% of the Senior Secured Notes until August 1, 2021, at a redemption price of 110.0% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from one or more equity offerings. In addition, we may be required to make an offer to purchase the Senior Secured Notes upon the sale of certain assets and upon a change of control.
Covenants The Senior Secured Notes contain various restrictive covenants.
Cash Flows
The following table summarizes Nesco’s sources and uses of cash for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in $000s)	2020	2019	2018
Net cash flow from operating activities	$42,829	$18,792	41,040
Net cash flow from investing activities	(29,314)	(129,679)	(27,438)
Net cash flow from financing activities	(16,405)	115,049	(12,422)
Net change in cash	$(2,890)	$4,162	$1,180
As of December 31, 2020, we had cash of $3.4 million, a decrease of 2.9 million from December 31, 2019. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of the 2019 Credit Facility.
Cash Flows from Operating Activities
Net cash provided by operating activities was $42.8 million for the year ended December 31, 2020, as compared to net cash provided by operating activities of $18.8 million in 2019. The increase is due to a $5.8 million improvement in net loss from 2019 to 2020 and a $32.9 million increase in cash flow provided from working capital changes from 2019 to 2020. Cash flow provided by working capital changes improved compared to 2019 as a result of the prior year’s investments in inventory for the new PTA locations. The increase in cash flows from operating activities from 2019 to 2020 can also be attributed to an increase in non-cash expenses, offset by the 2020 deferred tax benefit of $28.8 million from the release of a portion of the valuation allowance on deferred tax assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $29.3 million for the year ended December 31, 2020, as compared to cash used in investing activities of $129.7 million in 2019. The reduction in net cash used in investing activities for 2020 is primarily due to the decrease in the Company’s cash outlay for purchases of rental equipment, $39.1 million, and acquisitions, $48.4 million.

Cash Flows from Financing Activities
Net cash used by financing activities was $16.4 million for the year ended December 31, 2020, as compared to cash provided by financing activities of 115.0 million in 2019. The decrease is primarily due to the incremental proceeds received in 2019 from the issuance of long-term debt and the merger and recapitalization in connection with the transactions with Capitol. For the year ended December 31, 2020, the Company repaid certain capital lease obligation liabilities, reducing obligations by $16.0 million in 2020 as compared to $5.2 million in 2019.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due by period
(in $000s)	Total	Less than 1 year (2021)	1 to less than 3 years (2022 - 2023)	3 to less than 5 years (2024 - 2025)	More than 5 years (2026 and after)
Debt:
2019 Credit Facility	$250,971	$—	$—	$250,971	$—
Senior Secured Notes due 2024	475,000	—	—	475,000	—
Notes payable	2,379	1,280	1,099		—
Interest on debt (1)	201,136	56,167	112,274	32,695	—
Capital leases	11,677	5,885	5,792	—	—
Operating leases	9,762	2,727	3,818	1,610	1,607
Total contractual obligations	$950,925	$66,059	$122,983	$760,276	$1,607
(1)    Interest on debt is comprised of contractually required interest payments calculated using the interest rate in effect as of December 31, 2020, on our 2019 Credit Facility (3.4%) and semi-annual interest payments required under our Senior Secured Notes at 10.0%.

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
Revenue Recognition
Rental Revenue. Our rental contracts are for various equipment, parts, tools, and accessories under 28 day or monthly agreements which include automatic renewal provisions. The majority of our rental payments are due monthly. Revenue is recognized ratably over the rental agreement period and in accordance with Accounting Standards Codification 840, Leases (“Topic 840”). Unearned revenue is reported in our deferred rent income line of our Consolidated Balance Sheet. We had deferred revenue of $1.0 million as of December 31, 2020 and $2.3 million as of December 31, 2019.
Sales of Rental Equipment and New Equipment. We sell both new and used equipment. Our new equipment products are sold at list price. Discounts or other pricing incentives or concessions are not significant. The contractual sales price for each individual product represents the standalone selling price. Our used equipment is of a sufficiently unique nature - based on the specifics of its age, usage, etc. - in that it does not have an observable standalone selling price. Equipment sales revenue is recognized when equipment is delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. Payment is usually due and collected within 30 days subsequent to transfer of control. There are no rights of return or warranties offered on equipment sales.
Parts Sales and Services. We sell parts, tools and accessories. We derive our services revenue primarily from maintenance, repair and upfit services on heavy-duty trucks and cranes. Revenue from these services includes parts sales needed to complete the service work. We recognize services revenue when the service work is completed. We record revenue on a point in time basis as parts are delivered. The amount of consideration we receive for parts is based upon a list price net of discounts and incentives, and the impact of such variable consideration is factored into the amount of revenue we recognize at any point in time. The amount of consideration received for service is based upon labor hours expended and parts utilized to perform and complete the necessary services for our customers. There are no rights of return or warranties offered on parts sales. Payment is usually due and collected within 30 days subsequent to delivery of parts or performance of service.
Useful Lives and Residual Values of Rental Equipment and Property and Equipment
Our rentable equipment consists of parts, tools and accessories and specialized rental equipment. Purchases of our equipment are recorded at cost and we depreciate cost to an estimated residual value. We depreciate our parts, tools, and accessories over their estimated useful rentable life of five years. We depreciate our rental equipment over its estimated useful rentable life of 7 years with an estimated residual value of 15%, using the straight-line method. Useful life is estimated based upon the expected period the equipment will be in the fleet as a rentable unit. A residual value is estimated to approximate the value of the equipment at the end of its useful (i.e., rentable) life, allowing for a reasonable profit margin on the sale of the equipment when we remove the unit from the fleet. In establishing useful lives and residual values, we consider factors related to the estimated engineered life of the equipment, as well as customer demand of differing types of equipment in order for us to hold and maintain an optimal mix of equipment types in our fleet. We also continuously evaluate factors related to the condition and serviceability of the equipment in our fleet in order to make estimates of useful life and expected end-of-life value. Depreciation of our equipment is recognized as a component of our cost of revenue. For sold equipment, the carrying value of an item is recognized as cost of equipment sale within cost of revenue. Changes in estimated useful life and/or residual value would impact our gross profit in our consolidated financial statements. To the extent that the useful lives of our rental equipment were to increase and decrease by one year, we estimate that our annual depreciation expense would decrease and increase by approximately $9.7 million and $12.9 million, respectively. Similarly, to the extent the estimated residual values of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $0.9 million. Any change in depreciation expense as a result of a hypothetical change in either useful lives or residual values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset.

Business Combinations
We have made acquisitions in the past and may continue to make acquisitions in the future. We allocate the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Rental equipment generally represents the largest component and was 62% of total assets acquired over the last three years followed by other intangible assets at 10% and goodwill at 22%. Goodwill is attributable to the synergies and economies of scale expected from the combination of the businesses.
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
Goodwill and the Evaluation of Goodwill Impairment
We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. We assess the value of our goodwill and indefinite-lived assets under either a qualitative or quantitative approach. Under a qualitative approach, we consider various market factors, including certain of the key assumptions listed below. We analyze these factors to determine if events and circumstances have affected the fair value of goodwill and indefinite-lived intangible assets. If we determine that it is more likely than not that the asset may be impaired, we use the quantitative approach to assess the asset's fair value and the amount of the impairment. Under a quantitative approach, we calculate the fair value of the asset incorporating the key assumptions listed below into our calculation. Goodwill is tested for impairment at the reporting unit level, which we have determined to be ERS and PTA. We use a variety of methodologies in conducting impairment assessments, including qualitative analysis, income and market approaches. The market value approach compares current and projected financial results to entities of similar size and industry to determine market value. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends.
Factors that management must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. The estimates of future cash flow require us to establish expectations about customer demand, investments in maintaining or expanding infrastructure for the markets each reporting unit serves, and the supply and capacity of equipment in the rental market, among other factors. Additionally, we are required to establish expectations for the businesses’ cost of capital and ability to acquire and maintain equipment in the future. Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to our eventual future operating performance. Changes in these estimates could change our conclusion regarding the impairment of goodwill assets and potentially result in a non-cash impairment in the future period.
Our consolidated goodwill balance was $238.1 million at December 31, 2020. Based on our quantitative assessment of all relevant factors, we determined that the fair value of goodwill significantly exceeded the carrying value and, therefore, there was no indication that goodwill was impaired.
Our consolidated indefinite-lived intangible asset balance was $28.0 million at December 31, 2020, and is comprised of the Nesco tradename. Based on our quantitative assessment of all relevant factors, we determined that the fair value of our indefinite-lived intangible asset significantly exceeded the carrying value and, therefore, there was no indication that the indefinite-lived intangible asset was impaired.
Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA made broad and complex changes to the U.S. tax code. The principal change impacting our tax provision includes the limitation on deductible interest expense, the resulting federal limitation from which creates an indefinite lived deferred tax asset for which a valuation allowance assessment is required. This limitation is affected by the determination of the meaning of depreciation, which was clarified by the final regulations issued on July 27, 2020 described below. In March 2020, the United States Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) reduced the amount of disallowed interest expense which resulted in a greater amount of interest deduction. On July 27, 2020, the United States Department of Treasury and Internal Revenue Service issued final regulations that provided guidance on the determination of disallowed interest expense (the “Final Regulations”).
The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback and/or carryforward period available under tax law. On a quarterly basis, we evaluate the realizability of our deferred tax assets.
The evaluation includes the consideration of all available evidence, both positive and negative, regarding the estimated future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, historical taxable income in prior carryback periods if carryback is permitted, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. The verifiable evidence such as future reversals of existing temporary differences and the ability to carryback are considered before the subjective sources such as estimated future taxable income exclusive of temporary differences and tax planning strategies. Our income tax carryforwards are comprised of federal and state net operating loss carryforwards (“NOLs”), some of which are subject to annual usage limitations. Certain of our state NOLs are subject to expiration, while other state NOLs and all of our federal NOLs do not have expirations. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.
Our results have reflected a three year cumulative loss from operations. As a result, at December 31, 2019, we established $34.4 million in deferred tax asset valuation allowances. During the twelve months ended December 31, 2020, we recorded a reduction of our deferred tax valuation allowance of approximately $5.0 million as a correction of the valuation allowance at December 31, 2019; and, we recorded an additional income tax benefit of approximately $8.7 million to correct the deferred tax valuation allowance recorded in prior 2020 interim periods. These releases of valuation allowance were based on our reassessment concerning sources of future taxable income, principally from interpretations related to the future interest deduction limitation under the TCJA, as well as the subsequent changes effective with the CARES Act and the Final Regulations.
While we remain in a cumulative loss condition, our ability to evaluate the realizability of deferred tax assets is generally limited to the ability to offset timing differences on taxable income associated with deferred tax liabilities. Therefore, a change in estimate of deferred tax asset valuation allowances for federal or state jurisdictions during this cumulative loss condition period will primarily be affected by changes in estimates of the time periods that deferred tax assets and liabilities will be realized, or on a limited basis to tax planning strategies that may result in a change in the amount of taxable income realized. At December 31, 2020, our deferred tax asset valuation allowance was $16.5 million.
Recent Accounting Standards
Leases.    The FASB’s guidance issued under ASU No. 2016-02, "Leases (Topic 842)" will require all leases with durations greater than twelve months to be recognized on the balance sheet. Currently, we are required to apply Topic 842 in interim and annual reporting periods beginning after December 15, 2021; however, adoption of the new standard may be required during the interim period in the year ending December 31, 2021 in the event we lose our current status as an “emerging growth company.”
While we have not completed our assessment, we believe adoption of this standard will have a significant impact on our consolidated balance sheets. However, we do not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease expenses within the consolidated statements of operations or the consolidated statements of cash flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 9 to the Notes to consolidated financial statements.
Under Topic 842, lessor accounting will remain substantially similar to the current accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASC Topic 606," Revenue from Contracts with Customers (“Topic 606”)," specifically related to the allocation and recognition of contract consideration earned from lease and non-

lease revenue components. On July 30, 2018, the FASB issued ASU 2018-11, which created a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single lease component. We are currently in the process of evaluating whether our lease arrangements will meet the criteria under the practical expedient to account for lease and non-lease components as a single lease component, which would alleviate the requirement upon adoption of Topic 842 that we reallocate or separately present lease and non-lease components.
Information about the expected effect of adopting this new standard can be found in Note 2 to the Notes to consolidated financial statements.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Below is a summary of risk factors applicable to us that may materially affect such forward-looking statements and projections:
•     The financial condition and results of operations of our business may be adversely affected by the COVID-19 pandemic or other pandemics;
•     Demand for our products and services is cyclical and vulnerable to industry downturns and regional and national downturns, which may result from the current economic conditions;
•    Our revenue and operating results have historically fluctuated and may continue to fluctuate, which could result in a decline in our profitability and make it more difficult for us to grow our business;
•     We are subject to competition, which may have a material adverse effect on our business by reducing our ability to increase or maintain revenues or profitability;
•     The cost of new equipment that we purchase for use in our rental fleet or for our sales inventory may increase and therefore we may spend more for such equipment, and in some cases, we may not be able to procure equipment on a timely basis due to supplier constraints;
•    We may be unsuccessful at acquiring companies or at integrating companies that we acquire and, as a result, may not achieve expected benefits, which could have a material adverse effect on our business, financial condition or results of operations;
•    We might not be able to recruit and retain the experienced personnel we need to compete in our industries;
•     Disruptions in our information technology systems or a compromise of security with respect to our systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives;
•     If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business;
•    We are exposed to various risks related to legal proceedings or claims that could adversely affect our operating results. The nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage and thereby not fully protect us;
•     To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are beyond our control. An inability to service our indebtedness could lead to a default under the indenture that governs the senior secured notes or the credit agreement that governs our asset-based revolving credit facility, which may result in an acceleration of our indebtedness;
•     Changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect our business and results of operations;
•     The risk that a condition to closing of the Acquisition and related transactions may not be satisfied or that one of more of the agreements may be terminated in accordance with its terms and the transactions may not be completed, including the risk that we may be unable to obtain governmental and regulatory approvals required for the Acquisition, or that required governmental and regulatory approvals may delay the Transaction or result in the imposition of conditions that could reduce the anticipated benefits from the pending Acquisition or cause the parties to abandon the transactions; and
•     Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of common stock.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. See “Risk Factors” in this Annual Report for additional risks.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the 2019 Credit Facility, which provides for variable rate borrowings of up to $385.0 million, subject to a borrowing base. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. Assuming the 2019 Credit Facility is fully drawn, each 12.5 basis point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the 2019 Credit Facility by approximately $0.5 million per year. As of December 31, 2020, we had $251.0 million of outstanding borrowings under the 2019 Credit Facility.
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
Exchange rate risk
During the year ended December 31, 2020, we generated $5.8 million and $1.8 million of U.S. dollar denominated revenues in Canadian dollars and Mexican pesos, respectively. Each 100 basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate or Mexican peso to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.1 million. We do not currently hedge our exchange rate exposure.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Nesco Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nesco Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 8, 2021

We have served as the Company’s auditor since 2016.

Nesco Holdings, Inc.
Consolidated Balance Sheets

(in $000s, except share data)	December 31, 2020	December 31, 2019
Assets
Current Assets
Cash	$3,412	$6,302
Accounts receivable, net of allowance of $6,372 and $4,654, respectively	60,933	71,323
Inventory	31,367	33,001
Prepaid expenses and other	7,530	5,217
Total current assets	103,242	115,843
Property and equipment, net	6,269	6,561
Rental equipment, net	335,812	383,420
Goodwill and other intangible assets, net	305,631	308,747
Deferred income taxes	16,952	—
Notes receivable	498	713
Total assets	$768,404	$815,284
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$31,829	$41,172
Accrued expenses	31,991	27,590
Deferred rent income	975	2,270
Current maturities of long-term debt	1,280	1,280
Current portion of capital lease obligations	5,276	5,451
Total current liabilities	71,351	77,763
Long term debt, net	715,858	713,023
Capital leases	5,250	22,631
Deferred income taxes	—	12,288
Interest rate collar	7,012	1,709
Total long-term liabilities	728,120	749,651

Commitments and contingencies (see Note 9)

Stockholders' Deficit
Common stock - $0.0001 par value, 250,000,000 shares authorized, 49,156,753 and 49,033,903 issued and outstanding, at December 31, 2020 and 2019, respectively	5	5
Additional paid-in capital	434,917	432,577
Accumulated deficit	(465,989)	(444,712)
Total stockholders' deficit	(31,067)	(12,130)
Total Liabilities and Stockholders' Deficit	$768,404	$815,284
See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in $000s, except share and per share data)	2020	2019	2018
Revenue
Rental revenue	$195,490	$197,996	$184,563
Sales of rental equipment	31,533	23,767	26,019
Sales of new equipment	25,099	10,308	18,349
Parts sales and services	50,617	31,964	17,366
Total revenues	302,739	264,035	246,297
Cost of revenue
Cost of rental revenue	59,030	50,829	49,023
Depreciation of rental equipment	78,532	70,568	64,093
Cost of rental equipment sales	25,615	20,302	21,689
Cost of new equipment sales	21,792	8,520	16,099
Cost of parts sales and services	39,150	25,052	12,339
Major repair disposals	2,177	2,216	1,436
Total cost of revenue	226,296	177,487	164,679
Gross profit	76,443	86,548	81,618
Operating expenses
Selling, general, and administrative	43,464	34,667	32,718
Licensing and titling	2,945	2,617	2,241
Amortization and non-rental depreciation	3,248	3,122	3,045
Transaction expenses	6,627	7,641	440
Asset impairment	—	657	—
Other operating expenses	2,911	1,826	10
Total operating expenses	59,195	50,530	38,454
Operating income	17,248	36,018	43,164
Other expense
Loss on extinguishment of debt	—	4,005	—
Interest expense, net	63,200	63,361	56,698
Other expense, net	5,399	1,690	287
Total other expense	68,599	69,056	56,985
Loss before income taxes	(51,351)	(33,038)	(13,821)
Income tax expense (benefit)	(30,074)	(5,986)	1,705
Net Loss	$(21,277)	$(27,052)	$(15,526)
Loss per share:
Basic and diluted	$(0.43)	$(0.82)	$(0.72)
Weighted-average common shares outstanding:
Basic and diluted	49,064,615	33,066,165	21,660,638
See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in $000s)	2020	2019	2018
Net loss	$(21,277)	$(27,052)	$(15,526)
Other comprehensive loss:
Interest rate collar (net of taxes of $285 in 2019)	—	396	(396)
Other comprehensive loss	—	396	(396)
Comprehensive loss	$(21,277)	$(26,656)	$(15,922)
During the year ended December 31, 2019, a loss of $0.8 million (net of taxes of $0.3 million) was reclassified from accumulated other comprehensive loss and recorded in the Consolidated Statements of Operations. There were no reclassifications from accumulated other comprehensive loss reflected in the Consolidated Statements of Operations during the years ended December 31, 2020, and 2018.
See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in $000s)	2020	2019	2018
Operating activities
Net loss	$(21,277)	$(27,052)	$(15,526)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation	79,559	71,548	64,312
Amortization - intangibles	3,153	3,008	2,826
Amortization - financing costs	3,290	2,913	3,537
Provision for losses on accounts receivable	3,765	3,292	4,302
Share-based payments	2,357	1,014	1,130
Gain on sale of equipment - rental fleet	(7,215)	(5,542)	(3,644)
Gain on insurance proceeds - damaged equipment	(781)	(538)	—
Major repair disposals	2,177	2,216	1,436
Loss on extinguishment of debt	—	4,005	—
Change in fair value of derivative	5,303	1,709	—
Asset impairment	—	657	—
Deferred tax (benefit) expense	(28,810)	(6,861)	1,096
Changes in assets and liabilities:
Accounts receivable	7,061	(17,073)	(5,185)
Inventory	(9,642)	(22,683)	(8,023)
Prepaid expenses and other	(2,313)	(2,578)	351
Accounts payable	3,113	7,547	(4,307)
Accrued expenses and other liabilities	4,384	6,560	(1,203)
Unearned income	(1,295)	(3,350)	(62)
Net cash flow from operating activities	42,829	18,792	41,040

Investing Activities
Cash paid for business acquisition, net of cash required	—	(48,425)	(1,524)
Purchase of equipment - rental fleet	(67,546)	(106,641)	(58,519)
Proceeds from sale of equipment and parts	34,923	26,794	33,321
Insurance proceeds from damaged equipment	4,010	1,658	—
Purchase of property and equipment	(874)	(3,065)	(716)
Other	173	—	—
Net cash flow from investing activities	(29,314)	(129,679)	(27,438)

Financing activities
Proceeds from issuance of long-term debt	—	475,000	—
Borrowings under revolving credit facilities	86,178	313,000	49,000
Repayments under revolving credit facilities	(85,208)	(272,000)	(50,000)
Repayments of notes payable	(1,146)	(527,531)	(1,658)
Capital lease payments	(15,950)	(5,201)	(8,119)
Proceeds from merger and recapitalization	—	147,269	—
Finance fees paid	(279)	(15,488)	(1,645)
Net cash flow from financing activities	(16,405)	115,049	(12,422)

Net Change in Cash	(2,890)	4,162	1,180
Cash at Beginning of Period	6,302	2,140	960
Cash at End of Period	$3,412	$6,302	$2,140

	Year Ended December 31,
(in $000s)	2020	2019	2018
Supplemental Cash Flow Information
Cash paid for interest	$60,340	$53,595	$53,763
Cash paid for income taxes	646	455	526
Non-Cash Investing and Financing Activities:
Transfer of inventory to rental equipment	$10,851	$5,804	$6,014
Rental equipment and property and equipment purchases in accounts payable	9,122	21,643	10,712
Rental equipment sales in accounts receivable	5,120	4,684	2,750
Extinguishment of capital lease obligations	1,608	—	—
Purchases of rental equipment under capital leases	—	—	15,388
Customer note receivable	—	972	—
Settlement of note payable with common stock	—	25,000	—
Acquisition	—	—	3,546

See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Consolidated Statements of Stockholders’ Deficit

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Common Stock
(in $000s, except share data)	Shares	Amount
Balance, December 31, 2017	21,660,638	$2	$258,168	$(402,134)	$—	$(143,964)
Net loss	—	—	—	(15,526)	—	(15,526)
Share-based payments	—	—	1,130	—	—	1,130
Interest rate collar	—	—	—	—	(396)	(396)
Balance, December 31, 2018	21,660,638	2	259,298	(417,660)	(396)	(158,756)
Net loss prior to reverse recapitalization	—	—	—	(10,988)	—	(10,988)
Net loss post reverse recapitalization	—	—	—	(16,064)	—	(16,064)
Reverse capitalization	27,373,265	3	172,265	—	—	172,268
Share-based payments	—	—	1,014	—	—	1,014
Interest rate collar	—	—	—	—	396	396
Balance, December 31, 2019	49,033,903	5	432,577	(444,712)	—	(12,130)
Net loss		—	—	(21,277)	—	(21,277)
Share-based payments	122,850	—	2,340	—	—	2,340
Balance, December 31, 2020	49,156,753	$5	$434,917	$(465,989)	$—	$(31,067)
See accompanying notes to consolidated financial statements.

 Nesco Holdings, Inc.

Notes to Consolidated Financial Statements
Note 1: Business and Organization
Organization
Nesco Holdings, Inc. (“Holdings”), a Delaware corporation, serves as the parent for our primary operating company, NESCO, LLC. NESCO, LLC, an Indiana limited liability company, and its wholly owned subsidiaries (collectively, “we,” “our,” “us,” “Nesco,” or the “Company”), is engaged in the business of providing a range of services and products to customers through rentals of specialty equipment, sales of parts related to the specialty equipment, and repair, maintenance and upfit services related to that equipment.
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
We are a specialty equipment rental provider to the electric utility T&D, telecommunications and rail industries in North America. We own a fleet of specialty rental equipment that is utilized by service providers in infrastructure improvement work. Specifically, we offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade and installation of critical infrastructure assets, including electric lines, telecommunications networks and rail systems, as well as for lighting and signage. We rent and sell a broad range of new and used equipment, including bucket trucks, digger derricks, line equipment, cranes, pressure diggers, and underground equipment, which forms our Equipment Rental and Sales (“ERS”) segment. We also provide a one-stop shop for customers to purchase or rent parts, tools, and accessories as well as upfitting and servicing new and used heavy-duty trucks and cranes. These activities form our Parts, Tools and Accessories (“PTA”) segment. We are positioned to serve all 50 U.S. states and 13 Canadian provinces and territories via our network of over 50 locations in the United States and Canada.
Merger with Capitol Investment Corp. IV
On April 7, 2019, Holdings I entered into a definitive agreement (as amended, the “Merger Agreement”) with Capitol, a public investment vehicle, whereby the parties agreed to merge, resulting in the parent of Holdings I becoming a publicly listed company. This merger closed on July 31, 2019 (the “Merger”), which consummated as a result of the following (the “Transactions”):
•Holders of 26,091,034 shares of Capitol Class A ordinary shares sold in its initial public offering exercised their rights to convert those shares to cash at a conversion price of $10.24 per share, or an aggregate of approximately $267.2 million. The per share conversion price of $10.24 for holders of public shares electing conversion was paid out of Capitol’s trust account, which had a balance immediately prior to the closing of approximately $412.3 million. Concurrently, NESCO Holdings, LP, a Delaware limited partnership controlled by Energy Capital Partners (“Nesco Owner”) and the sole shareholder of Holdings I, purchased 4,500,000 newly-issued shares of common stock at a price of $10.00 per share in exchange for a combination of cash and full repayment of certain outstanding indebtedness, and the founders of Capitol (the “Capitol Sponsors”) purchased in aggregate 1,000,000 newly-issued shares of common stock at a price of $10.00 per share, paid in cash (see Note 11).
•Of the remaining funds in the trust account and amounts from the sale of the newly-issued common stock described above: (i) approximately $17.8 million was used to pay Capitol’s transaction expenses, (ii) $127.8 million was used to pay down Nesco’s debt, and (iii) the balance of approximately $10.2 million was released to Nesco to be used to pay certain of Nesco’s transaction-related costs. The amount remaining (after deducting direct equity issuance costs of $10.0 million) from the combination of the trust account funds and consideration received from Nesco Owner and the Capitol Sponsors discussed above, of $172.3 million was reflected as contributed capital in the Company’s Consolidated Statements of Stockholders’ Deficit in the Year ended December 31, 2019.
•In connection with the Merger, Capitol became Holdings by domesticating from the Cayman Islands as a corporation formed under the laws of the State of Delaware named Nesco Holdings, Inc.

•Immediately after giving effect to the Transactions (including as a result of the conversions described above and certain forfeitures of Capitol common stock and warrants immediately prior to the closing), there were 49,033,903 shares of common stock issued and outstanding, which excludes the additional shares that Nesco Owner may be entitled to as further described below. Additionally, there were warrants to purchase 20,949,980 shares of common stock issued and outstanding.
•Upon the closing, Capitol’s common stock, warrants and units ceased trading, and upon the opening of trading on August 1, 2019, Holdings’ common stock and warrants began trading on the NYSE, respectively, under the symbol “NSCO” and NSCO WS, respectively.
•Upon the completion of the Transactions, NESCO Holdings, LP, a Delaware limited partnership controlled by Nesco Owner, and certain members of management of the Company received 21,660,638 shares of Holdings and warrants to purchase 2,500,000 shares of Holdings’ common stock, in exchange for all of the share capital. Nesco Owner also obtained the right to receive up to 3,451,798 additional common shares of the Company upon the occurrence of certain events.
The Merger was treated as the equivalent of Holdings I issuing stock for the net assets of Capitol. Consistent with SEC Topic 12, Reverse Acquisitions and Reverse Recapitalizations, the acquisition of a private operating company by a non-operating public shell corporation typically results in the owners and management of the private company having actual or effective voting control and operating control of the combined company. Therefore, the transaction is, in substance, a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting is similar to that of a reverse acquisition, except that no goodwill or other intangible assets should be recorded. Therefore, the net assets of Capitol as of July 31, 2019, were stated at historical cost, and no goodwill or other intangible assets were recorded.
COVID-19
During the on-going Coronavirus Disease 2019 ("COVID-19") pandemic, we have undertaken efforts intended to maintain the health and safety of our employees and their families and to ensure the Company's continued financial and operational viability, especially in relation to our position as a supplier to critical industries. Employees whose tasks can be completed offsite have been instructed to work from home.  Our service locations remain operational, and we are maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate.
While Nesco’s business is considered critical by government authorities, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in the future due to numerous uncertainties. Some of our customers are delaying projects, deferring future capital equipment purchases and eliminating in-person sales meetings.  As a result, our business has been and will continue to be adversely impacted by the pandemic. Since the pandemic began, management has been focused on delivering for our customers and managing our costs and cash flows while preparing for a future recovery. We have reduced our capital spending, our working capital balances and undertaken cost reduction efforts including limited headcount reductions. At the same time, we have continued to make opportunistic investments in the fleet, systems and personnel to position the Company for long-term growth. We are continually monitoring the markets in which we operate and will take additional actions we believe are appropriate as the situation continues to develop.

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
Use of Estimates
We prepare our consolidated financial statements in conformity with GAAP, which requires us to use judgment to make estimates that directly affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates are used for items including, but not limited to, the useful lives and residual values of our rental equipment, business combinations and determining the valuation allowance related to deferred income taxes. In addition, estimates are used to test both long-lived assets, goodwill and indefinite-lived assets for impairment, and to determine the fair value of impaired assets, if any impairment exists. These estimates are based on our historical experience and on various other assumptions we believe to be reasonable under the circumstances. We review our estimates on an ongoing basis using information currently available, and we revise our recorded estimates as updated information becomes available, facts and circumstances change, or actual amounts become determinable. Actual results could differ from our estimates.
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
Bad debt expense is included in selling, general, and administrative expenses on our Consolidated Statements of Operations.
As of December 31, accounts receivable, net of allowance consisted of the following:

(in $000s)	2020	2019
Trade receivables	$67,305	$75,977
Less: allowance for doubtful accounts	(6,372)	(4,654)
Accounts receivable, net of allowance	$60,933	$71,323

The relationship between bad debts expense and allowance for doubtful accounts is presented below:

(in $000s)	2020	2019	2018
Allowance - beginning of period	$4,654	$7,562	$4,404
Accounts written off during period	(1,410)	(6,208)	(1,144)
Recoveries	(637)	(701)	(177)
Bad debts expense	3,765	4,001	4,479
Allowance - end of period	$6,372	$4,654	$7,562
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
As of December 31, inventory consisted of the following:

(in $000s)	2020	2019
Parts, tools and accessories inventory	$28,091	$30,174
Equipment inventory	3,276	2,827
Total inventory	$31,367	$33,001
Property and Equipment
Property and equipment is comprised of construction in progress, building improvements, machinery and equipment, and office equipment, and is carried at cost, net of accumulated depreciation. Depreciation of building improvements, machinery and equipment and office equipment is provided using the straight-line method based on useful lives ranging from three years to 15 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Leasehold improvements are depreciated over the lesser of the improvement’s useful life or the remaining lease term. Depreciation expense related to non-rental property and equipment used in our rental operations was $0.8 million in 2020 ($0.9 million in 2019 and 2018) and is classified within “cost of rental revenue”.
We include rental equipment inventory received that is purchased for deployment in our rental fleet, in property and equipment (construction in progress) when received. Following the completion of a quality inspection of a rental equipment unit, we reclassify the unit to rental equipment (see below).
Rental Equipment
Rental equipment is comprised of the cost of bucket trucks, digger derricks, line equipment, cranes, pressure diggers and underground equipment. The rental equipment we purchase is recorded at cost and depreciated over the estimated rentable life of the equipment using the straight-line method over a 7-year period to a 15% estimated residual value. Depreciation of rental equipment commences when a rental unit is placed into the rental fleet and becomes available to rent and the cost is depreciated whether or not the equipment is on rent. We reevaluate the estimated rentable life as rental equipment is purchased, estimating the period that the asset will be held, considering such factors as historical rental activity and expectations of future rental activity. We reevaluate the estimated residual values of the applicable rental equipment. The residual value of equipment is affected by factors that include equipment age and amount of usage. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These factors are considered when estimating future residual values and depreciation periods.
Expenditures for repair and maintenance that extend the useful life of the equipment and are necessary to keep an equipment unit in rentable condition are capitalized and depreciated over the estimated remaining useful life of the equipment, which is the period the repair and maintenance is expected to provide future economic benefit. When making repairs, we dispose of damaged and replaced components at their net carrying values. The cost of these disposed components is expensed as major repairs expense in the Consolidated Statements of Operations. The cost of routine and recurring maintenance activities related to the rental fleet are charged to expense as incurred.
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
Goodwill and Other Intangible Assets
We recognize goodwill when the purchase price of an acquired business exceeds the fair value of net assets acquired. Goodwill is not amortized for financial reporting purposes. Goodwill is impaired when its carrying value exceeds its implied fair value. We perform our goodwill impairment analysis annually on October 1 or more frequently if an event or circumstance (such as a significant adverse change in the business climate, operating performance metrics, or legal factors) indicates that an impairment may have occurred. For our analysis conducted as of October 1, 2020, 2019 and 2018 we tested for impairment by comparing the estimated fair values of our reporting units to their carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then there is an indication impairment may exist.
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
The Company assesses at inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging transactions are effective in offsetting the changes in the cash flows of the hedged item. To the extent the derivative is deemed to be an effective hedge, the fair market value changes of the instrument are recorded to accumulated other comprehensive income (loss) and subsequently reclassified into net income (loss) when the hedged transaction affects earnings. Changes in the fair market value of derivatives not deemed to be an effective hedge are recorded in the Consolidated Statements of Operations in the period of change. If the hedging relationship ceases to be effective subsequent to inception, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument will be recorded in the Consolidated Statements of Operations.

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
Fair Value Hierarchy In measuring fair value, we use observable market data when available and minimize the use of unobservable inputs. Unobservable inputs may be required to value certain financial instruments due to complexities in contract terms. Inputs used in fair value measurements are categorized into three fair value hierarchy levels for disclosure purposes. The entire fair value measurement is categorized based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy are:
Level 1 Inputs that reflect unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur with both sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 Inputs that reflect quoted prices for similar assets and liabilities are available in active markets, and inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.
Level 3 Inputs that are generally less observable or from unobservable sources in which there is little or no market data. These inputs may be used with internally developed methodologies that result in our best estimate of fair value.
Valuation Techniques Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:
Market approach Technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Income approach Technique that converts future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing, and excess earnings models).
Cost approach Technique that estimates the amount that would be required to replace the service capacity of an asset (i.e. replacement cost).
Assets and Liabilities with Recurring Fair Value Measurements Certain assets and liabilities may be measured at fair value on an ongoing basis. We did not elect to apply the fair value option for recording financial assets and financial liabilities. Other than the interest rate collar, we do not have any assets or liabilities which we measure at fair value on a recurring basis.
Assets and Liabilities with Nonrecurring Fair Value Measurements Certain assets and liabilities are not measured at fair value on an ongoing basis. These assets and liabilities, which include long-lived assets, goodwill, and intangible assets, are subject to fair value adjustment in certain circumstances. From time to time, the fair value is determined on these assets as part of related impairment tests. For certain assets and liabilities acquired in business combinations, we record the fair value as of the acquisition date. Refer to Note 4, Business Combinations, for the fair values of assets acquired and liabilities assumed in connection with our business combinations. Other than acquisition and impairment accounting adjustments, no adjustments to fair value or fair value measurements were required for non-financial assets and liabilities for all periods presented. See Note 6, Goodwill and Other Intangible Assets, and Note 7, Fair Value Measurements, for additional information.
Accrued Expenses
As of December 31, accrued expenses consisted of the following:

(in $000s)	2020	2019
Accrued interest	$20,478	$20,629
Accrued salaries, wages and benefits	3,176	4,164
Accrued sales taxes	1,703	1,444
Other, including transaction expenses	6,634	1,353
Total accrued expenses	$31,991	$27,590

Revenue Recognition
We recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 840, which addresses lease accounting, for which we will adopt an update to this standard using the full retrospective approach, as described herein. For the years ended December 31, 2020, 2019 and 2018, we recognized rental revenue in accordance with Topic 840 Leases, which is the lease accounting standard.
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
Rental revenue is primarily comprised of revenues from rental agreements including freight charges billed to customers, as well as charges to customers for damaged equipment.

Year Ended December 31, 2020
(in $000s)	Topic 840	Topic 606	Total
Rental:
Rental revenue	$187,522	$—	$187,522
Shipping and handling	—	7,968	7,968
Total rental revenue	187,522	7,968	195,490
Sales and services:
Sales of rental equipment	—	31,533	31,533
Sales of new equipment	—	25,099	25,099
Parts and services	—	50,617	50,617
Total sales and services	—	107,249	107,249
Total revenue	$187,522	$115,217	$302,739

Year Ended December 31, 2019
(in $000s)	Topic 840	Topic 606	Total
Rental:
Rental revenue	$189,161	$—	$189,161
Shipping and handling	—	8,835	8,835
Total rental revenue	189,161	8,835	197,996
Sales and services:
Sales of rental equipment	—	23,767	23,767
Sales of new equipment	—	10,308	10,308
Parts and services	—	31,964	31,964
Total sales and services	—	66,039	66,039
Total revenue	$189,161	$74,874	$264,035

Year Ended December 31, 2018
(in $000s)	Topic 840	Topic 606	Total
Rental:
Rental revenue	$177,032	$—	$177,032
Shipping and handling	—	7,531	7,531
Total rental revenue	177,032	7,531	184,563
Sales and services:
Sales of rental equipment	—	26,019	26,019
Sales of new equipment	—	18,349	18,349
Parts and services	—	17,366	17,366
Total sales and services	—	61,734	61,734
Total revenue	$177,032	$69,265	$246,297

Rental Revenue. Our rental contracts are for various equipment, parts, tools, and accessories under 28 day or monthly agreements which include automatic renewal provisions. The majority of our rental payments are due upon receipt, with a majority that are billed at the end of each 28-day or monthly period. Revenue is recognized ratably over the rental agreement period and in accordance with Accounting Standards Codification 840, Leases (“Topic 840”). Unearned revenue is reported in our Deferred rent income line of our Consolidated Balance Sheets. We had deferred revenue of $1.0 million as of December 31, 2020 and $2.3 million as of December 31, 2019
Equipment Sales. We sell both new and used equipment. The contractual sales price for each individual product represents the standalone selling price. Our used equipment is of a sufficiently unique nature - based on the specifics of its age, usage, etc. - in that it does not have an observable standalone selling price. Equipment sales revenue is recognized when equipment is delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. Payment is usually due within 30 days subsequent to transfer of control of the asset. There are no rights of return or warranties offered on equipment sales.
Parts Sales and Services. We sell parts, tools and accessories. We derive our services revenue primarily from maintenance, repair and upfit services on heavy-duty trucks and cranes. Revenue from these services includes parts sales needed to complete the service work. We recognize services revenue when the service work is completed. We record revenue on a point in time basis as parts are delivered. The amount of consideration we receive for parts is based upon a list price net of discounts and incentives, and the impact of such variable consideration is factored into the amount of revenue we recognize at any point in time. The amount of consideration received for service is based upon labor hours expended and parts utilized to perform and complete the necessary services for our customers. There are no rights of return or warranties offered on parts sales. Payment is usually due and collected within 30 days subsequent to delivery of parts or performance of service.
We record sales tax billed to customers and remitted to governmental authorities on a net basis and, consequently, these amounts are excluded from revenues and expenses. Sales taxes are recorded as accrued expenses when billed.
Shipping and Handling Costs
We classify shipping and handling fees billed to customers related to the placement of rental units as rental revenues on our Consolidated Statements of Operations. We include the related shipping and handling costs in cost of rental and sales revenues, excluding depreciation, on our Consolidated Statements of Operations. Shipping and handling fees billed to customers related to the sales of equipment and parts are recorded as equipment sales or parts sales and services revenue, respectively. The related shipping and handling costs are recorded in cost of equipment sales or cost of parts sales and services, respectively.
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

Share-Based Compensation
The fair value of equity-classified awards is determined at the grant date using techniques appropriate for the awards, which we use to determine compensation expense over the service period. The fair value of liability-classified awards is determined at the grant date and is remeasured at the end of each reporting period through the date of settlement and adjusted through compensation expense. We recognize compensation expense for our share-based payments over the requisite service period for the entire award. See Note 13, Share-Based Compensation, for additional information.
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
We recognize uncertain income tax positions if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Our determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet recognition and measurement standards. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Statements of Operations. As of December 31, 2020 and 2019, our uncertain income tax positions, unrecognized tax benefits, and accrued interest were not material.
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
When we make an acquisition, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-

term nature, the fair values of these other assets and liabilities generally approximate the carrying values on the acquired entities’ balance sheets.
Recently Issued Accounting Pronouncements
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. Accordingly, we have elected to comply with certain reduced public company reporting requirements related to effective dates for the adoption of newly issued standards issued by the Financial Accounting Standards Board (the “FASB”). An emerging growth company is permitted to apply the effective dates applicable to non-public entities, which generally are delayed in comparison to public entities that are non-emerging growth entities. As a result of the transactions described in Note 17, Subsequent Events, we anticipate that we will lose our emerging growth company status. A company continues to be an emerging growth company until one of the following occurs: (i) annual revenue exceeds $1.07 billion; (ii) non-convertible debt of more than $1.0 billion is issued in the past three years; or, (iii) the company becomes a large accelerated filer, as defined in Exchange Act Rule 12b-2. As a result of losing such status, we will no longer be able to take advantage of the later adoption dates for the pronouncement described below.
Leases
The FASB’s new guidance to account for leases (“Topic 842”) by entities that are lessees, requires (1) recognition of lease assets and lease liabilities on the balance sheet and (2) disclosure of key information about leasing arrangements. Topic 842 provides two classifications for leases: financing or operating.
Finance leases. The accounting and recognition for leases qualifying as finance leases is similar to the accounting and recognition required under ASC Topic 840, "Leases (“Topic 840”)," for capital leases. As of December 31, 2020, we have capital lease obligations of approximately $10.5 million When we make our contractually required payments under the capital leases, we allocate a portion to reduce the capital lease obligation and a portion is recognized as interest expense. The assets leased under the capital leases are included in rental equipment, and depreciation thereon is recognized in cost of rental revenue.
Operating leases. Under Topic 842, operating leases result in the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Under Topic 842, operating lease ROU assets and liabilities are recognized at the lease commencement date and measured based on the present value of lease payments over the lease term. The operating lease ROU assets will also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease that we are reasonably certain to exercise. Lease expense under Topic 842 will be recognized on a straight-line basis over the lease term. Upon adoption of Topic 842, we expect to recognize operating lease ROU assets and lease liabilities that reflect the present value of these future payments, which we currently estimate to be in the range of $6.9 million to $7.9 million.
The FASB issued new guidance with respect to deferring the effective date of Topic 842 by one year. Accordingly, we will adopt Topic 842 effective January 1, 2022 or the interim period in which we lose emerging growth company status, using the transition method that allows us to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases.
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
Measurement of Current Expected Credit Losses
In June 2016, the FASB issued ASU 2016-13 (the “ASU”), “Financial Instruments - Credit Losses, “Measurement of Credit Losses on Financial Instruments.” The ASU adds to U.S. GAAP an impairment model (known as the current expected credit loss, or “CECL,” model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. While our review is ongoing, we believe the ASU will only have applicability to our receivables from non-leasing revenue transactions, as ASU 2016-13 does not apply to receivables arising from operating leases. At the point that non-leasing trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. We are currently evaluating whether the new guidance, while limited to our non-operating lease trade receivables, will have an impact on our consolidated financial statements. ASU 2016-13 must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings (deficit) in the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022 or the interim period in which we lose emerging growth company status.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350)," intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of a reporting unit’s goodwill (as if purchase accounting were performed on the testing date) to the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2021 or the interim period in which we lose emerging growth company status. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not believe adoption of this standard will have a significant impact on our consolidated financial statements.

Note 3: Segments
We operate and have two reportable business segments, Equipment Rental and Sales (“ERS”) and Parts, Tools and Accessories (“PTA”). ERS provides rental solutions to utilities and contractors serving multiple infrastructure end-markets, including electric T&D, telecom, rail, lighting and signage. We rent and sell specialized equipment to utilities and utility contractors that build and maintain critical T&D infrastructure. Utilizing our national platform and rental fleet, we expanded our focus on equipment rental to the telecom, rail, lighting and signage end-markets. The majority of our existing equipment can be used across multiple end-markets and many of our customers operate in multiple end-markets. We rent and sell a broad range of new and used equipment including bucket trucks, digger derricks, line equipment, cranes, pressure diggers, rail mounted equipment and underground equipment. Our PTA segment offers customers sale and rental solutions for parts, tools and accessories to complement our specialty equipment line. Our PTA segment also includes maintenance, repair and upfit services of new and used heavy-duty trucks and cranes.
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

Year Ended December 31, 2020
(in $000s)	ERS	PTA	Total
Rental revenue	$179,933	$15,557	$195,490
Sales of rental equipment	31,533	—	31,533
Sales of new equipment	25,099	—	25,099
Parts sales and services	—	50,617	50,617
Total revenue	236,565	66,174	302,739
Cost of revenue	103,547	44,217	147,764
Depreciation of rental equipment	74,376	4,156	78,532
Gross profit	$58,642	$17,801	$76,443

Year Ended December 31, 2019
(in $000s)	ERS	PTA	Total
Rental revenue	$182,720	$15,276	$197,996
Sales of rental equipment	23,767	—	23,767
Sales of new equipment	10,308	—	10,308
Parts sales and services	—	31,964	31,964
Total revenue	216,795	47,240	264,035
Cost of revenue	76,573	30,346	106,919
Depreciation of rental equipment	66,228	4,340	70,568
Gross profit	$73,994	$12,554	$86,548

Year Ended December 31, 2018
(in $000s)	ERS	PTA	Total
Rental revenue	$173,267	$11,296	$184,563
Sales of rental equipment	26,019	—	26,019
Sales of new equipment	18,349	—	18,349
Parts sales and services	—	17,366	17,366
Total revenue	217,635	28,662	246,297
Cost of revenue	84,509	16,077	100,586
Depreciation of rental equipment	60,436	3,657	64,093
Gross profit	$72,690	$8,928	$81,618

Total assets by segment are not disclosed herein because asset by operating segment data is not reviewed by the CODM as the basis to assess performance and allocate resources. Goodwill related to our ERS segment and PTA segment was $229.1 million and $9.0 million, respectively, as of December 31, 2020 and $229.4 million and $8.8 million as of December 31, 2019.
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of segment gross profit to consolidated loss before income taxes:

	Year Ended December 31,
(in $000s)	2020	2019	2018
Gross profit	$76,443	$86,548	$81,618
Selling, general and administrative expenses	43,464	34,667	32,718
Licensing and titling expenses	2,945	2,617	2,241
Amortization and non-rental depreciation	3,248	3,122	3,045
Transaction expenses	6,627	7,641	440
Asset impairment	—	657	—
Other operating expenses	2,911	1,826	10
Other (income) expense	5,399	1,690	287
Loss on extinguishment of debt	—	4,005	—
Interest expense, net	63,200	63,361	56,698
Loss before income taxes	$(51,351)	$(33,038)	$(13,821)
We are positioned to serve all 50 U.S. states and 13 Canadian provinces and territories using our network of locations in North America. The following tables present revenue by country and total assets by country:

	Year Ended December 31,
(in $000s)	2020	2019	2018
Revenue:
United States	$295,125	$257,297	$237,815
Canada	5,827	5,705	6,297
Mexico	1,787	1,033	2,185
	$302,739	$264,035	$246,297
(1) On September 27, 2019, the Company began commencing activities for the closure of its Mexican operations, which is part of the ERS segment. For the years ended December 31, 2020, 2019 and 2018, Mexico generated a loss before income taxes of $2.1 million, $4.3 million and $1.9 million, respectively. The year ended December 31, 2019 included an impairment loss of $0.7 million and a charge for statutorily required termination benefits of $0.2 million.

	December 31,
(in $000s)	2020	2019
Assets:
United States	$762,696	$802,516
Canada	5,447	8,152
Mexico	261	4,616
	$768,404	$815,284

Note 4: Business Combinations
2019 Acquisition. On September 20, 2019, we entered into a stock purchase agreement with Truck Utilities, Inc. (“Truck Utilities”). Truck Utilities is a specialty rentals, parts, tools and accessories sales, service, equipment sales and truck upfitting company serving the electric transmission, distribution, telecom, and other regional end-markets. On November 4, 2019, we closed on the acquisition for a purchase price of approximately $44.7 million (net of cash acquired of $3.1 million), prior to certain capital expenditure adjustments of approximately $3.8 million. Truck Utilities’ rentals, equipment sales and truck upfitting operations were added to our ERS segment, while its parts, tools and accessories sales and service were added to our PTA segment. The transaction was financed by drawing on the 2019 Credit Facility. Truck Utilities reported revenue of $8.5 million and pretax income of $0.2 million during the period from November 5, 2019 to December 31, 2019.
2018 Acquisition. On July 2, 2018, Nesco acquired 100% of the common stock of N&L Line Equipment (“N&L”) for $5.0 million. N&L manufactures hot line tools and is a distributor for lineman’s equipment and supplies in the utility industry. In addition to distributing for a wide variety of manufacturers, N&L also has the capability to test, repair, and certify most of the equipment that is sold N&L’s products will be sold through our existing distribution channels and N&L was added to our PTA segment. The acquisition was settled with $1.6 million cash consideration and the issuance of $3.5 million, 5% interest, five-year unsecured promissory notes to two former owners on July 2, 2018. N&L reported revenues of $2.1 million and $0.4 million pretax income during the July 2, 2018 to December 31, 2019 period.
We accounted for the acquisitions using the acquisition method of accounting. The purchase price has been allocated to the fair value of the tangible and identifiable intangible assets acquired as determined by management with the assistance of independent third parties. The results of operations of the acquisitions have been included with the Company’s results since the dates of each acquisition. Transaction costs associated with the acquisitions were expensed as incurred.
The fair value of the assets acquired and liabilities assumed as of the acquisition dates were as follows:

	2019	2018
(in $000s)	Truck Utilities (November 4, 2019)	N&L (July 2, 2018)
Cash	$3,094	$69
Accounts receivable	3,029	559
Inventory	4,178	270
Other current assets	155	—
Property and equipment	78	474
Rental equipment	38,780	1,056
Customer relationships	2,110	1,610
Trademarks	750	530
Non-competition agreements	140	90
Total identifiable assets acquired	52,314	4,658

Accounts payable and other liabilities	(10,132)	(378)
Note payable	—	(504)
Total liabilities assumed	(10,132)	(882)
Goodwill	9,338	1,189
Total consideration	$51,520	$4,965
The values of intangible assets and goodwill related to the acquisition of Truck Utilities consists largely of the synergies and economies of scale provided by the acquired rental equipment portion of the business, as well as additional service center locations in the central Midwestern region of the United States. Goodwill was allocated to the ERS and PTA reporting unit in the amount of $5.6 million and $3.7 million, respectively. None of the goodwill recognized is expected to be deductible for income tax purposes.
Intangible assets of $2.2 million and goodwill of $1.2 million arising from the N&L acquisition consists largely of the synergies and economies of scale expected from expanding to meet high demand for hot line tools and lineman’s supplies in the utility industry. None of the goodwill recognized is expected to be deductible for income tax purposes.

Unaudited pro forma information. The operating results of these acquisitions have been reflected in the Company’s consolidated financial statements since the dates of each acquisition. The following unaudited pro forma information is presented for comparison purposes as if the Truck Utilities acquisition was completed as of January 1, 2018 (pro forma information related to N&L is not material to the Company’s consolidated results):

(in $000s)	2019	2018
Total revenue	$301,450	$291,141
Net loss	(24,576)	(14,875)
Basic and diluted net loss per share	(0.74)	(0.69)

Note 5: Rental Equipment and Property Equipment
As of December 31, rental equipment, net and property and equipment, net, consisted of the following:

(in $000s)	2020	2019
Rental equipment	$654,547	$658,564
Less: accumulated depreciation	(318,735)	(275,144)
Rental equipment, net	$335,812	$383,420

(in $000s)	2020	2019
Property and equipment	$11,816	$10,082
Less: accumulated depreciation	(8,137)	(7,168)
Construction in progress	2,590	3,647
Property and equipment, net	$6,269	$6,561
On September 27, 2019, we commenced closure of the Company’s rental equipment operations in Mexico due to continued delays in contracts from the Mexican government. An impairment loss of $0.7 million was recorded to reduce the carrying amount of rental equipment to its fair value, which was determined based on a recent analysis of market activity (i.e., Level 3 fair value as defined in Note 2, Summary of Significant Accounting Policies, herein) for the equipment at these operations.

Note 6: Goodwill and Other Intangible Assets
Annual goodwill impairment testing and Nesco trade name impairment testing are performed in the fourth quarter of each year; unless events or circumstances indicate earlier impairment testing is required. No goodwill or intangibles impairment loss was recognized in the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, 2019 and 2018, cumulative goodwill, trade names and customer relationships impairment losses were $190.7 million, $9.9 million and $114.4 million, respectively.
As of December 31, the balances of goodwill and intangible assets were as follows:

(in $000s)	Amortization Period	Gross Amount	Accumulated Amortization	Net Intangible Assets
2020
Goodwill		$238,052	$—	$238,052
Other intangible assets, net:
Nesco trade name	Indefinite	28,000	—	28,000
Trade names	15 years	1,780	(284)	1,496
Non-compete agreements	1-3 years	520	(475)	45
Customer relationships	15-20 years	52,170	(14,132)	38,038
Total other intangible assets		82,470	(14,891)	67,579
Goodwill and other intangible assets, net		$320,522	$(14,891)	$305,631

(in $000s)	Amortization Period	Gross Amount	Accumulated Amortization	Net Intangible Assets
2019
Goodwill		$238,195	$—	$238,195
Other intangible assets, net:
Nesco trade name	Indefinite	28,000	—	28,000
Trade names	15 years	1,030	(128)	902
Non-compete agreements	3 years	380	(245)	135
Customer relationships	15-20 years	52,880	(11,365)	41,515
Total other intangible assets, net		82,290	(11,738)	70,552
Goodwill and other intangible assets, net		$320,485	$(11,738)	$308,747
During the year ended December 31, 2020, goodwill decreased by $0.1 million. During the year ended December 31, 2019, goodwill increased by $9.5 million. The changes in goodwill were the result of the acquisition of Truck Utilities in 2019 and completion of the allocation of the purchase price to the fair value of the net assets acquired (see Note 4, Business Combinations).
Our amortization expense on intangibles was $3.2 million, $3.0 million, and $2.8 million for 2020, 2019, and 2018 respectively.
As of December 31, 2020, our estimated amortization expense for other intangible assets for each of the next five years and thereafter is estimated to be as follows:

(in $000s)
2021	$3,015
2022	3,015
2023	3,008
2024	2,997
2025	2,997
Thereafter	24,547
Total	$39,579

Note 7: Fair Value Measurements
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities as of December 31:

		Fair Value
(in $000s)	Carrying Value	Level 1	Level 2	Level 3
2020
2019 Credit Facility	$250,971	$—	$250,971	$—
Senior Secured Notes due 2024	475,000	—	519,379	—
Notes Payable	2,379	—	2,379	—
Derivative	7,012	—	7,012	—

2019
2019 Credit Facility	$250,000	$—	$250,000	$—
Senior Secured Notes due 2024	475,000	—	494,000	—
Notes Payable	3,525	—	3,650	—
Derivative	1,709	—	1,709	—

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
Derivatives Not Designated as Hedges
On July 17, 2019, we entered into an interest rate collar agreement to mitigate the risk of changes in the interest rate paid during the contract period for $170.0 million of the Company’s variable rate loans under the 2019 Credit Facility. Under the terms of the interest rate collar, we are required to pay the counterparty to the agreement an amount equal to the difference between a monthly LIBOR-based interest rate and a defined interest rate floor; conversely, we are entitled to receive from the counterparty an amount equal to the excess of a LIBOR-based interest rate and a defined interest rate cap. The required payments due to or due from the counterparty are calculated by applying the interest rate differential to the notional amount ($170.0 million) and are determined monthly through July 31, 2024. The interest rate collar expires in July 2024 and has not been designated as a cash flow hedge. Consequently, the change in fair value of the interest rate collar is recognized in Other expense, net in our Consolidated Statements of Operations ($5.3 million in 2020 and $1.7 million in 2019).
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
Purchase Commitments
We enter into purchase agreements with manufacturers and suppliers of equipment for our rental fleet and inventory. The majority of these agreements are cancellable within a specified notification period to the supplier. As of December 31, 2020, we had no purchase commitments.
Operating Leases

We lease certain facilities under various operating leases. Our lease agreements include customary renewal options and base rental escalation clauses, for which the related rent expense is accounted for on a straight-line basis during the terms of the respective leases. Additionally, certain leases may require us to pay maintenance, insurance, taxes, and other expenses in addition to the stated rental payments. Rent expense included in cost of rental revenue was $1.3 million for 2020, $1.9 million for 2019 and $1.5 million in 2018. Rent expense included in cost of parts sales and services was $0.8 million in 2020 (none in 2019 and 2018). Rent expense included in selling, general, and administrative expenses was $0.6 million in 2020, $0.4 million in 2019 and $0.3 million in 2018.
We lease certain fleet equipment under a master lease agreement. Our lease agreement is for a five-year period at the end of which we can return or purchase the equipment, or extend the life of the lease. Related rent expense is accounted for on a straight-line basis during the term of the lease. The equipment lease requires us to pay maintenance, insurance, taxes, and other expenses in addition to the stated rental payments. Rent expense included in cost of rental revenue for 2020, 2019 and 2018 was $1.8 million, $2.2 million, and $5.0 million, respectively.
As of December 31, 2020, minimum lease payments for each of the next five years and thereafter were as follows:

(in $000s)
2021	$2,727
2022	2,097
2023	1,721
2024	1,135
2025	475
Thereafter	1,607
Total	$9,762

Note 10: Debt
Debt obligations and associated interest rates consisted of the following as of December 31:

(in $000s)	2020	2019	2020	2019
2019 Credit Facility	$250,971	$250,000	3.4%	4.2%
Senior Secured Notes due 2024	475,000	475,000	10.0%	10.0%
Notes Payable	2,379	3,525
Total debt outstanding	728,350	728,525
Deferred finance fees	(11,212)	(14,222)
Net debt	717,138	714,303
Less current maturities	(1,280)	(1,280)
Long-term debt	$715,858	$713,023
On July 31, 2019, the amounts outstanding under certain debt agreements comprised of revolving credit borrowings and fixed rate notes payable were extinguished. In connection with the extinguishment, unamortized deferred financing fees were written-off. The loss on extinguishment of debt aggregated $4.0 million.
2019 Credit Facility
On July 31, 2019, the Company entered into a secured asset based loan agreement (“2019 Credit Facility”), consisting of a $350.0 million first lien senior secured asset based revolving credit facility with a maturity of five years, which includes borrowing capacity available for letters of credit, borrowings on a same-day notice basis and a swingline sub-facility. On March 10, 2020, we entered into an agreement (the “Incremental Agreement”) amending the 2019 Credit Facility. The Incremental Agreement amends the syndicate of banks for a new participant that increased the maximum amount of the facility by $35.0 million to a total of $385.0 million.
The Company incurred $4.8 million in connection with the closing of the 2019 Credit Facility. This amount has been recorded as a reduction to the carrying value in the Consolidated Balance Sheets and will be amortized over the term of the 2019 Credit Facility.

Borrowings under the 2019 Credit Facility are limited to certain borrowing base calculations that vary with eligible accounts receivable, inventory, and eligible rental equipment. As of December 31, 2020, there was $90.2 million (excluding cash) of availability under the 2019 Credit Facility. At December 31, 2020, the Company had $1.4 million of letters of credit outstanding and no amounts outstanding under the swingline sub-facility.
The interest rate per annum applicable to loans under the 2019 Credit Facility is, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate (which, at the Company’s option is available for a one-, two-, three-, or six- month interest period, or a twelve-month or period of less than one month if available from all relevant affected lenders) in each case, plus an applicable margin (such applicable margin to vary with the amount outstanding under the 2019 Credit Facility). The alternate base rate will be the greater of (i) the prime commercial lending rate published by The Wall Street Journal, (ii) the Federal Funds Effective Rate, plus 0.50%, (iii) the adjusted LIBOR rate for an interest period of one month plus 1.00% and (iv) 1.00%. The adjusted LIBOR rate will be the London interbank offered rate for euro dollar deposits for a period equal to the applicable interest period on the Reuters Screen LIBOR01 or LIBOR02 Page, as applicable, adjusted for statutory reserve requirements for euro currency liabilities and in no event, shall the adjusted LIBOR Rate be less than 0.00%. The ability to draw under the 2019 Credit Facility or issue letters of credit thereunder will be conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in in the 2019 Credit Facility agreement and the absence of any default or event of default under the 2019 Credit Facility.
The Company is required to pay a commitment fee to the lenders under the 2019 Credit Facility with respect to the unutilized commitments thereunder at a rate equal to 0.375% per annum (subject to reductions based upon the amount outstanding under the 2019 Credit Facility). The Company will also pay customary letter of credit and agency fees.
The balance outstanding on the 2019 Credit Facility will be payable on the earlier of July 31, 2024 or, if the Senior Secured Notes due 2025 remain outstanding and are outstanding on May 1, 2024. The Company will be required to repay outstanding loans under the 2019 Credit Facility if the outstanding loans under the 2019 Credit Facility exceed the lesser of (x) the borrowing base and (y) the commitments under the 2019 Credit Facility (the “Line Cap”). Additionally, the Company may voluntarily repay outstanding loans under the 2019 Credit Facility at any time without premium or penalty other than customary “breakage” costs with respect to Euro currency loans.
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
Senior Secured Notes due 2024
In connection with the closing of the Transactions, on July 31, 2019 we completed a private offering for Senior Secured Second Lien Notes due 2024 (the “Senior Secured Notes”) issued by Capitol Investment Merger Sub 2, LLC, our wholly owned and indirect subsidiary (the “Issuer”). The aggregate principal amount of the Senior Secured Notes was $475.0 million. The Senior Secured Notes bear interest at a rate of 10.0% per annum payable semi-annually, in cash in arrears, on February 1 and August 1 of each year, which commenced on February 1, 2020. The Senior Secured Notes do not have registration rights.

A summary of the key provisions are as follows:
Guarantors The Senior Secured Notes are guaranteed (the “Guarantees”) by Capitol Intermediate Holdings, LLC, our wholly owned subsidiary (“Holdings”) and the wholly owned domestic subsidiaries of the Issuer (together, “Guarantors”) that guarantee obligations under the 2019 Credit Facility or any future debt of Nesco or any other Guarantors.
Security The Senior Secured Notes and the Guarantees are secured on a second-priority basis by all assets of Nesco and the Guarantors that secure our obligations under the 2019 Credit Facility.
Ranking The Senior Secured Notes and the Guarantees are general senior secured obligations. The Senior Secured Notes rank equally in right of payment with all of our existing and future senior debt and rank senior in right of payment to all of our future subordinated obligations. The Guarantees rank equally in right of payment with all of the Guarantors’ existing and future senior obligations and rank senior in right of payment to all of the Guarantors’ existing and future subordinated obligations. The Senior Secured Notes and the Guarantees rank effectively subordinated to all of the Guarantors’ and our first-priority secured debt, including borrowings under the 2019 Credit Facility.
Redemption and Repurchase The Senior Secured Notes are redeemable, in whole or in part, at any time at specified redemption prices. At any time prior to August 1, 2021, we may redeem all or part of the notes at a redemption price equal to 100.0% of the principal amount, plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. The applicable premium entitles holders of the Senior Secured Notes to receive a make-whole payment calculated as the greater of 1% of the principal amount and the excess of the present value of the redemption price. We may also redeem some or all of the notes: from August 1, 2021, but before July 31, 2022, at a redemption price of 105.0% of the principal amount plus accrued and unpaid interest, if any, to the redemption date; from August 1, 2022, but before July 31, 2023, at a redemption price of 102.5% of the principal amount plus accrued and unpaid interest, if any, to the redemption date; and after August 1, 2023, at a redemption price of 100.0% of the principal amount plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 40.0% of the Senior Secured Notes until August 1, 2021, at a redemption price of 110.0% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from one or more equity offerings. In addition, we may be required to make an offer to purchase the Senior Secured Notes upon the sale of certain assets and upon a change of control.
Covenants The Senior Secured Notes contain various restrictive covenants.
Notes Payable
Notes payable relates to debt obligations incurred by the Company in connection with businesses acquired in 2017 and 2018 (see Note 4, Business Combinations). These notes require the Company to make quarterly ($0.2 million) and annual ($0.5 million) principal payments, plus interest accrued at a 5% annual rate. These notes have maturities through July 2023.
Capital Leases
We enter into master lease agreements to lease certain fleet equipment. Our lease agreements are typically for a five year period at the end of which we can return or purchase the equipment, or extend the life of the lease, depending on the agreement. The carrying value of rental equipment under capital lease as of December 31, 2020 and 2019 was $13.3 million and $27.3 million, respectively. The equipment leases require us to pay maintenance, insurance, taxes, and other expenses in addition to the stated rental payments. Accumulated depreciation for fleet under capital lease as of December 31, 2020 was $8.7 million, and $15.2 million as of December 31, 2019.
As of December 31, 2020, future payments under capital lease obligations are as follows:

(in $000s)	Capital Leases
2021	$5,885
2022	4,175
2023	1,617
Total	11,677
Less amounts representing interest	(1,151)
Capital lease obligations, including current portion	$10,526
Loan Covenants and Compliance

As of December 31, 2020, we believe we were in compliance with all of the covenants and other provisions of the 2019 Credit Facility and the indenture governing the Senior Secured Notes disclosed above. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
The financial maintenance covenants include a borrowing base availability, fixed charge coverage ratio, funded indebtedness limit, and capital expenditure limitations.
Debt Maturities
As of December 31, 2020, the principal payments of debt outstanding over the next five years and thereafter were as follows:

(in $000s)	Notes Payable	Long-Term Debt
2021	$1,280	$—
2022	550	—
2023	549	—
2024	—	725,971
Total	2,379	725,971
Less unamortized discount and issuance costs	—	(11,212)
	$2,379	$714,759

Note 11: Equity
Preferred Stock
As of December 31, 2020 and 2019, we were authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by our board of directors. As of December 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding. On February 18, 2021, our shareholders approved an increase to the number of authorized shares (see Note 17, Subsequent Events).
Common Stock
As of December 31, 2020 and 2019, we were authorized to issue 250,000,000 shares of Common Stock with a par value of $0.0001 per share. On February 18, 2021, our shareholders approved an increase to the number of authorized shares (see Note 17, Subsequent Events).
The sponsors of Capitol agreed to sale restrictions on 3,148,202 of the shares of common stock issued to them in exchange for their Class B ordinary shares of Capitol upon consummation of the Transactions. The parties agreed to a restriction on transfers of their respective shares of Nesco for a period of time, subject to certain permitted transfers.
Concurrently with the Merger, and in a private placement, Nesco Owner and its affiliates purchased 4,500,000 newly-issued shares of common stock at a price of $10.00 per share in exchange for a combination of cash and full repayment of loans from Nesco Owner and Capitol Sponsors purchased in aggregate 1,000,000 newly-issued shares of common stock at a price of $10.00 per share, paid in cash.
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
Each warrant entitles the holder to purchase one common share at a price of $11.50 per share, subject to certain adjustments. The warrants are currently exercisable and terminate on the earlier to occur of (i) July 31, 2024, and (ii) the redemption date. Except for the Non-Public Warrants, the Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the common shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the warrants as described above, the holder may elect to exercise a warrant on a “cashless basis.” The redemption rights do not apply to the Non-Public Warrants if at the time of the redemption such Non-Public Warrants continue to be held by the holders as of July 31, 2019, or their affiliates or permitted transferees; however, once such Non-Public Warrants are transferred (other than to an affiliate or permitted transferee), the Company may redeem the Non-Public Warrants.
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

Note 12: Earnings per Share
Diluted net income (loss) per share includes the effects of potentially dilutive shares of common stock. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation, all of which have been excluded from the calculation of diluted net income (loss) per share because earnings are at a net loss and therefore, the potentially dilutive effect would be anti-dilutive. The number of potentially dilutive shares that have been excluded from the calculation of diluted net income (loss) per share aggregated approximately 27.7 million and 26.6 million for the years ended December 31, 2020 and 2019, respectively.
The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31,
(in $000s)	2020	2019	2018
Net loss	$(21,277)	$(27,052)	$(15,526)
Weighted-average basic and diluted shares outstanding:
Shares issued in reverse recapitalization	—	21,660,638	21,660,638
Shares outstanding post-recapitalization	49,064,615	49,033,903	—
Weighted-average basic and diluted shares outstanding	49,064,615	33,066,165	21,660,638
Basic and diluted net loss per share	$(0.43)	$(0.82)	$(0.72)

Note 13: Share-Based Compensation
During the second quarter ended June 30, 2019, the Company's stockholders approved the 2019 Omnibus Incentive Plan, which authorizes up to 3,150,000 shares of common stock of Nesco Holdings, Inc. for issuance in accordance with the plan’s terms, subject to certain adjustments. On June 11, 2020, the Company's stockholders approved the Amended and Restated 2019 Omnibus Incentive Plan, which increased the total authorized shares of common stock of Nesco Holdings, Inc. to 6,150,000 (the "Plan"). The purpose of the Plan is to provide the Company's and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity-based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash based awards. At December 31, 2020, there were 2,452,992 shares in the share reserve still available for issuance.
Prior to the completion of the Transactions, Holdings I had awards issued to certain employees comprised of phantom shares and profits interests in Nesco Owner. Share-based compensation expense related to these awards was $0.2 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively. Substantially all of these awards were canceled on July 31, 2019.

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
Restricted Stock Units
The following table summarizes the Company’s RSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding RSUs, December 31, 2018	—	$—
Granted	656,666	$6.98
Forfeited/cancelled/expired	—	$—
Vested	—	$—
Outstanding RSUs, December 31, 2019	656,666	$6.98
Granted	867,838	$2.76
Forfeited/cancelled/expired	(219,412)	$6.37
Vested	(127,500)	$6.98
Outstanding RSUs, December 31, 2020	1,177,592	$4.05
Compensation expense for RSUs recognized in selling, general and administrative expenses on the consolidated statements of operations was $1.2 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, unrecognized compensation expense related to RSUs was $4.1 million and is expected to be recognized over a remaining period of 3.1 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding stock options, December 31, 2018	—	$—
Granted	1,513,334	$9.60
Exercised	—	$—
Forfeited/cancelled/expired	—	$—
Outstanding stock options, December 31, 2019	1,513,334	$9.60
Granted	1,297,076	$3.70
Exercised	—	$—
Forfeited/cancelled/expired	(418,494)	$9.45
Outstanding stock options, December 31, 2020	2,391,916	$6.43
Compensation expense for stock options recognized in selling, general and administrative expenses on the consolidated statements of operations was $1.2 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, unrecognized compensation expense related to stock options was $3.8 million and is expected to be recognized over a remaining period of 2.9 years.
As of December 31, 2020, the total intrinsic value of stock options outstanding and currently exercisable was less than $0.1 million. No stock options were exercised during the years ended December 31, 2020, 2019 or 2018.
The following table presents the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding at December 31, 2020	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Grant Date Fair Value	Options Exercisable at December 31, 2020	Weighted Average Grant Date Fair Value
$3.02 - $6.98	1,458,583	9.3	$1.69	66,666	$3.21
$10.00	933,333	8.6	$3.13	233,333	$3.13
	2,391,916	9.1	$2.25	299,999	$3.15
The average fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2020	2019
Dividend yield	0.00%	0.00%
Volatility	47.00%	47.00%
Risk-free rate of return	1.58%	1.58%
Expected life, in years	7.0	6.0
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

Note 14: Income Tax
We are subject to taxation in all jurisdictions in which we operate within the United States, Canada, and Mexico. Substantially all of our income before income taxes for all periods presented is U.S. sourced. The foreign income tax amounts relate to withholding taxes for revenues earned on our rental equipment held in Canada attributable to our U.S. operations. The provision for income tax expense (benefit), including the amount of domestic and foreign loss before taxes, is as follows:

	Year Ended December 31,
(in $000s)	2020	2019	2018
Components of loss before tax:
Domestic	$(49,096)	$(30,046)	$(12,454)
Foreign	(2,255)	(2,992)	(1,367)
Total loss before tax	(51,351)	(33,038)	(13,821)
Current tax expense:
Federal	(1,393)	—	—
Foreign	61	483	514
State	66	392	95
Total current tax expense	(1,266)	875	609
Deferred tax expense (benefit):
Federal	(9,179)	852	852
Foreign	—	—	—
State	(1,786)	244	244
Total deferred tax expense	(10,965)	1,096	1,096
Valuation allowance	(17,843)	(7,957)	—
Total tax expense (benefit)	$(30,074)	$(5,986)	$1,705

A reconciliation between the federal statutory income tax rate and our actual effective income tax rate is as follows:

	Year Ended December 31,
(in $000s)	2020	2019	2018
Expected federal income statutory tax rate	21.0%	21.0%	21.0%
Tax effect of differences:
Foreign operations	(0.1)%	(1.2)%	(3.0)%
Share-based payments	(0.2)%	(0.1)%	(1.8)%
Effect of state income taxes, net of federal income tax benefit	2.6%	5%	(0.8)%
Change in valuation allowance	34.7%	(8.4)%	(27.4)%
Other	0.6%	1.8%	(0.7)%
Effective income tax rate	58.6%	18.1%	(12.7)%

The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
(in $000s)	2020	2019
Deferred tax assets
Accounts receivable	$1,729	$1,486
Inventory	740	1,228
Transaction and debt costs	2,609	1,231
Compensation and benefits	668	459
Net operating loss carryforwards	88,913	76,382
Section 163j interest disallowance	9,084	22,583
Foreign tax credits, accrued expenses, and other	1,977	315
Total deferred tax assets	105,720	103,684
Less: valuation allowance	(16,542)	(34,385)
Total deferred tax assets, net	89,178	69,299

Deferred tax liabilities
Rental equipment	(50,554)	(58,887)
Intangible assets	(21,672)	(22,700)
Total deferred tax liabilities	(72,226)	(81,587)
Net deferred tax asset (liability)	$16,952	$(12,288)

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted. The TCJA made many significant changes to the Internal Revenue Code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) creating a 30% limitation on deductible interest expense; and (3) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2018. Pursuant to the enactment of the TCJA, the Company remeasured existing deferred income tax balances as of December 31, 2018 to reflect the decrease in the corporate income tax rate from 35% to 21%, which resulted in a reduction to the net deferred income tax liability of approximately $5.2 million and a corresponding increase to deferred income tax benefit.
The TCJA included new rules created to limit the deductibility of interest expense in certain circumstances. Prior to 2020, we had maintained a valuation allowance against our deferred tax assets related to federal and state net operating loss carryforwards as well as disallowed interest expense deduction carryforwards under those rules. During the year ended December 31, 2020, we recorded a reduction of our deferred tax valuation allowance, which resulted in an increase in income tax benefit of approximately $5.0 million. The reduction was a correction of valuation allowances recorded in prior annual periods. Those valuation allowances were recognized based on our prior interpretation of the manner in which the interest limitation rules impact the realizability of certain deferred tax assets. We determined that the effects of the misstatements, both on an individual and cumulative basis, were not material to our consolidated financial statements for any interim or annual period. In our revised assessment, we estimate we are more likely than not to realize certain of our federal and state deferred tax assets within the period that the carryforwards expire. In addition, in March 2020, the CARES Act reduced the amount of disallowed interest expense which resulted in a greater amount of interest deduction. As a result, during the year ended December 31, 2020, we recorded an income tax benefit of approximately $8.7 million.
Additionally, on July 27, 2020, the United States Department of Treasury and Internal Revenue Service issued final regulations that provided guidance on the determination of disallowed interest expense. This guidance also resulted in net operating loss carryforwards that are estimated to be realized. As a result, during the year ended December 31, 2020, we recorded an income tax benefit of approximately $11.8 million.
As of December 31, 2020 we had NOLs of approximately $363.0 million for U.S. Federal income tax purposes and $223.2 million for state income tax purposes. As of December 31, 2019, we had NOLs of approximately $285.3 million for U.S. Federal income tax purposes and $202.4 million for state income tax purposes. The NOLs expire at various dates commencing during 2027 through 2037 for U.S. Federal income tax purposes and 2021 through 2040 for state income tax purposes.

We record a valuation allowance against deferred tax assets when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance recorded relates to federal and state net operating loss carryforwards as well as disallowed interest expense deduction carryforwards
The following presents changes in the valuation allowance:

	Year Ended December 31,
(in $000s)	2020	2019	2018
Valuation allowance - beginning of year	$(34,385)	$(31,610)	$(28,384)
Charged to benefit (expense)	17,843	(2,775)	(3,226)
Valuation allowance - end of year	$(16,542)	$(34,385)	$(31,610)

Note 15: Concentration Risks
Concentration of Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and accounts receivable. We maintain cash with federally insured financial institutions and may maintain deposits in excess of financial insured limits. However, we believe that we are not exposed to significant credit risks due to the financial position of the depository institutions in which our deposits are held. Three customers and one customer accounted for 11.1% and 10.6%, respectively, of consolidated revenue in 2020 and 2018. No customer accounted for more than 10.0% of 2019 consolidated revenue. Receivables from these customers were 12.1% of consolidated accounts receivable as of December 31, 2020.
Vendor Concentrations
In 2020, 2019, and 2018, three vendors accounted for more than 10.0% of purchases. One vendor represented more than 10.0% of accounts payable as of December 31, 2020 and December 31, 2019.
Geographic Concentrations
We rent, lease, and sell utility, telecommunications, and rail equipment throughout the United States, Canada, and Mexico. One state represented 16.4% and 20.0% of revenue for 2020 and 2019, respectively. For revenue by country and total assets by country, see Note 3, Segments.

Note 16: Related Parties
Energy Capital Partners (“ECP”) and their affiliates have ownership interests in a broad range of companies. Nesco has entered into commercial transactions in the ordinary course of its business with a subsidiary of PLH Group, Inc., a company partially owned by an affiliate of ECP. Revenues derived from these transactions have totaled $9.2 million, $11.5 million and $9.9 million, for each of the years ended December 31, 2020, 2019 and 2018, respectively. Accounts receivable at December 31, 2020 and 2019 was $3.5 million and $10.2 million, respectively.

Note 17: Subsequent Events
On February 18, 2021, pursuant to the special meeting of our stockholders, the stockholders approved the transactions described below.
Authorized Capital Stock
The stockholders approved an increase to the authorized shares of common stock, par value $0.0001 per share, to 500,000,000, and shares of preferred stock, par value $0.0001 per share, to 10,000,000.
Acquisition of Custom Truck
On December 3, 2020, Nesco Holdings, Inc., Nesco Holdings II, Inc., certain affiliates of The Blackstone Group (“Blackstone”) and other direct and indirect equity holders of Custom Truck, Blackstone Capital Partners VI-NQ L.P., and PE One Source entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which Nesco Holdings II, Inc. agreed to acquire 100% of the limited partnership interests of Custom Truck and 100% of the limited liability company interests of Custom Truck’s general partner (the “Acquisition”). Upon consummation of the Acquisition, the equity interest holders of Custom Truck will receive a base purchase price of $1,475.0 million, subject to customary working capital adjustments, indebtedness and transaction expenses of Custom Truck as of the closing date, as well as an adjustment on the basis of the target original equipment cost of the rental fleet inventory owned by Custom Truck as of the closing date, if any. As further described below, the purchase price for the Acquisition will be financed through borrowings under a new asset-based revolving credit facility (the “New ABL Facility”), proceeds from the Subscription and the Supplemental Equity Financing, the rollover of certain equity interests of Blackstone and certain members of the management of Custom Truck whereby the sellers will receive 20,000,000 shares of Nesco common stock at closing, cash on hand, and proceeds from the private placement of senior secured high-yield notes.

In connection with entering into the Purchase Agreement, Nesco entered into the Debt Commitment Letter pursuant to which certain lenders have agreed to provide a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Purchase Agreement. The financing is anticipated to consist of the following: (i) an asset-based revolving credit facility in an aggregate principal amount of up to $750.0 million, $400.0 million of which shall be available on the closing date to finance the purchase price or, when determined, for working capital adjustments payable under the Purchase Agreement; and (ii) an issuance of senior secured notes (the “Notes”) yielding approximately $1,000.0 million in gross cash proceeds and/or to the extent that the issuance of the Notes yields less than $1,000.0 million in gross cash proceeds or such cash proceeds are otherwise unavailable to consummate the Acquisition, loans under a senior secured bridge facility yielding up to approximately $1,000.0 million in gross cash proceeds (less the gross cash proceeds received from the Notes and available for use, if any).
The acquisition is expected to be accounted for using the acquisition method of accounting under the provisions of ASC 805, Business Combinations, with Nesco as the accounting acquirer of Custom Truck. In identifying Nesco as the accounting acquirer, management considered the structure of the transaction and other actions contemplated by the Purchase Agreement, including the composition of purchase consideration that will be issued to the selling equity holders of Custom Truck (consisting of cash from Nesco and Nesco common stock). Nesco also considered the relative outstanding share ownership and the composition of the combined company board following completion of the Acquisition. ASC 805 requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.
Equity Investment
On December 3, 2020, Nesco entered into the Common Stock Purchase Agreement (the “Investment Agreement”) with PE One Source, an entity controlled by Platinum Equity Advisors, LLC (”Platinum”), in respect of the subscription relating to the issuance and sale to Platinum of (i) Nesco common stock, for an aggregate purchase price in the range of $700.0 million to $763.0 million, with the specific amount to be calculated in accordance with the Investment Agreement based upon the total equity funding required to fund the consideration to be paid pursuant to the terms of the Purchase Agreement, and (ii) additional shares of common stock for an aggregate purchase price of not more than $100.0 million, if necessary, in connection with the “Supplemental Equity Financing.” The shares of common stock issued and sold to Platinum have a purchase price of $5.00 per share. Nesco has also entered into subscription agreements in respect of the sale of 28,000,000 shares of common stock in a private placement at a price per share of $5.00 for aggregate proceeds of $140.0 million (the “Supplemental Equity Financing”).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
The Company’s financial statements included in this annual report on Form 10-K have been audited by Deloitte & Touche LLP, independent registered public accounting firm, as indicated in their report. This annual report on Form 10-K does not include an attestation report by Deloitte & Touche LLP on the Company’s internal control over financial reporting due to exceptions for smaller reporting companies.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Management
Below is a list of names, ages as of March 1, 2021 and a brief overview of the business experience of our executive officers and directors:

Name	Age	Position
Executive Officers:
Lee Jacobson	67	Chief Executive Officer and Director
Robert Blackadar	51	President
Joshua Boone	41	Chief Financial Officer
Kevin Kapelke	55	Chief Operating Officer
R. Todd Barrett	50	Chief Accounting Officer
Non-Employee Directors:
William Plummer(1)	62	Director (Co-Chairman)
Rahman D'Argenio(3)	42	Director
L. Dyson Dryden(1)(3)	45	Director (Co-Chairman)
Mark D. Ein(2)	56	Director (Vice Chairman)
Gerard Holthaus(1)	71	Director
Doug Kimmelman(2)	60	Director
Jeffrey Stoops(2)(3)	62	Director
Jennifer Gray	39	Director
Matthew Himler	34	Director
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
Joshua Boone. Mr. Boone joined Nesco in June 2020. As Chief Financial Officer of Nesco, Josh Boone is responsible for leading the external reporting, investor relations and corporate finance functions for the Company. Mr. Boone has more than 15 years of experience as a public company Chief Financial Officer, with broad experience in corporate and operational finance and a track record of building and leading successful finance departments. Prior to joining Nesco, Mr. Boone was Executive Vice President and Chief Financial Officer of Patrick Industries, Inc., a publicly traded major manufacturer and distributor of component and building products for the recreational vehicle, marine, manufactured housing and industrial markets. He has additional experience as Chief Financial

Officer for Pretzels, Inc. and served in several leadership positions in finance and accounting at Brunswick Corporation. Mr. Boone received a Master of Business Administration from the University of Houston.
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
William Plummer. Mr. Plummer has served on the board of directors of Nesco since 2019. Mr. Plummer served as the executive vice president and chief financial officer of United Rentals, Inc., a publicly-traded equipment rental company, from December 2008 until October 2018, remaining with the company in an advisory capacity until January 31, 2019. Mr. Plummer has more than two decades of financial leadership experience, including positions as chief financial officer of Dow Jones & Company and vice president and treasurer of Alcoa Inc. Previously, he held executive positions with Mead Corporation and General Electric Capital Corporation. Mr. Plummer currently serves on the boards of Global Payments, Inc., Waste Management, Inc. and Mason Industrial Technology, Inc. Previously, he served on the boards of John Wiley & Sons, Inc. and UIL Holdings Corporation. Mr. Plummer received a B.S. and a M.S. in Aeronautics and Astronautics from the Massachusetts Institute of Technology and an M.B.A. from Stanford University. We believe that Mr. Plummer’s extensive experience with industrial growth companies and extensive public company experience qualifies him to serve on our board of directors.
Rahman D’Argenio. Mr. D’Argenio has served on the board of directors of Nesco since 2019. Mr. D’Argenio joined Energy Capital Partners in 2010 and is currently a partner and a member of ECP’s Investment Committee where he is involved in all areas of the firm’s investment activities, with particular emphasis on fossil and renewable power generation and energy related services. He also currently serves on the board of directors of Nesco. Prior to joining ECP, Mr. D’Argenio spent seven years at First Reserve Corporation, an international energy-focused private equity firm based in Greenwich, Connecticut where his responsibilities included a leadership role in power, financial services and coal related investments. Prior to that, Mr. D’Argenio worked in the Energy & Utilities Investment Banking Group at Deutsche Bank Securities for approximately three years. Prior to that, Mr. D’Argenio began his career in the structured finance group at Sempra Energy Trading. Mr. D’Argenio currently serves on the boards of Sunnova Energy Corp., CM Energy, Triton Power Partners LP, and PLH Group, Inc. Previously, Mr. D’Argenio served on the boards of Brayton Point Power, LLC, EquiPower Resources Corp., Odessa Power Holdings, LLC and Red Oak Power Holdings, LLC. Mr. D’Argenio received a B.A. in Mathematics and Economics from the University of Pennsylvania. Because of his broad knowledge of the industry, we believe Mr. D’Argenio is well qualified to serve on our board of directors.
L. Dyson Dryden. Dyson Dryden served as President, Chief Financial Officer and a member of the board of directors of Capitol Investment Corp. IV from inception until the completion of the business combination with Nesco and since such time has served as director of Nesco. Mr. Dryden has served as President, Chief Financial Officer and a member of the Board of Directors of Capitol Investment Corp. V. since its inception. From July 2015 until it completed its business combination with Cision in June 2017, Mr. Dryden was the President, Chief Financial Officer, Treasurer, Secretary and a Director of Capitol III. From the closing of the business combination until the sale of the company January 2020, Mr. Dryden served as a Director of Cision. From March 2013 to July 2015, Mr. Dryden served as the Chief Financial Officer and a Director of Capitol II. In July 2015, Capitol II completed its business combination with Lindblad. Mr. Dryden has continued to serve as a Director of Lindblad since the closing of its business combination. Mr. Dryden is also the founder of Dryden Capital Management, LLC, a private investment firm that invests in and builds private companies, and has served as its President since March 2013. Mr. Dryden has also been Vice Chairman of CDS Logistics Management, Inc., one of the largest providers of home improvement product delivery services in the United States, since 2009. From August 2005 to February 2013, Mr. Dryden worked in Citigroup’s Investment Banking division in New York, most recently as a Managing Director where he led the coverage effort for a number of the firm’s Global Technology, Media and Telecommunications clients. From 2000 to 2005, Mr. Dryden held the titles of Associate and Vice President at Jefferies & Company, a middle market investment banking firm. From 1998 to 2000, Mr. Dryden worked in the investment banking group at BB&T Corporation. Mr. Dryden is currently a member of the Board of Directors of Washington E-Sports Ventures, LLC, founded to purchase an Overwatch League Team and build other e-sports teams that will represent the capital region from Baltimore to Richmond including Washington, D.C. and all of Maryland and Virginia. Mr. Dryden holds a B.S. in Business Administration with a dual concentration in finance and management from the University of Richmond. We believe Mr. Dryden is well-qualified to serve as a member of the board due to his corporate finance and public company experience.

Mark D. Ein. Mr. Ein served as Chairman, Chief Executive Officer and a member of the board of directors of Capitol Investment Corp. IV from inception until the completion of the business combination with Nesco and since such time has served as director and Vice Chairman of Nesco. Mr. Ein has served as Chairman, Chief Executive Officer and a member of the Board of Directors of Capitol Investment Corp. V. since its inception. Mr. Ein is an investor, entrepreneur and philanthropist, who has created, acquired, invested in and built a series of growth companies across a diverse set of industries over the course of his 30-year career. During this time, Mr. Ein has been involved in the founding or early stages of six companies that have been worth over one billion dollars and has led over $1.8 billion of private equity, venture capital and public company investments. From May 2017 until July 2019, Mr. Ein was the Chairman of the Board and Chief Executive Officer of Capitol IV, a blank check company formed for the purpose of acquiring an operating company. In July 2019, Capitol IV completed its business combination with Nesco (NYSE:NSCO), one of the largest specialty equipment rental providers to the growing electric utility transmission and distribution, telecom and rail industries in North America. Mr. Ein has served as Vice-Chairman of the Board of Nesco since the closing of its business combination. From July 2015 until June 2017, Mr. Ein was the Chairman of the Board and Chief Executive Officer of Capitol III, a blank check company. In June 2017, Capitol III completed its business combination with Cision (NYSE:CISN), a leading media communication technology and analytics company. Mr. Ein served as Vice-Chairman of the Board of Cision from the closing of its business combination until January 2020 when it was sold to Platinum Equity and taken private. From August 2010 to July 2015, Mr. Ein was the Chairman of the Board, Chief Executive Officer, Treasurer and Secretary of Capitol II, a blank check company. In July 2015, Capitol II completed its business combination with Lindblad (NASDAQ: LIND), a global leader in expedition cruising and extraordinary travel experiences. Mr. Ein has served as Chairman of the Board of Lindblad since the closing of the business combination. From June 2007 to October 2009, Mr. Ein was the Chief Executive Officer and Director of Capitol I, a blank check company. Capitol I completed its business combination with Two Harbors (NYSE: TWO), a Maryland real estate investment trust, in October 2009. From October 2009 to May 2015, Mr. Ein served as the Non-Executive Vice Chairman of Two Harbors’ Board of Directors. Mr. Ein is the Founder of Venturehouse Group, LLC, a holding company that creates, invests in and builds companies, and has served as its Chairman and Chief Executive Officer since 1999. He has also been the President of Leland Investments Inc., a private investment firm, since 2005. Mr. Ein is Co-Chairman of Kastle Holding Company LLC, which through its subsidiaries is the majority owner and conducts the business of Kastle Systems, LLC, a provider of building and office security systems that was acquired in January 2007. Mr. Ein has also served on the Board of Directors of Soho House Holdings Limited since September 2018.
Mr. Ein is the Founder and Owner of MDE Sports, which owns the Citi Open tennis tournament in Washington, D.C., one of the five largest tennis events in the United States and one of only five major tournaments in the United States featuring players from both the ATP and WTA Tours competing simultaneously. MDE Sports also owns the Washington Kastles World Team Tennis franchise that has won the league championship six of its 13 years since its founding by Mr. Ein and had one of the longest winning streaks in U.S. pro team sports history, winning 34 straight matches from 2011 through 2013. In September 2018, Mr. Ein founded and became Chairman of Washington E-Sports Ventures, which owns the Washington Justice e-sports franchise in the Overwatch League, bringing the premier global e-sports league to the greater Washington, D.C. region, and, also in 2018, Mr. Ein acquired the Washington City Paper, the renowned weekly paper serving the Washington, D.C. metropolitan area since 1981.
A native of the Washington area, he actively supports many community, charitable and cultural organizations and currently serves on the boards of the D.C. Public Education Fund (as Chairman since 2010, the Fund has raised $130 million of philanthropic support for D.C. Public Schools), the Smithsonian National Museum of Natural History, D.C. College Access Program and D.C. Policy Center (Co-Founder). He currently serves as a Presidential Appointee to the Board of the United States Tennis Association, having previously served on the board from 2012 to 2018 (serving as a Vice President of the Board from 2016 to 2018). Mr. Ein has been a member of the World Economic Forum since 2016, and the Gridiron Club, the oldest and one of the most prestigious journalistic organizations in Washington, DC.
He has won numerous awards. including the Washington Business Hall of Fame, Washington, D.C. Business Leader of the Year from the Chamber of Commerce in 2011 and 2019, the Jefferson Award for Public Service and Entrepreneur of the Year Awards from Ernst and Young and the National Foundation for Teaching Entrepreneurship. In September 2009, Washington, D.C. Mayor Adrian Fenty presented Mr. Ein with the Key to the City, highlighting his Washington Kastles success on the court and, “for their commitment to the District’s communities and our youth.”
Previously in his career, Mr. Ein worked for The Carlyle Group, Brentwood Associates, and Goldman, Sachs & Co. Mr. Ein received a B.S. in Economics with a concentration in Finance from the University of Pennsylvania’s Wharton School of Finance and an M.B.A. from the Harvard Business School.
We believe Mr. Ein is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience.
Gerard E. Holthaus. Mr. Holthaus has served on the board of directors of Nesco since 2020. Mr. Holthaus is the lead director of the board of WillScot Mobile Mini, the leading provider of modular space and storage solutions in North America. He is the former non-

executive chairman of Algeco Scotsman Global S.à.r.l., the leading global provider of modular space solutions. He previously served as executive chairman and CEO of Algeco Scotsman, where he was responsible for its North American and European operations, and as executive chairman, president and CEO of WSII prior to its acquisition by Algeco Scotsman in 2007. Mr. Holthaus is also a former director of Baker Corp International, Inc. and Neff Corporation, two equipment rental companies that completed strategic sales. Mr. Holthaus is also currently Non-Executive Chairman of FTI Consulting. Mr. Holthaus brings a record of success in the specialty equipment rental arena complemented by his strong financial background, which we believe makes him a well suited addition to serve on our board of directors and audit committee.
Doug Kimmelman. Mr. Kimmelman has served on the board of directors of Nesco since 2019. Mr. Kimmelman established ECP in April 2005 and has since served as its Senior Partner. He is also a member of ECP’s Management Committee and Investment Committee. He also currently serves on the board of directors of Nesco. Prior to founding ECP, Mr. Kimmelman spent 22 years with Goldman Sachs, starting in 1983 in the firm’s Pipeline and Utilities Department within the Investment Banking Division. He was named a General Partner of the firm in 1996 and remained exclusively focused on the energy and utility sectors in the Investment Banking Division until 2002 when he transferred to the firm’s J. Aron commodity group to help form a new business for the firm in becoming an intermediary in electricity trading markets. While with the J. Aron commodity group, he was instrumental in developing the Constellation Power Source concept as the initial entry point for Goldman Sachs as a principal into electricity markets. Mr. Kimmelman also played a leadership role at Goldman Sachs in building a principal investing business in power generation and related energy assets. Mr. Kimmelman currently serves on the boards of Calpine Corporation, US Development Group, LLC, USD Partners, LP (NYSE: USDP) and Sunnova Energy Corp. Mr. Kimmelman received a B.A. in Economics from Stanford University and an M.B.A. from the Wharton School at the University of Pennsylvania. Because of Mr. Kimmelman’s familiarity with Nesco’s business, broad knowledge of the industry, extensive directorship experience and experience in finance, we believe that Mr. Kimmelman is well qualified to serve on our board of directors.
Jeffrey A. Stoops. Mr. Stoops has served on the board of directors of Nesco since 2019. Mr. Stoops joined SBA Communications Corporation in 1997 and has been the Chief Executive Officer since 2002. He was appointed a director of the company in 1999. He previously served as Chief Financial Officer and General Counsel where he was responsible for finance activities, capital markets, mergers and acquisitions and legal affairs of the organization, including the purchase of the first towers for the company. Before joining SBA, he was a partner in Gunster, a law firm in Florida, where he worked for thirteen years in the corporate, securities and mergers and acquisitions areas. Mr. Stoops is a current director and past chairman of the Board of the Wireless Industry Association (WIA), the trade organization of the wireless communications infrastructure industry. He currently serves as Chairman of the Board of Trustees of the Raymond F. Kravis Center for the Performing Arts in West Palm Beach, Florida; and is a member of the Boards of Directors of Seminole Boosters, Inc., The Community Foundation of Palm Beach and Martin Counties an Nicklaus Children’s Charity, Inc. which is the entity responsible for managing the Honda Classic professional golf tournament held annually in Palm Beach Gardens, Florida. Mr. Stoops is the former chairman of the Board of St. Andrew’s School, Boca Raton, Florida. He graduated with a Bachelor’s and Juris Doctor’s degrees from Florida State University. We believe that Mr. Stoops’ company building, leadership and public company experience qualify him to serve on our board of directors.
Jennifer Gray. Ms. Gray has served on the board of directors of Nesco since 2019. Ms. Gray joined Energy Capital Partners in 2008 where she currently serves as a Managing Director, Counsel and Chief Compliance Officer in addition to serving as the chair of the Compliance/ESG Committee and an observer on the Valuation Committee. In addition, Ms. Gray has been actively involved with the business operations and management of numerous ECP portfolio companies in addition to the structuring and legal negotiations of such companies. Prior to joining Energy Capital Partners, Ms. Gray was an associate at the law firm of Latham & Watkins LLP where she represented both lenders and borrowers in joint venture, financing acquisition and development transactions. Ms. Gray received both a B.S. in International Business and a J.D. from Pepperdine University. Ms. Gray was selected to serve on our board of directors due to her experience in legal compliance.
Matthew Himler. Mr. Himler has served on the board of directors of Nesco since 2019. Matt Himler is currently a Principal at Energy Capital Partners. At ECP, Mr. Himler is involved in all areas of the firm’s investment activities and currently sits on the board of NESCO Holdings Inc. (NYSE: NSCO), Continental Intermodal Group, LP and NCSG Crane & Heavy Haul. He previously sat on the ProPetro Holding Corp (NYSE: PUMP), one of the largest completion service businesses in the Permian basin. Prior to joining ECP in 2012, Mr. Himler worked at Lazard Frères & Co in New York advising power, utility and infrastructure clients on M&A and corporate strategy. Mr. Himler received his B.A. in Economics and Political Science from Amherst College in 2009. Mr. Himler was selected to serve on our board of directors due to his investment banking experience.

Independence of Directors

For a description of our director independence see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Independence of Directors.”

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

Meetings and Committees of the Board of Directors
During the fiscal years ended December 31, 2020 and 2019, our board of directors held four and five meetings, respectively. We expect our directors to attend all board meetings and any meetings of committees of which they are members and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Each of our current directors attended more than 75% of the meetings of the board and meetings of committees of which he/she was a member in fiscal year 2020 and 2019. Although we do not have any formal policy regarding director attendance at stockholder meetings, we attempt to schedule meetings so that all directors can attend.
We have a separately standing audit committee, compensation committee, and nominating committee. These committees are composed of independent directors.
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
The audit committee is responsible for:
•meeting with our independent auditor regarding, among other issues, audits, and adequacy of our accounting and control systems;
•monitoring the independence of the independent auditor;
•verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•inquiring and discussing with management our compliance with applicable laws and regulations;
•pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed
•appointing or replacing the independent auditor;

•determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
•monitoring compliance on a quarterly basis with the terms of outstanding indebtedness and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of outstanding indebtedness; and
•reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.
During the fiscal years ended December 31, 2020 and 2019, our audit committee held six and five meetings, respectively. Each of our audit committee members attended a majority of all of the meetings of the audit committee in fiscal year 2020 and 2019. Our Audit Committee Charter is available on our website.
Nominating Committee Information
Our nominating committee currently consists of Messrs. Ein, Kimmelman and Stoops. Each of whom is an independent director under the NYSE’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. Our Nominating Committee Charter is available on our website.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should:
•have demonstrated notable or significant achievements in business, education or public service;
•possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
•have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.
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
The compensation committee’s duties include, but are not limited to:
•reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation
•reviewing and approving the compensation of all of our other Section 16 executive officers;
•reviewing our executive compensation policies and plans;
•implementing and administering our incentive compensation equity-based remuneration plans;
•assisting management in complying with our proxy statement and annual report disclosure requirements;

•approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•if required, producing a report on executive compensation to be included in our annual proxy statement; and
•reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The compensation committee may also, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC. Our Compensation Committee Charter is available on our website.

Code of Ethics
In 2017, Nesco adopted a code of ethics that applies to all executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of Nesco’s business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Nesco Holdings, Inc., 6714 Pointe Inverness Way, Suite 220, Fort Wayne, Indiana 46804.

Compensation Committee Interlocks and Insider Participation
None of the members of the compensation committee is currently, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Nesco’s board of directors or compensation committee.

Item 11. Executive Compensation
Executive Officer and Director Compensation
This section discusses the material components of the executive compensation program for our executive officers who are named in the Summary Compensation Table below. In 2020, these named executive officers and their positions were:
•Lee Jacobson, Chief Executive Officer;
•Joshua Boone, Chief Financial Officer;
•Robert Blackadar, President; and,
•Bruce Heinemann, former Chief Financial Officer.
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
For 2020, the compensation of our Named Executive Officers consisted of a base salary, an annual cash incentive bonus opportunity, equity compensation in the form of stock options, restricted stock units and health and welfare benefits. Pursuant to their employment agreements, the Named Executive Officers are also eligible to receive certain payments and benefits upon a termination of employment under certain circumstances.
Summary Compensation Table
The following table presents summary information regarding the total compensation for the years ended December 31, 2020 and 2019 for the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Lee Jacobson (Chief Executive Officer)	2020	$411,318	$—	$33,608	$22,657	$100,000	$19,038	(3)	$586,621
	2019	$377,613	$—	$1,256,400	$1,126,800	$84,963	$21,118	(3)	$2,866,894
Joshua Boone (Chief Financial Officer)	2020	$214,712	$100,000	$698,000	$865,000	$288,750	$5,757	(4)	$2,172,219

Robert Blackadar (President)	2020	$372,346	$—	$23,363	$15,750	$90,125	$19,300	(5)	$520,884
	2019	$222,116	$—	$698,000	$626,000	$66,635	$11,346	(5)	$1,624,097
Bruce Heinemann (former Chief Financial Officer)	2020	$241,674	$—	$94,916	$14,641	$—	$381,004	(6)	$732,235
	2019	$325,346	$—	$418,800	$375,600	$56,936	$21,279	(6)	$1,197,961
____________
(1) Amounts reflect the grant date fair value of restricted stock units and stock options, as applicable, granted during 2019 and 2020 computed in accordance with ASC Topic 718. Information regarding the assumptions used to calculate the value of all stock option awards made to Named Executive Officers is provided in Note 13 to the audited consolidated financial statements included in this Annual Report.
(2) Reflects annual cash incentive bonuses earned by each Named Executive Officer based on achievement of the applicable performance conditions, as described below in “Non-Equity Incentive Bonuses” section below.
(3) Amounts reflect: $8,550 Company matching contribution in 2020 ($8,400 in 2019) and $2,250 Company profit sharing contribution in 2019, in each case, pursuant to the 401(k) Plan; $488 for the executive’s life insurance premiums in 2020 ($468 in 2019) paid by the Company under the applicable health and welfare plan; and $10,000 for an auto usage or allowance in each of 2020 and 2019.
(4) Amounts reflect: $444 Company matching contribution in 2020 pursuant to the 401(k) Plan; $313 for the executive’s life insurance premiums in 2020 paid by the Company under the applicable health and welfare plan; and $5,000 for an auto usage or allowance in each of 2020.
(5) Amounts reflect: $8,550 Company matching contribution in 2020 ($6,058 in 2019) pursuant to the 401(k) Plan; $750 for the executive’s life insurance premiums in 2020 ($288 in 2019) paid by the Company under the applicable health and welfare plan; and $10,000 for an auto usage or allowance in each of 2020 and 2019.

(6) Bruce Heinemann is the Company’s former Chief Financial Officer. Pursuant to the terms of a Severance Agreement and Release of Claims entered into between Mr. Heinemann and Nesco on August 11, 2020, Mr. Heinemann is continuing to receive base salary payments through August 2021 and payment of COBRA premiums from Nesco through August 2021. Mr. Heinemann is subject to certain restrictive covenants, including but not limited to, confidentiality, non-disparagement and 18-month post-termination non-compete and non-solicitation covenants, under his restrict covenant agreement. Amounts reflect compensation paid to the date of Mr. Heinemann’s termination from the Company. All Other Compensation amounts reflect: $7,250 Company matching contribution in 2020 ($8,400 in 2019) and $2,250 Company profit sharing contribution in 2019, in each case, pursuant to the 401(k) Plan; $38 for the executive’s life insurance premiums in 2020 ($575 in 2019) paid by the Company under the applicable health and welfare plan; and $6,574 for an auto usage or allowance in 2020 ($10,054 in 2019). All Other Compensation amounts also include: $360,000 accrued cash severance to be paid through August 2021; and $7,142 accrued COBRA premiums to be paid through August 2021. Mr. Heinemann’s grants consisting of stock options and restricted stock awards were forfeited on his departure from the Company.

Executive Employment Agreements
Each of the Named Executive Officers is a party to an employment agreement. Certain of the compensation paid to the Named Executive Officers reflected in the summary compensation table was provided pursuant to the Named Executive Officers’ respective employment agreements.
The following summary sets forth the material terms of their existing employment agreements.
Lee Jacobson. Mr. Jacobson is party to an employment agreement, dated February 26, 2014, which provides for at-will employment and for Mr. Jacobson to serve as our Chief Executive Officer. Pursuant to his employment agreement, Mr. Jacobson is generally entitled to an annual base salary, currently $400,000, and is eligible to earn a target bonus of 75% of his annual base salary based on achievement of performance metrics.
In the event of termination of Mr. Jacobson’s employment for any reason, he would generally be entitled to receive earned but unpaid salary and the prior year’s earned, but unpaid bonus (if any), any owed accrued vacation and expenses, as well as amounts payable under any benefit plans, programs or arrangements that Mr. Jacobson participates in or benefits from. In the event that Mr. Jacobson’s employment is terminated by us without “cause” or by Mr. Jacobson for “good reason”, subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described below, Mr. Jacobson would be entitled to: (i) salary continuation for 18 months, and (ii) payment for 18 months’ of Mr. Jacobson’s premiums incurred for participation in COBRA coverage pursuant to a Nesco sponsored group health plan. Mr. Jacobson is subject to certain restrictive covenants, provided in his restrictive covenant agreement, including but not limited to confidentiality, non-disparagement and 18-month post-termination non-compete and non-solicitation covenants, under his restrictive covenant agreement.
Joshua Boone. On May 15, 2020, Nesco entered into an employment agreement with Mr. Boone in connection with his appointment as Chief Financial Officer. Pursuant to the employment agreement, Mr. Boone receives an annual base salary of $385,000 (increasing to $400,000 beginning January 1, 2021) and a target annual cash bonus opportunity of 50% of his annual base salary, based on achievement of performance metrics. Mr. Boone is subject to certain restrictive covenants provided in his restrictive covenant agreement, including confidentiality, non-disparagement and 12-month post-termination non-compete and 24-month post-termination non-solicitation covenants.
In the event of termination of Mr. Boone’s employment for any reason, he would generally be entitled to receive earned but unpaid salary and the prior year’s earned, but unpaid bonus (if any), any owed accrued vacation and expenses, as well as amounts payable under any benefit plans, programs or arrangements that Mr. Boone participates in or benefits from. In the event that Mr. Boone’s employment is terminated either by us without “cause” or by Mr. Boone for “good reason”, subject to his execution and non-revocation of a general release of claims and continued compliance with his restrictive covenant obligations, as described above, Mr. Boone would be entitled to: (i) salary continuation for (A) 6 months if such termination occurs prior to June 15, 2022, (B) 9 months if such termination occurs between June 15, 2022 and June 15, 2023, and (C) 12 months if such termination occurs either on June 15, 2023 or thereafter or upon or following a change in control (including the Transaction), (ii) payment of continued healthcare premiums to obtain COBRA coverage pursuant to a Nesco sponsored group health plan during the time Mr. Boone receives continued base salary severance, (iii) accelerated vesting of any equity awards that vest solely based on service-based criteria and which are scheduled to vest within one year following such termination, and (iv) continued vesting eligibility for one year following such termination for any equity awards that vest based on performance-based criteria (clauses (iii) and (iv), the “Vesting Acceleration Benefit”). Under the agreement, in the event of Mr. Boone’s death or disability, Nesco will provide Mr. Boone with a pro-rated portion of his annual bonus, determined based on the actual achievement of performance goals, and the Vesting Acceleration Benefit.
Robert Blackadar. On May 13, 2019, Nesco entered into an employment agreement and restrictive covenant agreement with Mr. Blackadar, pursuant to which Mr. Blackadar serves as our President. Pursuant to the terms of Mr. Blackadar’s employment agreement, Mr. Blackadar is generally entitled to an annual base salary of $360,000, and is eligible to earn an annual cash bonus with a target of 50% of his annual base salary, based on achievement of performance metrics. Mr. Blackadar is subject to certain restrictive covenants provided in his restrictive covenant agreement, including confidentiality, non-disparagement and 12-month post-termination non-compete and non-solicitation covenants.
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
Treatment of Equity Awards in the Event of Change of Control
The grant agreements between Nesco and each of Messrs. Jacobson, Blackadar and Boone governing the treatment of all outstanding stock options and restricted stock units subject solely to time-based vesting conditions provide for accelerated vesting of any outstanding awards in the event of the executive’s termination of employment without “cause” or resignation from employment for “good reason” within twelve months following a “change in control” (which would include the Custom Truck transaction). In the case of performance vesting restricted stock units granted to Mr. Boone, pursuant to the terms of his employment agreement and the grant agreement, the time-vesting component will accelerate and the performance stock units will remain outstanding and eligible to vest in accordance with the performance criteria set forth in the grant agreement for 12 months if Mr. Boone is terminated without “cause” or resigns for “good reason” within 12 months following a “change in control” (which would include the Custom Truck transaction).
Non-Equity Incentive Bonuses
Pursuant to the terms of their employment agreements, our Named Executive Officers are eligible to receive cash bonuses based on achievement of the performance metrics established by the board of Nesco and such other factors as may be determined in the board’s discretion. Although we do not have a formal plan in place, we generally set performance targets within the first three months of each fiscal year and communicate these targets to our Named Executive Officers. Our performance bonus targets are generally based on a combination of metrics which includes both Company and individual components. The Company’s performance bonus makes up fifty percent (50%) of the target incentive bonus and is calculated by comparing the Company’s overall fiscal year performance, primarily with respect to our Adjusted EBITDA, with the corresponding budget and operating plan. The individual performance component makes up the remaining fifty percent (50%) of the target incentive bonus and is calculated by evaluating the individual on priorities established and communicated to the employee at the beginning of the fiscal year, which for fiscal year 2019, were generally related to key performance metrics in the area of each Named Executive Officer’s responsibility as well as other metrics, including team-related goals (both in development and across certain segments).
The table below sets forth the target bonus amounts and fiscal year payments related to the applicable metrics for each of our Named Executive Officers.

Name and Principal Position	Year	Target Incentive Bonus ($)	Actual Achievement Related to Company Performance (%)(1)	Actual Achievement Related to Individual Performance (%)(2)	Incentive Bonus Paid ($)(3)
Lee Jacobson (Chief Executive Officer)	2020	$300,000	—%	37.5%	$100,000
	2019	$188,807	5%	17.5%	$84,963
Joshua Boone (Chief Financial Officer)	2020	$288,750	(4)	(4)	$288,750

Robert Blackadar (President)	2020	$162,500	—%	25%	$90,125
	2019	$111,058	5%	25%	$66,635
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
(4) Pursuant to the employment agreement between the Company and Mr. Boone, the incentive bonus for 2020 is a guaranteed amount.

Nesco Holdings, Inc. Omnibus Incentive Plan
On June 11, 2020, the stockholders of the Company approved the Amended and Restated Nesco Holdings, Inc. 2019 Omnibus Incentive Plan (the “Plan”), which authorizes up to 6,150,000 shares of common stock of the Company for issuance in accordance with the Plan’s terms, subject to certain adjustments. The purpose of the Plan is to provide the Company's and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity‑based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash based awards.
We made grants of stock options and restricted stock units (“RSUs”) to certain employees, including our Named Executive Officers in amounts as follows:

Name and Principal Position	Fiscal Year	Number of Options (#)	Number of RSUs (#)
Lee Jacobson (Chief Executive Officer)	2020	37,361	18,881
	2019	360,000	180,000
Joshua Boone (Chief Financial Officer)	2020	500,000	200,000
	2019	—	—
Robert Blackadar (President)	2020	26,250	13,125
	2019	200,000	100,000
Bruce Heinemann (former Chief Financial Officer)(1)	2020	24,401	12,200
	2019	120,000	60,000
(1) Pursuant to the terms of a Severance Agreement and Release of Claims entered into between Mr. Heinemann and Nesco on August 11, 2020, all of Mr. Heinemann’s option and restricted stock awards forfeited.
The stock options vest as to 25% of the underlying shares on the first anniversary of the date of grant and on each of the next three anniversaries thereafter, subject to the Named Executive Officer’s continued employment with us through the applicable vesting date. The restricted stock units vest 25% on the first anniversary of the date of grant and on each of the next three anniversaries thereafter, subject to the Named Executive Officer’s continued employment with us through the applicable vesting date. In the event the Named Executive Officer’s employment terminates due to death or disability, the Named Executive Officer will vest in any stock options or RSUs that would have vested on the next regularly scheduled vesting date. In addition, if the Named Executive Officer’s employment is terminated by us without “cause” or by the Named Executive Officer for “good reason,” in either case within one year following a change in control of us (which would include the Custom Truck transaction), all of the Named Executive Officer’s stock options and RSUs that are then unvested will vest.
Outstanding Equity Awards at Fiscal Year End
The following table summarizes, for each of the Named Executive Officers, the outstanding incentive plan awards as of December 31, 2020. The market value of the shares of common stock reflected in the table is based upon the market price per share on the last trading day of 2020, which was $7.30.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (1) (#) Exercisable	Number of Securities Underlying Unexercised Options (1) (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have (2) Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Lee Jacobson	8/21/19	90,000	270,000	$10.00	8/18/29	135,000	$985,500	—	$—
	3/18/20	—	37,761	$4.00	3/16/30	18,881	$137,831	—	$—
Joshua Boone	6/15/20	—	500,000	$3.49	6/13/30	—	$—	200,000	$1,460,000
Robert Blackadar	8/21/19	50,000	150,000	$10.00	8/18/29	75,000	$547,500	—	$—
	3/18/20	—	26,250	$4.00	3/16/30	13,125	$95,813	—	$—
(1) The option vests in four equal annual installments beginning on the first anniversary of the grant date, subject to continued employment through each applicable vesting date.
(2) The restricted stock units vest in four equal annual installments beginning on the first anniversary of the grant date, subject to continued employment through each applicable vesting date.
(3) Amounts based on a December 31, 2020 closing price of $7.30 per share.
(4) The restricted stock units vest in four equal annual installments on the first four anniversaries of the grant date, subject to Mr. Boone’s continued employment through the applicable vesting date, provided that (1) 50% of the restricted stock units otherwise scheduled to vest on a given vesting date will vest no earlier than the first date after the grant date on which the Company’s ten day average closing stock price on the New York Stock Exchange equals or exceeds $6.00 per share and (2) 50% of the restricted stock units otherwise scheduled to vest on a given vesting date will vest no earlier than the first date after the grant date on which the Company’s ten day average closing stock price on the New York Stock Exchange equals or exceeds (a) $8.00 per share if Mr. Boone is terminated without cause or resigns for good reason within 12 months following a change in control (including the Custom Truck transaction) or (b) $10.00 per share in all other events.
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
Retirement Plan. Nesco maintains a 401(k) and profit sharing plan (the “401(k) Plan”), a defined contribution plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended, (the “Code”) administered by Fidelity. Nesco employees meeting the 401(k) Plan’s age requirement are generally eligible to participate in the 401(k) Plan. The 401(k) Plan is available on the same terms to all of Nesco’s employees, including the Named Executive Officers. Each 401(k) Plan participant can elect to contribute between 1% and 60% of his or her eligible compensation on a pre-tax basis to the 401(k) Plan, subject to the annual Internal Revenue Service and Code limitations. The 401(k) Plan’s participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. The 401(k) Plan’s participants are also permitted to irrevocably designate a portion or all of their contributions as Roth contributions that are includable in the 401(k) Plan’s participant’s gross income at the time of deferral. Nesco may make discretionary matching contributions up to a specified percentage of each employee’s eligible contributions, and may also make discretionary profit sharing contributions on behalf of participants who are eligible under the terms of the 401(k) Plan declared on an annual basis. A 401(k) Plan participant is 100% vested in his or her deferrals, and any employer profit sharing contributions, matching contributions and earnings thereon vest ratably over four years. The account balance for each 401(k) Plan participant is invested in accordance with the election of the participant which can consist of a variety of investment options. For the 2020 fiscal year, Nesco currently makes matching contributions to the 401(k) Plan equal to 50% of the first 6% of a participant’s deferral. Nesco made matching and profit sharing contributions to the Named Executive Officers with respect to the 2020 plan year, included as “All Other Compensation” in the “Summary Compensation Table” above.
Director Compensation
Our board of directors approved director compensation terms, or the Director Program, effective July 1, 2019, that were designed to enable us to attract and retain highly qualified non-employee directors. Under the Director Program, each non-employee director receives an annual cash fee of $50,000, payable quarterly in arrears. In addition, the Chairman of our board of directors and each non-employee director serving as chair of any standing committee are eligible to receive an additional amount of annual cash compensation of $10,000, payable quarterly in arrears. Directors will also receive reimbursements for first class air travel and accommodations, in each case, for travel related to their attendance at board meetings. The table below reflects was paid cash and incentive equity compensation during the year ended December 31, 2020, as follows:
Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
William Plummer(3)	$60,000	$45,600	$26,000	$131,600
Rahman D'Argenio(3)(4)	$50,000	$45,600	$26,000	$121,600
L. Dyson Dryden(3)	$60,000	$45,600	$26,000	$131,600
Mark D. Ein(3)	$60,000	$45,600	$26,000	$131,600
Gerard Holthaus(2)(3)	$50,000	$45,600	$166,000	$261,600
Doug Kimmelman(3)(4)	$50,000	$45,600	$26,000	$121,600
Jeffrey Stoops(3)	$60,000	$45,600	$26,000	$131,600
Jennifer Gray(3)(4)	$50,000	$45,600	$26,000	$121,600
Matthew Himler(3)(4)	$50,000	$45,600	$26,000	$121,600
(1) Amounts reflect the grant date fair value of restricted stock units and stock options granted computed in accordance with ASC Topic 718. Information regarding the assumptions used to calculate the value of all stock option awards is provided in Note 13 to the audited consolidated financial statements included in this Annual Report. The restricted stock award vests in three equal annual installments beginning June 11, 2021 and on the two anniversaries thereafter, subject to continued service through each applicable vesting date and will accelerate on the closing of a change in control (including the Custom Truck transaction) subject to continued service through such date.
(2) On February 27, 2020, Mr. Holthaus was granted an award of 100,000 stock options with an exercise price of $3.02. The option vests in three equal annual installments, beginning February 27, 2021 and on the two anniversaries thereafter, subject to continued service through each applicable vesting date and will accelerate on the closing of a change in control (including the Custom Truck transaction) subject to continued service through such date.
(3) On June 11, 2020, each director was granted an award of 20,000 stock options with an exercise price of $4.00. The option vests in three equal annual installments, beginning June 11, 2021 and on the two anniversaries thereafter, subject to continued service through each applicable vesting date and will accelerate on the closing of a change in control (including the Custom Truck transaction) subject to continued service through such date.
(4) Directors affiliated with ECP have assigned their compensation for their service on the board of directors to be paid to an affiliate of ECP.
The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2020 by each non-employee director who served on our board of directors in 2020.

Name	Options Outstanding at Fiscal Year End
William Plummer	120,000
Rahman D'Argenio	20,000
L. Dyson Dryden	20,000
Mark D. Ein	20,000
Gerard Holthaus	120,000
Doug Kimmelman	20,000
Jeffrey Stoops	120,000
Jennifer Gray	20,000
Matthew Himler	20,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of March 1, 2021 regarding the beneficial ownership of common stock by:
•Each person known to be the beneficial owner of more than 5% of Nesco’s outstanding common stock;
•Nesco’s current executive officers and directors; and
•all current executive officers and directors as a group.
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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percentage of Beneficial Ownership
Directors and Executive Officers:
Lee Jacobson(1)	429,379	*
Mark D. Ein(2)(17)	8,163,624	15.8%
L. Dyson Dryden(3)	4,081,814	8.1%
Doug Kimmelman(4)(12)(16)	—	*
Rahman D'Argenio(4)(12)(16)	—	*
Gerard E. Holthaus(5)	83,333	*
William Plummer(6)	81,333	*
Jeffrey Stoops(7)	1,200,000	2.4%
Robert Blackadar(8)	91,844	*
Joshua Boone(9)(17)	16,900	*
Kevin Kapelke(10)	119,271	*
R. Todd Barrett(11)	5,000	*
Jennifer Gray(12)(16)	—	*
Matthew Himler(12)(16)	—	*
All directors and executive officers as a group (ten individuals)	14,272,498	26.4%

Five Percent Holders:
ECP ControlCo, LLC(12)	28,131,796	54.6%
Capitol Acquisition Management IV, LLC(13)	8,163,624	15.8%
Capitol Acquisition Founder IV, LLC(14)	4,081,814	8.1%
Brookfield Asset Management Inc.(15)	2,699,989	5.5%
* Represents beneficial ownership of less than 1%.
(1) Includes 31,386 shares of Nesco common stock issuable upon exercise of Warrants and shares issuable related to stock options and vesting of restricted stock units. Excludes 447,482 shares of Nesco common stock related to grants of stock options and restricted stock units subject to future vesting.
(2) Represents shares held by Capitol Acquisition Management IV, LLC, an entity controlled by Mr. Ein. Includes 2,457,338 shares issuable upon exercise of Warrants. The address for Mr. Ein is 1300 17th Street, Suite 820, Arlington, Virginia, 20009. Excludes 35,000 shares of Nesco common stock related to grants of stock options and restricted stock units subject to future vesting.
(3) Represents shares held by Capitol Acquisition Founder IV, LLC, an entity controlled by Mr. Dryden. Includes 1,228,670 shares issuable upon exercise of Warrants. The address for Mr. Dryden is 1300 17th Street, Suite 820, Arlington, Virginia, 20009. Excludes 35,000 shares of Nesco common stock related to grants of stock options and restricted stock units subject to future vesting.
(4) Excludes the Nesco’s common stock owned by Legacy Nesco Owner (as defined below) that Messrs. Kimmelman and D’Argenio may be deemed to beneficially own as managing members of ECP ControlCo (as defined below) that share power to vote and dispose of the securities beneficially owned by ECP ControlCo, which ultimately controls Legacy Nesco Owner, with the other managing members of ECP ControlCo. Messrs. Kimmelman and D’Argenio each disclaims any such beneficial ownership except to the extent of his indirect pecuniary interest in such shares.
(5) Includes 33,333 shares of Nesco common stock issuable upon exercise of stock options. Excludes 101,667 shares of Nesco common stock related to grants of stock options and restricted stock units subject to future vesting.
(6) Excludes 101,667 shares of Nesco common stock related to grants of stock options and restricted stock units subject to future vesting.
(7) Includes of 1,166,667 shares of Nesco common stock issuable upon exercise of Warrants held by Calculated Risk Partners, LP, a family limited partnership the general partner of which is controlled by Mr. Stoops and his wife. Excludes 101,667 shares of Nesco common stock related to grants of stock options and restricted stock units subject to future vesting.
(8) Includes 9,844 shares of Nesco common stock issuable upon exercise of stock options and vesting of restricted stock units. Excludes 254,531 shares of Nesco common stock related to grants of stock options and restricted stock units subject to future vesting.
(9) Excludes 700,000 shares of Nesco common stock related to grants of stock options and restricted stock units subject to future vesting.
(10) Includes 13,167 shares of Nesco common stock issuable upon exercise of Warrants and shares issuable related to stock options and vesting of restricted stock units. Excludes 187,276 shares of Nesco common stock related to grants of stock options and restricted stock units subject to future vesting.
(11) Includes 5,000 shares of Nesco common stock issuable upon exercise of stock options and vesting of restricted stock units. Excludes 15,000 shares of Nesco common stock related to grants of stock options and restricted stock units subject to future vesting.
(12) Includes (i) 64,450 shares held by Energy Capital Partners III, LP (“ECP III”), (ii) 2,169,601 shares held by Energy Capital Partners III-A, LP (“III-A”), (iii) 262,015 shares held by Energy Capital Partners III-B, LP (“III-B”), (iv) 896,947 shares held by Energy Capital Partners III-C. LP (“III-C”), (v) 1,106,987 shares held by Energy Capital Partners III-D, LP (“III-D”), (vi) 2,392,808 shares issuable to NESCO Holdings, LP (“Legacy Nesco Owner”) upon exercise of Warrants, and (vii) 21,238,988 shares held by Legacy Nesco Owner. The business address of Legacy Nesco Owner is 6714 Pointe Inverness Way, Suite 220, Fort Wayne, Indiana 46804. Excludes 140,000 shares of Nesco common stock related to grants to Messrs. Kimmelman, D’Argenio and Himler, and Ms. Gray, which have been assigned to ECP ControlCo, LLC, of stock options and restricted stock units subject to future vesting. NESCO Holdings GP, LLC is the general partner of Legacy Nesco Owner and as such may be deemed to beneficially own the shares held by Legacy Nesco Owner. ECP III, III-A, III-B, III-C, III-D, LP, and Energy Capital Partners III (NESCO Co-Invest), LP, a Delaware limited partnership (collectively, the “ECP Funds”), collectively own 100% of NESCO Holdings GP, LLC and as such may be deemed to beneficially own the shares held by NESCO Holdings GP, LLC. ECP ControlCo, LLC (“ECP ControlCo”) is the managing member of Energy Capital Partners III, LLC (“ECP III GP LLC”), which is (i) the general partner of Energy Capital Partners GP III, LP (“ECP III GP LP”), which is the general partner of each of the ECP III, III-A, III-B, III-C and III-D, and, (ii) the managing member of Energy Capital Partners GP III Co-Investment (NESCO), LLC, which is the general partner of Energy Capital Partners III (NESCO Co-Invest), LP, and, as such, each of ECP ControlCo, ECP III GP LLC, ECP III GP LP and Energy Capital Partners GP III Co-Investment(NESCO), LLC may be deemed to beneficially own the shares beneficially owned by the ECP Funds, as applicable. Douglas Kimmelman, Andrew Singer, Peter Labbat, Tyler Reeder and Rahman D’Argenio are the managing members of ECP ControlCo and share the power to vote and dispose of the securities beneficially owned by ECP ControlCo. As such, Messrs. Kimmelman, Singer, Labbat, Reeder and D’Argenio disclaim any beneficial ownership of the shares beneficially owned by ECP ControlCo except to the extent of their indirect pecuniary interest in such shares. The address for each person and entity in this footnote is 40 Beechwood Road Summit, New Jersey 07901.
(13) Includes 2,457,338 shares of Nesco common stock issuable upon exercise of Warrants. The address for this entity is 1300 17th Street, Suite 820, Arlington, Virginia, 20009.
(14) Includes 1,228,670 shares of Nesco common stock issuable upon exercise of Warrants. The address for this entity is 1300 17th Street, Suite 820, Arlington, Virginia, 20009.
(15) Includes 2,295,814 shares of Nesco common stock held by Brookfield Credit Opportunities Master Fund, L.P. (“BCOMF”), of which 1,362,480 shares are issuable upon exercise of Warrants held by BCOMF and 404,175 shares of Nesco common stock held by OC 538 Offshore Fund, L.P. (“OC538”), of which 251,970 shares are issuable upon exercise of Warrants held by OC538. Brookfield Credit Opportunities Fund GP, LLC (“BCOF GP”) is the general partner of BCOMF and may be deemed to have shared beneficial ownership of the shares of common stock of which BCOMF is the record owner. OC 538 GP, Ltd. (“OC538 GP”) is the general partner of OC538 and may be deemed to have shared beneficial ownership of the shares of common stock of which OC538 is the record owner. Brookfield Asset Management Private Institutional Capital Adviser (Credit), LLC (“BAMPIC (Credit)”) is the investment manager of BCOMF and OC538, and may be deemed to share beneficial ownership of the shares of common stock of which BCOMF and OC538 are the record owners, respectively. Brookfield Asset Management Inc. (“BAM”), by virtue of its relationship to BAMPIC (Credit), may be deemed to share beneficial ownership of the shares of common stock over which BAMPIC (Credit) may share beneficial ownership. Partners Limited, by virtue of its relationship with BAM, may be deemed to share beneficial ownership of the shares of common stock of which BAM may share beneficial ownership. The address for each person and entity in this footnote is 181 Bay Street, Suite 300, Brookfield Place, Toronto, Ontario M5J 2T3, Canada. Information derived from a Schedule 13G/A filed on February 19, 2020.
(16) Each of Jennifer Gray, Rahman D'Argenio, Matthew Himler and Douglas Kimmelman have entered into an agreement with Energy Capital Partners Management, LP (“ECP Management”) pursuant to which each of the foregoing individuals has irrevocably assigned any and all compensation, including the right to receive shares under the equity awards reported above, that he or she may receive from serving as a director of the Company to ECP Management.
(17) Each of Mark Ein and Josh Boone have entered into subscription agreements to purchase additional shares of our common stock in connection with the Supplemental Equity Financing. See “Certain Relationships and Related Transactions.”

Equity Compensation Plan Information
The following table summarizes the information regarding equity awards outstanding and available for future grants as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by security holders(1)	3,569,508	(2)	$6.43	(3)	2,452,992
Equity compensation plans not approved by security holders	—		$—		—
Total	3,569,508		$6.43		2,452,992
(1) Consists of the Amended and Restated Nesco Holdings, Inc. 2019 Omnibus Incentive Plan.
(2) Includes 2,391,916 outstanding stock options and 1,177,592 unvested stock units.
(3) Includes the weighted average exercise price for outstanding options only; restricted stock units do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
ECP and Affiliates. ECP and their affiliates have ownership interests in a broad range of companies. Nesco has entered into commercial transactions in the ordinary course of its business with a subsidiary of PLH Group, Inc., a company partially owned by an affiliate of ECP. Revenues derived from these transactions have totaled $9.2 million, $11.5 million and $9.9 million for each of the years ended December 31, 2020, 2019 and 2018, respectively. Accounts receivable at December 31, 2020 and 2019 was $3.5 million and $10.2 million, respectively.
Purchases in Supplemental Equity Financing. In connection with the a proposed supplemental equity financing, Mark Ein entered into a subscription agreement to acquire 1,000,000 shares of our common stock and Joshua Boone entered into a subscription agreement to acquire 50,000 shares of our common stock, in each case, at a price per share of $5.00 and on the same terms offered to the other investors in the supplemental equity financing.
In addition, each of Paul Bader, Georgia Nelson and Marshall Heinberg, each of whom is expected to be a member of the board of directors of Nesco following the proposed transaction with Custom Truck, has entered into a subscription agreement to acquire 25,000, 25,000 and 100,000 shares of our common stock, respectively, in each case, at a price per share of $5.00 and on the same terms offered to the other investors in the supplemental equity financing.
The supplemental equity financing is expected to be consummated concurrently with the closing proposed transaction with Custom Truck.
Policies and Procedures for Related Party Transactions. Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Our written policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock or preferred stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Family Relationships
There are no family relationships between any of Nesco’s executive officers and directors.

Independence of Directors
As a result of our common stock being listed on the NYSE, we adhere to the rules of such exchange in determining whether a director is independent. Our board of directors has consulted, and will consult, with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that Messrs. Plummer, Kimmelman, D’Argenio, Stoops, Dryden, Ein, Holthaus and Himler, and Ms. Gray, representing nine of our ten directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.
In reaching this determination, the Board considered the fact that Mr. Holthaus serves as chairman of the Board of Directors of FTI Consulting, Inc., and that the Company engaged FTI Consulting, Inc. for strategic consulting services on an arms-length basis (for which FTI Consulting, Inc. was paid approximately $300,000 during the year ended December 31, 2020), and did so prior to Mr. Holthaus joining the Board. The Board considered the magnitude and nature of this relationships and determined that it did not impair the independence of Mr. Holthaus.
For additional information see Item 10 to this Annual Report.

Item 14. Principal Accounting Fees and Services
Independent Auditors’ Fees
Deloitte & Touche LLP (“Deloitte”) acted as Nesco’s independent registered public accounting firm for the years ended December 31, 2020 and 2019. The following is a summary of fees paid or to be paid to Deloitte for services rendered:

(in $000s)	2020	2019
Audit Fees(1)	$672	$642
Audit-Related Fees(2)	309	—
Tax Fees(3)	—	195
All Other Fees	—	—
Total Fees	$981	$837
(1) Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Deloitte in connection with regulatory filings. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.
(2) Audit-Related Fees. Fees related to registration statements and procedures performed in connection with merger and acquisition activity.
(3) Tax Fees. Fees for tax compliance, tax planning and tax advice for the year ended December 31, 2019.

Audit Committee Pre-Approval Policies and Procedures
Based on the charter of the Audit Committee, the Audit Committee is required to pre-approve all auditing services and permissible non-audit services to be performed by its independent auditor, including the fees and terms thereof, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our audit committee has pre-approved all services to be performed by Deloitte.

PART IV

Item 15. Financial Statement Schedule and Exhibits
(a) Financial Statement Schedule

Condensed Financial Information of Nesco Holdings, Inc.

for the years ended December 31, 2020, 2019 and 2018

Nesco Holdings, Inc.
Condensed Parent Company Balance Sheets

(in $000s, except share data)	December 31, 2020	December 31, 2019
Deferred income taxes	$24,869	$—
Total Assets	$24,869	$—

Liabilities and Stockholders' Deficit
Deferred income taxes	$—	$5,205
Negative investment in subsidiaries	61,105	12,111
Total long-term liabilities	61,105	17,316

Commitments and contingencies (see Note 3)

Stockholders' Deficit
Common stock - $0.0001 par value, 250,000,000 shares authorized, 49,156,753 and 49,033,903 issued and outstanding, at December 31, 2020 and 2019, respectively	5	5
Additional paid-in capital	429,748	427,391
Accumulated (deficit)	(465,989)	(444,712)
Accumulated other comprehensive loss	—	—
Total stockholders' deficit	(36,236)	(17,316)
Total Liabilities and Stockholders' Deficit	$24,869	$—
See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Condensed Parent Company Statements of Operations

	Year Ended December 31,
(in $000s, except share and per share data)	2020	2019	2018
Operating Expenses
Selling, general, and administrative expenses	$2,357	$816.00	$—
Total operating expenses	2,357	816	—
Operating Loss	(2,357)	(816.00)	—

Other Expense
Equity in net loss of subsidiaries	48,994	32,222	13,821
Other expense	—	—	—
Total other expense	48,994	32,222	13,821

Loss Before Income Taxes	(51,351)	(33,038)	(13,821)
Income Tax (Benefit) Expense	(30,074)	(5,986)	1,705
Net Loss	$(21,277)	$(27,052)	$(15,526)
See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Condensed Parent Company Statements of Comprehensive Loss

	Year Ended December 31,
(in $000s)	2020	2019	2018
Net loss	$(21,277)	$(27,052)	$(15,526)
Other comprehensive loss
Interest rate collar (net of taxes of $285 in 2019)	—	396	(396)
Other comprehensive loss	—	396	(396)
Comprehensive loss	$(21,277)	$(26,656)	$(15,922)
See accompanying notes to consolidated financial statements.

Nesco Holdings, Inc.
Condensed Parent Company Statements of Cash Flows

	Year Ended December 31,
(in $000s)	2020	2019	2018
Net cash flow from operating activities	$(48,994)	$(179,491)	$(14,430)

Investing Activities
Changes in investment in subsidiaries	48,994	32,222	14,430
Net cash flow from investing activities	48,994	32,222	14,430

Proceeds from merger and recapitalization	—	147,269	—
Net cash flow from financing activities	—	147,269	—

Net Change in Cash	—	—	—
Cash at Beginning of Period	—	—	—
Cash at End of Period	$—	$—	$—
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

Note 4: Income Taxes
Refer to Note 14, Income Tax, to the Holdings consolidated financial statements for information about Holdings’ subsidiaries’ income taxes.

Note 5: Subsequent Events
Refer to Note 17, Subsequent Events, to the Holdings consolidated financial statements for information about Holdings’ subsequent events.

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

2.3 †
Purchase and Sale Agreement by and among Blackstone Energy Partners NQ L.P., Blackstone Energy Family Investment Partnership SMD L.P., Blackstone Energy Family Investment Partnership NQ ESC L.P., Blackstone Capital Partners VI-NQ L.P., Blackstone Family Investment Partnership VI-NQ ESC L.P., Fred M. Ross, Jr. Irrevocable Trust, BEP UOS Feeder Holdco L.P., BCP VI UOS Feeder Holdco L.P., Blackstone Energy Management Associates NQ L.L.C., Blackstone Management Associates VI-NQ L.L.C., Nesco Holdings II, Inc., Nesco Holdings, Inc., Blackstone Capital Partners VI-NQ L.P., solely in its capacity as the representative of Sellers, and PE One source Holdings, LLC, solely with respect to Section 9.04, dated as of 3, 2020 (incorporated by reference to Form 8-K dated December 4, 2020).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Annex B to definitive proxy statement filed on January 20, 2021).
3.2	Bylaws of Nesco Holdings, Inc. (incorporated by reference to Annex C to definitive proxy statement filed on January 20, 2021).
4.1	Specimen Common Stock Certificate of Nesco Holdings, Inc. (incorporated by reference to Exhibit 4.1 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
4.2	Specimen Warrant Certificate of Nesco Holdings, Inc. (incorporated by reference to Exhibit 4.2 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
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
10.1 †
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

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
10.4	Stockholders' Agreement (incorporated by reference to Exhibit 10.3 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).
10.5	2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of Nesco Holdings, Inc.’s Current Report on Form 8-K filed on August 1, 2019).+
10.5.1	Nesco Holdings, Inc. Amended and Restated 2019 Omnibus Incentive Plan (incorporated by reference from Annex A to the Company’s definitive proxy statement filed May 1, 2020).+
10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Capitol Investment Corp. IV's Current Report on Form 8-K filed on July 22, 2019).
10.7 †	Form of Rollover and Contribution Agreement (incorporated to Form 8-K filed on December 4, 2020).
10.8 †	Common Stock Purchase Agreement by and between Nesco Holdings, Inc. and PE One Source Holdings, LLC, dated as of December 3, 2020 (incorporated to Form 8-K filed on December 4, 2020).
10.9 †
Voting and Support Agreement by and between PE One Source Holdings, LLC and certain Stockholders of NESCO Holdings, Inc. dated as of December 3, 2020 (incorporated to Form 8-K filed on December 4, 2020).

10.10 †	Form of Subscription Agreement (incorporated to Form 8-K filed on December 22, 2020).

10.11	Employment Agreement between the Company and Joshua A. Boone (incorporated by reference from Form 8-K filed on June 8, 2020).+
10.11.1 †	Amendment to Employment Agreement and RSU Agreement (incorporated to Form 8-K filed on January 4, 2021).+
10.12	Employment Agreement, dated February 26, 2014, by and among NESCO Holdings, LP, NESCO LLC and Lee Jacobson (incorporated by reference from Form S-4 filed on June 4, 2019).+
10.13	Employment Agreement, dated May 13, 2019 by and among NESCO Holdings, LP, NESCO, LLC and Robert Blackadar (incorporated by reference from Form S-4 filed on June 4, 2019).+
10.14 †	Employment Agreement, dated February 26, 2014, by and among NESCO Holdings, LP, N ESCO LLC and Kevin Kapelke (incorporated by reference from Form S-4 filed on June 4, 2019).+
10.15	Form of Stock Option Agreement (incorporated by reference from Form S-4 filed on June 4, 2019).+
10.16*	Form of Restricted Stock Agreement.+
21.1	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche, LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
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
+ Management contract or compensatory plan.

Item 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NESCO HOLDINGS, INC. (Registrant)

Date:	March 8, 2021	/s/ Lee Jacobson
Lee Jacobson, Chief Executive Officer

Date:	March 8, 2021	/s/ Joshua A. Boone
Joshua A. Boone, Chief Financial Officer and Secretary

Date:	March 8, 2021	/s/ R. Todd Barrett
R. Todd Barrett, Chief Accounting Officer
POWER OF ATTORNEY

The undersigned directors and officers of Nesco hereby constitute and appoint Lee Jacobson, Joshua A. Boone and R. Todd Barrett with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Plummer	Co-Chairman of the Board	March 8, 2021
William Plummer

/s/ L. Dyson Dryden	Co-Chairman of the Board	March 8, 2021
L. Dyson Dryden

/s/ Mark D. Ein	Vice Chairman	March 8, 2021
Mark D. Ein

/s/ Rahman D’Argenio	Director	March 8, 2021
Rahman D’Argenio

/s/ Jennifer Gray	Director	March 8, 2021
Jennifer Gray

/s/ Matthew Himler	Director	March 8, 2021
Matthew Himler

/s/ Gerard E. Holthaus	Director	March 8, 2021
Gerard E. Holthaus

/s/ Doug Kimmelman	Director	March 8, 2021
Doug Kimmelman

/s/ Jeffrey Stoops	Director	March 8, 2021
Jeffrey Stoops