Form 10-Q
period 2021-03-31
Custom Truck One Source, Inc.
filed 2021-05-17
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-38186
_______________________________
CUSTOM TRUCK ONE SOURCE, INC.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	84-2531628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7701 Independence Ave
Kansas City, MO 64125
(Address of principal executive offices, including zip code)
(816) 241-4888
(Registrant’s telephone number, including area code)
_______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	CTOS	New York Stock Exchange
Redeemable warrants, exercisable for Common Stock, $0.0001 par value	CTOS.WT	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of common stock outstanding as of May 10, 2021 was 246,208,229.

Custom Truck One Source, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS
Custom Truck One Source, Inc.
(Nesco Holdings, Inc. Standalone - see Note 3)
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash	$3,191	$3,412
Accounts receivable, net of allowance of $7,770 and $6,372, respectively	54,415	60,933
Inventory	33,665	31,367
Prepaid expenses and other	13,075	7,530
Total current assets	104,346	103,242
Property and equipment, net	3,756	6,269
Rental equipment, net	323,705	335,812
Goodwill and other intangibles, net	304,878	305,631
Deferred income taxes	13,126	16,952
Notes receivable	433	498
Total Assets	$750,244	$768,404
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$27,972	$31,829
Accrued expenses	30,156	31,991
Deferred rent income	776	975
Current maturities of long-term debt	1,111	1,280
Current portion of capital lease obligations	5,059	5,276
Total current liabilities	65,074	71,351
Long-term debt, net	725,677	715,858
Capital leases	4,513	5,250
Derivative and warrants liabilities	23,647	7,012
Total long-term liabilities	753,837	728,120

Commitments and contingencies (see Note 11)

Stockholders' Deficit
Common stock – $0.0001 par value, 250,000,000 shares authorized, 49,219,383 and 49,156,753 shares issued and outstanding, at March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	425,224	434,917
Accumulated deficit	(493,896)	(465,989)
Total stockholders' deficit	(68,667)	(31,067)
Total Liabilities and Stockholders' Deficit	$750,244	$768,404
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
(Nesco Holdings, Inc. Standalone - see Note 3)
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(in $000s, except share and per share data)	2021	2020
Revenue
Rental revenue	$48,289	$50,994
Sales of rental equipment	10,485	9,093
Sales of new equipment	7,502	7,577
Parts sales and services	12,023	14,079
Total Revenue	78,299	81,743
Cost of Revenue
Cost of rental revenue	16,643	13,786
Depreciation of rental equipment	17,844	20,112
Cost of rental equipment sales	6,740	7,728
Cost of new equipment sales	6,925	6,654
Cost of parts sales and services	9,643	11,360
Major repair disposals	285	700
Total cost of revenue	58,080	60,340
Gross Profit	20,219	21,403
Operating Expenses
Selling, general and administrative expenses	11,339	11,618
Licensing and titling expenses	711	821
Amortization and non-rental depreciation	775	716
Transaction and other expenses	10,448	1,452
Total Operating Expenses	23,273	14,607
Operating (Loss) Income	(3,054)	6,796
Other Expense
Interest expense, net	14,906	16,014
Other (income) expense, net	5,857	6,021
Total other expense	20,763	22,035
Loss Before Income Taxes	(23,817)	(15,239)
Income Tax Expense	4,090	730
Net Loss	$(27,907)	$(15,969)

Basic and Diluted Net Loss Per Share	$(0.57)	$(0.33)

Weighted-Average Common Shares Outstanding	48,619,613	49,033,903
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
(Nesco Holdings, Inc. Standalone - see Note 3)
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in $000s)	2021	2020
Operating Activities
Net loss	$(27,907)	$(15,969)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation	18,063	20,377
Amortization - intangibles	753	691
Amortization - financing costs	804	711
Provision for losses on accounts receivable	1,383	777
Share-based compensation	698	559
Gain on sale of rental equipment and parts	(4,137)	(2,213)
Gain on insurance proceeds - damaged equipment	(2)	(120)
Major repair disposal	285	700
Change in fair value of derivative and warrants	5,846	5,963
Deferred tax expense (benefit)	3,826	652
Changes in assets and liabilities:
Accounts receivable	1,520	1,207
Inventory	(5,081)	176
Prepaid expenses and other	(5,545)	(34)
Accounts payable	(956)	(3,352)
Accrued expenses and other liabilities	(1,437)	(12,427)
Unearned income	(199)	(517)
Net cash flow from operating activities	(12,086)	(2,819)
Investing Activities
Purchase of equipment - rental equipment	(11,368)	(33,347)
Proceeds from sale of rental equipment and parts	14,789	9,960
Insurance proceeds from damaged equipment	627	365
Purchase of other property and equipment	(141)	(4,168)
Other	65	—
Net cash flow from investing activities	3,972	(27,190)
Financing Activities
Borrowings under revolving credit facilities	25,461	35,680
Repayments under revolving credit facilities	(16,431)	—
Repayments of notes payable	(182)	—
Capital lease payments	(955)	(1,737)
Net cash flow from financing activities	7,893	33,943
Net Change in Cash	(221)	3,934
Cash at Beginning of Period	3,412	6,302
Cash at End of Period	$3,191	$10,236

(in $000s)
Supplemental Cash Flow Information
Cash paid for interest	$26,287	$24,977
Cash paid for income taxes	122	76
Non-Cash Investing and Financing Activities
Transfer of inventory to rental equipment	2,783	2,087
Rental equipment and property and equipment purchases in accounts payable	6,285	11,861
Rental equipment sales in accounts receivable	1,505	5,627
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
(Nesco Holdings, Inc. Standalone - see Note 3)
Condensed Consolidated Statements of Stockholders' Deficit (unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Common Stock
(in $000s, except share data)	Shares	Amount
Balance, December 31, 2020	49,156,753	$5	$434,917	$(465,989)	$(31,067)
Net loss	—	—	—	(27,907)	(27,907)
Share-based payments	62,630	—	597	—	597
Warrants liability reclassification (see Note 9)	—	—	(10,290)	—	(10,290)
Balance, March 31, 2021	49,219,383	$5	$425,224	$(493,896)	$(68,667)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Common Stock
	Shares	Amount

Balance, December 31, 2019	49,033,903	$5	$432,577	$(444,712)	$(12,130)
Net loss	—	—	—	(15,969)	(15,969)
Share-based payments	—	—	559	—	559
Balance, March 31, 2020	49,033,903	$5	$433,136	$(460,681)	$(27,540)
See accompanying notes to unaudited condensed consolidated financial statements.

 Custom Truck One Source, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Business and Organization
Organization
Custom Truck One Source, Inc. (“CTOS Inc.”), formerly Nesco Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries is engaged in the business of providing a range of services and products to customers through rentals of specialty equipment, sales of parts related to the specialty equipment, and repair and maintenance services related to that equipment. Immediately following the acquisition by Nesco Holdings II, Inc. of Custom Truck One Source, L.P. as discussed in Note 3, Acquisition and Related Financing Transactions, on April 1, 2021 (the “Acquisition”), Nesco Holdings, Inc. (“Nesco Holdings”) changed its name to “Custom Truck One Source, Inc.” and changed The New York Stock Exchange ticker for its shares of common stock (“Common Stock”) from “NSCO” to “CTOS.”
As the Acquisition closed after first quarter 2021, the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires that these Condensed Consolidated Financial Statements and most of the disclosures in these Notes be presented on a historical basis, as of or for the three months ended March 31, 2021 or prior periods. Unless the context otherwise requires, the term “CTOS” as used in these financial statements means Nesco Holdings and its subsidiaries when referring to periods prior to March 31, 2021 (prior to the Acquisition). The term “Company” refers to standalone Nesco Holdings prior to the Acquisition, and to the combined company post Acquisition. We may use terms such as, “we,” “our,” or “us,” to refer to standalone Nesco Holdings prior to the Acquisition, and to the combined company post Acquisition.
We are a specialty equipment rental provider to the electric utility transmission and distribution, telecommunications, and rail industries in North America. Our core business relates to our fleet of specialty rental equipment that is utilized by service providers in infrastructure improvement work. Specifically, we offer our specialized equipment to a diverse customer base, including utilities and primarily contractors, for the maintenance, repair, upgrade, and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks and rail systems, as well as a small percentage for lighting and signage. We rent and sell a broad range of new and used equipment, including bucket trucks, digger derricks, line equipment, cranes, pressure diggers, and underground equipment, which forms our Equipment Rental and Sales (“ERS”) segment. To complement our fleet, we also provide a one-stop shop for existing and prospective customers in the same end markets of electric lines, telecommunications networks, and rail systems to purchase or rent parts, tools, and accessories needed to outfit their specialty truck fleet. These activities form our Parts, Tools, and Accessories (“PTA”) segment.

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements, have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates
We prepare our consolidated financial statements in conformity with GAAP, which requires us to use judgment to make estimates that directly affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates are used for items including, but not limited to, the useful lives and residual values of our rental equipment, business combinations, and determining the valuation allowance related to deferred income taxes. In addition, estimates are used to test both long-lived assets, goodwill, and indefinite-lived assets for impairment, and to determine the fair value of impaired assets, if any impairment exists. These estimates are based on our historical experience and on various other assumptions we believe to be reasonable under the circumstances. We review our estimates on an ongoing basis using information currently available, and we revise our recorded estimates as updated information becomes available, facts and circumstances change, or actual amounts become determinable. Actual results could differ from our estimates.
Recently Issued Accounting Pronouncements
Leases
The Financial Accounting Standards Board's ("FASB") new guidance to account for leases (“Topic 842”) by entities that are lessees, requires (1) recognition of lease assets and lease liabilities on the balance sheet, and (2) disclosure of key information about leasing arrangements. Topic 842 provides two classifications for leases: financing or operating.
Finance leases. The accounting and recognition for leases qualifying as finance leases is similar to the accounting and recognition required under ASC Topic 840, Leases (“Topic 840”), for capital leases. As of March 31, 2021, we have capital lease obligations of approximately $9.6 million. When we make our contractually required payments under the capital leases, we allocate a portion to reduce the capital lease obligation and a portion is recognized as interest expense. The assets leased under the capital leases are included in rental equipment, and depreciation thereon is recognized in cost of rental revenue.
Operating leases. Under Topic 842, operating leases result in the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Under Topic 842, operating lease ROU assets and liabilities are recognized at the lease commencement date and measured based on the present value of lease payments over the lease term. The operating lease ROU assets will also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease that we are reasonably certain to exercise. Lease expense under Topic 842 will be recognized on a straight-line basis over the lease term. Upon adoption of Topic 842, it is expected that operating lease ROU assets and lease liabilities that reflect the present value of these future payments related to Nesco Holdings will be in the range of $7.9 million to $8.9 million.
We will adopt Topic 842 in the second quarter of 2021 as a result of losing emerging growth company status and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any expired or existing leases.
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
Measurement of Current Expected Credit Losses
In June 2016, the FASB issued ASU 2016-13 (the “ASU”), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU adds to GAAP an impairment model (known as the current expected credit loss, or “CECL,” model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. While our review is ongoing, we believe the ASU will only have applicability to our receivables from non-leasing revenue transactions, as the ASU does not apply to receivables arising from operating leases. At the point that non-leasing trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. We are currently evaluating whether the new guidance, while limited to our non-operating lease trade receivables, will have an impact on our consolidated financial statements. ASU 2016-13 must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings (deficit) in the period of adoption. We will adopt the ASU in the second quarter of 2021 as a result of losing emerging growth company status.

Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of a reporting unit’s goodwill (as if purchase accounting were performed on the testing date) to the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). We adopted this guidance effective January 1, 2021; however, as discused in Note 5, Goodwill and Intangible Assets, there was no impairment of goodwill in the three months ended March 31, 2021 and 2020. Accordingly, the adoption of this standard did not have a material impact on our consolidated financial statements.

Revenue Recognition
We recognize revenue in accordance with two different accounting standards: (1) Topic 606 and (2) Topic 840, which addresses lease accounting, for which we will adopt an update to this standard (Topic 842) using the modified retrospective approach, as described above. For the three months ended March 31, 2021 and 2020, we recognized rental revenue in accordance with Topic 840, Leases, which is the lease accounting standard.
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

	Three Months Ended March 31,			Three Months Ended March 31,
	2021			2020
(in $000s)	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental revenue	$46,186	$—	$46,186	$48,913	$—	$48,913
Shipping and handling	—	2,103	2,103	—	2,081	2,081
Total rental revenue	46,186	2,103	48,289	48,913	2,081	50,994
Sales and services:
Sales of rental equipment	—	10,485	10,485	—	9,093	9,093
Sales of new equipment	—	7,502	7,502	—	7,577	7,577
Parts and services	—	12,023	12,023	—	14,079	14,079
Total sales and services	—	30,010	30,010	—	30,749	30,749
Total revenue	$46,186	$32,113	$78,299	$48,913	$32,830	$81,743

Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers, as well as charges to customers for damaged equipment, which is assessed and billed at the time a rental asset is returned to the Company.
Inventory
Parts, tools, and accessories inventory is primarily composed of items purchased for resale or rent to customers. During the second quarter ended June 30, 2020, in connection with a new inventory management system, we elected to change our method for these inventories, which were previously valued using the first-in, first-out (“FIFO”) method, to the moving average cost method. We believe the change is preferable because it better reflects movement of the inventory and the corresponding value which provides a better reflection of periodic income from operations. This change was not applied retrospectively to prior periods, as the effect of the change was not material to our consolidated financial statements, including interim periods.
Also included within parts, tools, and accessories inventory are materials and components that we carry to service our rental fleet and new equipment held for sale. These materials and components are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.
Equipment inventory consists of equipment bought specifically for resale to customers. These new purchases are recorded directly to inventory when received. Equipment inventory is stated at the lower of cost or net realizable value, with cost determined on a specific identification basis.
Inventory consisted of the following:

(in $000s)	March 31, 2021	December 31, 2020
Parts, tools, and accessories inventory	$30,520	$28,091
Equipment inventory	3,145	3,276
Inventory	$33,665	$31,367

Rental and Property and Equipment
Rental equipment consisted of the following:

(in $000s)	March 31, 2021	December 31, 2020
Rental equipment	$648,317	$654,547
Less: accumulated depreciation	(324,612)	(318,735)
Rental equipment, net	$323,705	$335,812

Property and equipment consisted of the following:

(in $000s)	March 31, 2021	December 31, 2020
Property and equipment	$12,099	$11,816
Less: accumulated depreciation	(8,356)	(8,137)
Construction in progress	13	2,590
Property and equipment, net	$3,756	$6,269

Note 3: Acquisition and Related Financing Transactions
Acquisition of Custom Truck One Source, L.P.
On December 3, 2020, Nesco Holdings and Nesco Holdings II, Inc., a subsidiary of Nesco Holdings (the “Buyer” or the “Issuer”), entered into a Purchase and Sale Agreement (as amended, the “Purchase Agreement”) with certain affiliates of The Blackstone Group (“Blackstone”) and other direct and indirect equity holders (collectively, “Sellers”) of Custom Truck One Source, L.P. (“Custom Truck”), Blackstone Capital Partners VI-NQ L.P., and PE One Source Holdings, LLC, an affiliate of Platinum Equity, LLC (“Platinum”), pursuant to which Buyer agreed to acquire 100% of the partnership interests of Custom Truck. In connection with the Acquisition, Nesco Holdings and certain Sellers entered into Rollover and Contribution Agreements (the “Rollover Agreements”), pursuant to which such Sellers agreed to contribute a portion of their equity interests in Custom Truck (the “Rollovers”) with an aggregate value of $100.5 million in exchange for shares of Common Stock, valued at $5.00 per share. We believe the Acquisition creates a leading, one-stop shop for specialty equipment serving highly attractive and growing infrastructure end markets, including transmission and distribution, telecom, rail and other national infrastructure initiatives.
Also on December 3, 2020, Nesco Holdings entered into a Common Stock Purchase Agreement (the “Investment Agreement”) with Platinum, relating to, among other things, the issuance and sale (the “Subscription”) to Platinum of shares of Common Stock, for an aggregate purchase price in the range of $700 million to $763 million, with the specific amount calculated in accordance with the Investment Agreement based upon the total equity funding required to fund the consideration paid pursuant to the terms of the Purchase Agreement. The shares of Common Stock issued and sold to Platinum had a purchase price of $5.00 per share. In accordance with the Investment Agreement, on December 21, 2020, Nesco Holdings entered into Subscription Agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) to finance, in part, the Acquisition. Pursuant to the Subscription Agreements, concurrently with the closing of the transactions contemplated by the Investment Agreement, the PIPE Investors agreed to purchase an aggregate of 28,000,000 shares of Common Stock at $5.00 per share for an aggregate purchase price of $140 million (the “Supplemental Equity Financing”).
On April 1, 2021 (the “Closing Date”), in connection with (i) the Rollovers, CTOS Inc. issued, in the aggregate, 20,100,000 shares of Common Stock to the parties to the Rollover Agreements, (ii) the Subscription, CTOS Inc. issued 148,600,000 shares of Common Stock to Platinum, and (iii) the Supplemental Equity Financing, CTOS Inc. issued, in the aggregate, 28,000,000 shares of Common Stock to the PIPE Investors. Following the completion of these transactions, as of April 1, 2021, CTOS Inc. had 245,919,383 shares of

Common Stock issued and outstanding. The trading price of the Common Stock was $9.35 per share on the Closing Date. The preliminary purchase price for the Acquisition is estimated at $1.5 billion and is subject to adjustment pending the finalization of preliminary valuation estimates.
The Acquisition will be accounted for using the acquisition method of accounting, and CTOS Inc. will be treated as the accounting acquirer. Under the acquisition method of accounting, we are required to assign the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the purchase price over those fair values will be recorded as goodwill. CTOS Inc. has not completed the valuation analysis and calculations in sufficient detail necessary to arrive at the required estimates of the fair value of the Custom Truck assets acquired or liabilities assumed, including estimates of fair values for inventory, rental equipment and certain intangible assets.
The Company expensed approximately $10.4 million in transaction costs related to the Acquisition within Transaction and other expenses for the three months ended March 31, 2021. Additionally, there were approximately $6.1 million in transaction costs related to the Acquisition that are deferred and recorded within Prepaid expenses and other on the Condensed Consolidated Balance Sheet as of March 31, 2021, which costs will be recognized on the Closing Date.
2029 Secured Notes
On the Closing Date, the Issuer issued $920 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes were issued pursuant to an indenture, dated as of April 1, 2021, by and among the Issuer, Wilmington Trust, National Association, as trustee, and the guarantors party thereto (the “Indenture”). The Issuer will pay interest on the Notes semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021. Unless earlier redeemed, the 2029 Secured Notes will mature on April 15, 2029. The notes were offered pursuant to a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside of the United States in reliance on Regulation S under the Securities Act. The proceeds from the issuance and sale of the 2029 Secured Notes were used to consummate the Acquisition and to repay the Senior Secured Notes due 2024 (see Note 4, Debt), repay certain indebtedness of Custom Truck and pay certain fees and expenses related to the Acquisition and financing transactions.
ABL Facility
On the Closing Date, the Buyer, its direct parent, and certain of its direct and indirect subsidiaries entered into a senior secured asset based revolving credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and certain other lenders party thereto, consisting of a $750.0 million first lien senior secured asset based revolving credit facility with a maturity of five years (the “ABL Facility”), which includes borrowing capacity for revolving loans (with a swingline sub-facility) and the issuance of letters of credit. Proceeds from the ABL Facility were used to finance the repayment of certain indebtedness of (i) Custom Truck under that certain Credit Agreement, dated as of April 18, 2017 (the “Custom Truck Credit Facility”), by and among Custom Truck, the other entities party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, and (ii) Buyer under that certain Credit Agreement, dated as of July 31, 2019 (the “2019 Credit Facility”), by and among Capitol Investment Merger Sub 2, LLC, the other entities party thereto and JPMorgan Chase Bank, N.A., as administrative agent, as well as to pay fees and expenses related to the Acquisition and the financing transactions.

Note 4: Debt
Debt obligations and associated interest rates consisted of the following:

	March 31,	December 31,	March 31,	December 31,
(in $000s)	2021	2020	2021	2020
2019 Credit Facility	$260,000	$250,971	2.7%	3.4%
Senior Secured Notes due 2024	475,000	475,000	10.0%	10.0%
Notes payable	2,196	2,379
Total debt outstanding	737,196	728,350
Deferred finance fees	(10,408)	(11,212)
Net debt	726,788	717,138
Less current maturities	(1,111)	(1,280)
Long-term debt	$725,677	$715,858

In connection with the Acquisition and related financing transactions, on April 1, 2021, the Company entered into the ABL Facility and repaid the Custom Truck Credit Facility and the 2019 Credit Facility as described in Note 3, Acquisition and Related Financing Transactions. Additionally, on April 1, 2021, the Company redeemed all of its Senior Secured Notes due 2024 and paid a make-whole premium of $38.5 million. The terms of the ABL Facility and 2029 Secured Notes are described below.
ABL Facility
In connection with the Acquisition, Buyer, as borrower, and the ABL Guarantors (as defined below) entered into the ABL Credit Agreement. The ABL Facility provides for revolving loans, in an amount equal to the lesser of the then-current borrowing base (described below) and the committed maximum borrowing capacity of $750.0 million, with a $75.0 million swingline sublimit, and letters of credit in an amount equal to the lesser of (a) $50.0 million and (b) the aggregate unused amount of commitments under the ABL Facility then in effect. The ABL Facility permits the Buyer to incur additional capacity under the ABL Facility in an aggregate amount equal to the greater of (x) $200.0 million and (y) 60.0% of Consolidated EBITDA (as defined in the ABL Credit Agreement) in additional commitments. As of the Closing Date, Buyer had no commitments from any lender to provide incremental commitments.
Borrowings under the ABL Facility are limited by a borrowing base calculation based on the sum of, without duplication:
(a) 90.0% of book value of eligible accounts of Buyer and certain ABL Guarantors; plus
(b) the lesser of (i) 75.0% of book value of eligible parts inventory of Buyer and certain ABL Guarantors (subject to certain exceptions) and (ii) 90.0% of the net orderly liquidation value of eligible parts inventory of Buyer and certain ABL Guarantors; plus
(c) the sum of (i) 95.0% of the net book value of the eligible fleet inventory of Buyer and certain ABL Guarantors that has not been appraised and (ii) 85.0% of the net orderly liquidation value of the eligible fleet inventory of Buyer and certain ABL Guarantors that has been appraised; plus
(d) 100.0% of eligible cash of Buyer and certain ABL Guarantors; minus
(e) any reserves established by the administrative agent from time to time.
Borrowings under the ABL Facility will bear interest at a floating rate, which, at Buyer’s election, will be (a) in the case of U.S. dollar denominated loans, either (i) LIBOR plus an applicable margin or (ii) the base rate plus an applicable margin; or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (a) with respect to base rate loans, 0.50% to 1.00% and (b) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
Buyer is required to pay a commitment fee to the lenders under the ABL Facility in respect of the unutilized commitments thereunder at a rate equal to 0.375% per annum, which may be reduced following the first full fiscal quarter to 0.250% per annum based on average daily usage. Buyer must also pay customary letter of credit and agency fees.
The balance outstanding under the ABL Facility will be due and payable on April 1, 2026. Buyer may at any time and from time to time to prepay, without premium or penalty, any borrowing under the ABL Facility and to terminate, or from time to time reduce, the commitments under the ABL Facility.
The obligations under the ABL Facility are guaranteed by Capitol Investment Merger Sub 2, LLC, Buyer and each of Buyer’s existing and future direct and indirect wholly owned domestic restricted subsidiaries, subject to certain exceptions, as well as certain of Buyer’s material Canadian subsidiaries (the “ABL Guarantors”). The obligations under the ABL Facility and the guarantees of those obligations are secured by (subject to certain exceptions): (i) a first priority pledge by each ABL Guarantor of all of the equity interests of restricted subsidiaries directly owned by such ABL Guarantors (limited to 65% of voting capital stock in the case of foreign subsidiaries owned directly by a U.S. subsidiary and subject to certain other exceptions and subject to certain exceptions in the case of non-wholly owned subsidiaries) and (ii) a first priority security interest in substantially all of the ABL Guarantors’ present and after-acquired assets (subject to certain exceptions).
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit Buyer’s and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay, or redeem subordinated indebtedness; make investments; create restrictions on the ability of Buyer’s restricted subsidiaries to pay dividends to Buyer; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of Buyer’s assets; enter into certain transactions with Buyer’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case certain to subject exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. In addition, the ABL Facility contains a springing financial covenant that requires Buyer and its restricted subsidiaries to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of at least 1.00 to 1.00; provided that the financial covenant shall only be tested when Specified Excess Availability (as defined in the ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the Line Cap (as defined in the ABL Credit Agreement) and (ii) $60.0 million (the “FCCR Test Amount”), in which case it shall be tested at the end of each succeeding fiscal quarter thereafter until the date on which Specified Excess Availability has exceeded the FCCR Test Amount for 30 consecutive calendar days.
The ABL Facility provides for a number of customary events of default, including, among others, and in each case subject to an applicable grace period: payment defaults to the lenders; covenant defaults; material inaccuracies of representations and warranties; failure to pay certain other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; voluntary and involuntary bankruptcy proceedings; material judgments for payment of money exceeding a specified amount; and certain change of control events. The occurrence of an event of default could result in the acceleration of obligations and the termination of revolving commitments under the ABL Facility.
2029 Secured Notes
On the Closing Date, the Issuer issued $920 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029. The 2029 Secured Notes were issued pursuant to an indenture, dated as of April 1, 2021, between the Issuer, Wilmington Trust, National Association, as trustee and the guarantors party thereto. The Issuer will pay interest on the 2029 Secured Notes semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021. Unless earlier redeemed, the 2029 Secured Notes will mature on April 15, 2029.
Ranking and Security
The 2029 Secured Notes are jointly and severally guaranteed on a senior secured basis by Capitol Investment Merger Sub 2, LLC and, subject to certain exceptions, each of the Issuer’s existing and future wholly owned domestic restricted subsidiaries that is an obligor under the ABL Credit Agreement or certain other capital markets indebtedness. Under the terms of the Indenture, the 2029 Secured Notes and the related guarantees rank senior in right of payment to all of the Issuer’s and the guarantors’ subordinated indebtedness and are effectively senior to all of the Issuer’s and the guarantors’ unsecured indebtedness, and indebtedness secured by liens junior to the liens securing the 2029 Secured Notes, in each case, to the extent of the value of the collateral securing the 2029 Secured Notes. The 2029 Secured Notes and the related guarantees rank equally in right of payment with all of the Issuer’s and the guarantors’ senior indebtedness, without giving effect to collateral arrangements, and effectively equal to all of the Issuer’s and the guarantors’ senior indebtedness secured on the same priority basis as the 2029 Secured Notes. The 2029 Secured Notes and the related guarantees are effectively subordinated to any of the Issuer’s and the guarantors’ indebtedness that is secured by assets that do not constitute collateral for the 2029 Secured Notes to the extent of the value of the assets securing such indebtedness, and indebtedness that is secured by a senior-priority lien, including the ABL Credit Agreement to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to the liabilities of the Issuer’s non-guarantor subsidiaries.
Optional Redemption Provisions and Repurchase Rights
At any time, upon not less than 10 nor more than 60 days’ notice, the 2029 Secured Notes are redeemable at the Issuer’s option, in whole or in part, at a price equal to 100% of the principal amount of the 2029 Secured Notes redeemed, plus a make-whole premium as set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. Beginning April 15, 2024, the Issuer may redeem the 2029 Secured Notes, at its option, in whole or in part, at any time, subject to the payment of a redemption price together with accrued and unpaid interest, if any, to, but not including, the applicable redemption date. The redemption price includes a call premium that varies (from 2.750% to 0.000%) depending on the year of redemption.
In addition, at any time prior to April 15, 2024, the Issuer may redeem up to 40% of the aggregate principal amount of the 2029 Secured Notes, at a redemption price equal to 105.5% of the principal amount thereof, together with accrued and unpaid interest, if any, to, but not including, the applicable redemption date, with the net cash proceeds of sales of one or more equity offerings by the Issuer or any direct or indirect parent of the Issuer, subject to certain exceptions.
In addition, at any time prior to April 15, 2024, the Issuer may redeem during each calendar year up to 10% of the aggregate principal amount of the 2029 Secured Notes at a redemption price equal to 103% of the aggregate principal amount of the 2029 Secured Notes to be redeemed, together with accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that, in any given calendar year, any amount not previously utilized in any calendar year may be carried forward to subsequent calendar years.
Subject to certain exceptions, the holders of the 2029 Secured Notes also have the right to require the Issuer to repurchase their 2029 Secured Notes upon the occurrence of a change in control, as defined in the Indenture, at an offer price equal to 101% of the principal amount of the 2029 Secured Notes plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
In addition, if the Issuer or any of its restricted subsidiaries sells assets, under certain circumstances, the Issuer is required to use the net proceeds to make an offer to purchase the 2029 Secured Notes at an offer price in cash equal to 100% of the principal amount of the 2029 Secured Notes plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with any offer to purchase all or any of the 2029 Secured Notes (including a change of control offer and any tender offer), if holders of no less than 90% of the aggregate principal amount of the 2029 Secured Notes validly tender their 2029 Secured Notes, the Issuer or a third party is entitled to redeem any remaining 2029 Secured Notes at the price offered to each holder.
Restrictive Covenants
The Indenture contains covenants that limit the Issuer’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Issuer to the Issuer’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Issuer’s subsidiaries as unrestricted subsidiaries.
Events of Default
The Indenture provides for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Indenture, and certain events of bankruptcy or insolvency. If an event of default occurs and continues with respect to the 2029 Secured Notes, the trustee or the holders of at least 30% in aggregate principal amount of the outstanding 2029 Secured Notes of such series may declare the entire principal amount of all the 2029 Secured Notes to be due and payable immediately (except that if such event of default is caused by certain events of bankruptcy or insolvency, the entire principal of the 2029 Secured Notes will become due and payable immediately without further action or notice).

Note 5: Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

(in $000s)	March 31, 2021	December 31, 2020
Goodwill	$238,052	$238,052
Nesco trade name	28,000	28,000
Other intangible assets:
Trade names	1,780	1,780
Non-compete agreements	520	520
Customer relationships	52,170	52,170
	82,470	82,470
Less: accumulated amortization	(15,644)	(14,891)
Intangible assets, net	66,826	67,579
Goodwill and intangible assets	$304,878	$305,631
Goodwill related to our ERS segment and PTA segment was $229.1 million and $9.0 million, respectively, as of March 31, 2021 and December 31, 2020.
We perform our annual goodwill and indefinite-lived intangible assets impairment testing as of October 1 each year. In addition to the annual impairment test, we regularly assess whether a triggering event has occurred that would require interim impairment testing. During the three months ended March 31, 2020, due to the global health pandemic and related economic uncertainty, we identified interim impairment indicators. From a qualitative assessment completed at that time, we determined that goodwill and indefinite-lived intangible assets were not impaired. During the three months ended March 31, 2021, there were no triggering events necessitating an interim impairment test.

Note 6: Equity and Earnings per Share
Diluted net loss per share includes the effects of potentially dilutive shares of common stock. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation, all of which have been excluded from the calculation of diluted net loss per share because earnings are at a net loss and therefore, the potentially dilutive effect would be anti-dilutive. The share amounts of our potentially dilutive shares excluded aggregated 28.0 million and 27.3 million for the three months ended March 31, 2021 and 2020, respectively.
The following table sets forth the computation of basic and dilutive loss per share:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in $000s, except share and per share data)	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic loss per share	$(27,907)	48,619,613	$(0.57)	$(15,969)	49,033,903	$(0.33)
Dilutive common share equivalents	—	—		—	—
Diluted loss per share	$(27,907)	48,619,613	$(0.57)	$(15,969)	49,033,903	$(0.33)

Note 7: Share-Based Compensation
During the second quarter ended June 30, 2019, the Company’s stockholders approved the 2019 Omnibus Incentive Plan, which authorizes up to 3,150,000 shares of Common Stock for issuance in accordance with the plan’s terms, subject to certain adjustments. On June 11, 2020, the Company's stockholders approved the Amended and Restated 2019 Omnibus Incentive Plan, which increased the total authorized shares of Common Stock to 6,150,000 (the “Plan”). The purpose of the Plan is to provide the Company’s and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity-based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash based awards. At March 31, 2021, there were approximately 2,605,000 shares in the share reserve still available for issuance.
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and deferred compensation.
Share-based compensation expense was $0.7 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively, and is included in Selling, general, and administrative expenses within the unaudited condensed consolidated statements of operations. As of March 31, 2021, there was approximately $7.2 million of total unrecognized compensation cost related to stock-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted average period of 2.7 years. There were no share-based payment awards granted in the three months ended March 31, 2021. On the Closing Date, restricted stock awards of approximately 93,000 shares were granted to certain of the Company’s non-employee directors. Additionally, on the Closing Date in connection with the Acquisition, approximately 284,000 and 678,000 restricted stock awards and stock options, respectively, became immediately vested.

Note 8: Fair Value Measurements
FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

•Level 1 – Unadjusted quoted prices for identical assets and liabilities in active markets;
•Level 2 – Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable for the asset or liability, either directly or indirectly; and
•Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
March 31, 2021
2019 Credit Facility	$260,000	$—	$260,000	$—
Senior Secured Notes due 2024	475,000	—	521,517	—
Notes Payable	2,196	—	2,196	—
Derivative and warrant liabilities	23,647	—	5,232	18,415

December 31, 2020
2019 Credit Facility	$250,971	$—	$250,971	$—
Senior Secured Notes due 2024	475,000	—	519,379	—
Notes Payable	2,379	—	2,379	—
Derivative and warrant liabilities	7,012	—	7,012	—
The Level 3 fair value presented above consists of the fair value of the Non-Public Warrants (as defined in Note 9, Financial Instruments). The Company estimated the fair value using the Black-Scholes option-pricing model based on the market value of the underlying common stock, the remaining contractual term of the warrant, risk-free interest rates and expected dividends, and expected volatility of the price of the underlying common stock.

Note 9: Financial Instruments
In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest rate exposure. These financial instruments are not used for trading or speculative purposes.
Derivatives Not Designated as Hedges
On July 17, 2019, we entered into an interest rate collar (the "Collar") agreement to mitigate the risk of changes in the interest rate paid during the contract period for $170.0 million of the Company’s variable rate loans. Under the Collar, we are required to pay the counterparty to the agreement an amount equal to the difference between a monthly LIBOR-based interest rate and a defined interest rate floor; conversely, we are entitled to receive from the counterparty an amount equal to the excess of a LIBOR-based interest rate and a defined interest rate cap. The required payments due to or due from the counterparty are calculated by applying the interest rate differential to the notional amount ($170.0 million) and are determined monthly through July 31, 2024. The Collar expires in July 2024 and has not been designated as a cash flow hedge. The Collar is carried at fair value and reported in Derivative and warrant liabilities on the Company's consolidated balance sheets ($5.2 million and $7.0 million as of March 31, 2021 and December 31, 2021, respectively) as a Level 2 measurement (see Note 8, Fair Value Measurements). The change in fair value of the Collar is recognized in Other expense (income), net in our Consolidated Statements of Operations (($1.8 million) and $6.0 million in the three months ended March 31, 2021 and 2020, respectively).
The counterparty to the Collar is an investment grade major international financial institution. The Company could be exposed to losses in the event of nonperformance by the counterparty; however, the credit rating and the concentration of risk in this financial institution are monitored on a continuous basis and present no significant credit risk to the Company.
Warrants
During the quarter ended March 31, 2021, the Company identified an immaterial error in its historical accounting for certain of its issued and outstanding warrants, as further described below.

In connection with the Company’s predecessor, Capitol Investment Corp. IV, an entity formed on May 1, 2017, as a special purpose acquisition company (“Capitol” or the “SPAC”), warrants for the purchase of approximately 7.5 million shares of the Company’s common stock were issued pursuant to a private placement agreement (the “Non-Public Warrants”). In connection with the SPAC’s initial public offering, warrants for the purchase of approximately 13.4 million shares of the Company’s common stock were issued to public investors (the “Public Warrants”). The Public Warrants together with the Non-Public Warrants may hereafter collectively be referred to as the “Warrants.”
The Warrants provide for the purchase of approximately 20.9 million shares of the Company’s common stock. Each Warrant entitles the holder to purchase one common stock at a price of $11.50 per share, subject to certain adjustments. The Warrants are currently exercisable and terminate on the earlier to occur of (i) July 31, 2024, and (ii) the redemption date. The Company may redeem the Public Warrants at a price of $0.01 per Public Warrant upon providing 30-days’ notice, only in the event that the last sale price of the common stock is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company elects to redeem the Public Warrants as described above, the Public Warrant may be exercised on a “cashless basis.” The redemption rights do not apply to the Non-Public Warrants if at the time of the redemption such Non-Public Warrants continue to be held by the initial holders as of July 31, 2019, or their affiliates or permitted transferees; however, once such Non-Public Warrants are transferred (other than to an affiliate or permitted transferee), the Company may redeem those Non-Public Warrants that have been transferred in a manner similar to any Public Warrants. In periods prior to the quarter ended March 31, 2021, the Company accounted for both the Public and Non-Public Warrants as freestanding equity-classified instruments.
On April 12, 2021, the Commission issued Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs") (the “Statement”). The Statement indicated that, if warrant agreements can provide for potential changes to the settlement amounts that depend on the characteristics of the holder of the warrant, such provisions would preclude the warrants from being indexed to the entity’s stock, and, therefore, result in classification of the warrants as a liability measured at fair value, with changes in fair value each period reported in earnings. The Company’s warrant agreement provides for a different settlement amount in a cashless exercise for holders of the Non-Public Warrants upon exercise at any time as compared to holders of the Public Warrants upon the Company's election to redeem; therefore, the Non-Public Warrants are precluded from being indexed to the Company’s stock and should have been classified as liabilities.
The Public Warrants continue to be accounted for as freestanding equity-classified instruments because the Company has the ability to settle with holders of the Public Warrants either by net-share or physical settlement. Because the Non-Public Warrants do not meet the “indexed to the entity’s stock” condition, they should have been accounted for as a derivative liability and remeasured at their estimated fair value each period. The change in fair value each period should have been reported in the Company’s consolidated statement of operations. The effect of correcting the accounting for the Non-Public Warrants from an equity-classified instrument to a liability instrument resulted in the reclassification of $10.3 million from Additional paid-in capital to Derivative and warrant liabilities on the Company’s consolidated balance sheet as of January 1, 2021, which represents the initial value of the Non-Public Warrants that should have been recognized on July 31, 2019, the date on which the Company merged with the SPAC. For the three months ended March 31, 2021, the Company recognized an expense of $7.6 million in Other (income) expense in its consolidated statement of operations related to the fair value remeasurement. Included in the first quarter 2021 remeasurement amount is an income amount of $1.4 million representing the net change in the fair value of the Non-Public Warrants from July 31, 2019 (the issue date of the Non-Public Warrants) to December 31, 2019, of $6.1 million in income, offset by $4.7 million in expense from the change in fair value for the year ended December 31, 2020. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated for the interim or annual periods prior to January 1, 2021, the Company applied the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, E, and concluded that the effect of the error on prior period financial statements was not material. The Company also evaluated if the cumulative effect of correcting the prior period misstatement in its consolidated financial statements would be material to either the quarter, or annual period, in the three months ended March 31, 2021, and the forecasted year ending December 31, 2021, respectively. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. The Company concluded the impact of correcting the accounting for the Non-Public Warrants on the Company’s consolidated statement of operations for the three-months ending March 31, 2021, and the forecasted year ending December 31, 2021, is immaterial.

Note 10: Income Taxes
Income tax expense was $4.1 million for the three months ended March 31, 2021 as compared to $0.7 million for the same period of the prior year. Income tax expense for the current period reflects the Company's estimated overall tax rate from of the Company's estimate of full-year taxable income arising from disallowed interest expense. The Company's effective tax rate for the current period, (17.2)%, differs from the U.S. federal statutory tax rate due primarily to the valuation allowance for deferred tax assets.

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
Legal Matters
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. At this time, no claims of these types, certain of which are covered by insurance policies, have had a material effect on the Company.
From time to time, the Company is audited by state and local taxing authorities. These audits typically focus on the Company’s withholding of state-specific sales tax and rental-related taxes.
Custom Truck’s withholdings of federal excise taxes for each of the four quarterly periods during 2015 are currently under audit by the Internal Revenue Service (the “IRS”). The IRS issued an assessment on October 28, 2020 in an aggregate amount of $2.4 million for the 2015 periods, alleging that certain types of sold equipment are not eligible for the Mobile Machinery Exemption set forth in the Internal Revenue Code (the “IRC”). An appeal was filed on January 28, 2021. Based on management’s understanding of the facts and circumstances, including the relevant provisions of the IRC, and historical precedent, including previous successful appeals of similar assessments in prior years, management does not believe the likelihood of a loss resulting from the IRS assessment to be probable at this time.
While it is not possible to predict the outcome of the foregoing matters with certainty, it is the opinion of management, that the final outcome of these matters will not have a material effect on the Company’s consolidated financial condition, results of operations and cash flows.
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

	Three Months Ended March 31,			Three Months Ended March 31,
	2021			2020
(in $000s)	ERS	PTA	Total	ERS	PTA	Total
Rental revenue	$44,730	$3,559	$48,289	$47,053	$3,941	$50,994
Sales of rental equipment	10,485	—	10,485	9,093	—	9,093
Sales of new equipment	7,502	—	7,502	7,577	—	7,577
Parts sales and services	—	12,023	12,023	—	14,079	14,079
Total revenues	62,717	15,582	78,299	63,723	18,020	81,743
Cost of revenue	29,202	11,034	40,236	27,320	12,908	40,228
Depreciation of rental equipment	16,885	959	17,844	18,976	1,136	20,112
Gross Profit	$16,630	$3,589	$20,219	$17,427	$3,976	$21,403

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
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated loss before income taxes:

	Three Months Ended March 31,
(in $000s)	2021	2020

Gross profit	$20,219	$21,403
Selling, general and administrative expenses	11,339	11,618
Licensing and titling expenses	711	821
Amortization and non-rental depreciation	775	716
Transaction expenses and other	10,448	1,452
Other (income) expense	5,857	6,021
Interest expense, net	14,906	16,014
Loss before income taxes	$(23,817)	$(15,239)

We are positioned to serve all 50 U.S. states and 13 Canadian provinces and territories using our network of locations in North America. The following tables present revenue by country and total assets by country:

	Three Months Ended March 31,
(in $000s)	2021	2020
Revenue:
United States	$77,466	$79,702
Canada	833	1,369
Mexico	—	672
	$78,299	$81,743

(in $000s)	March 31, 2021	December 31, 2020
Assets:
United States	$744,922	$762,696
Canada	5,260	5,447
Mexico	62	261
	$750,244	$768,404

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this section, unless otherwise noted “we,” “us,” “our” or “Company” refers to Nesco Holdings, Inc. (“Nesco”) and its consolidated subsidiaries prior to the acquisition of Custom Truck One Source, L.P. (“Custom Truck”) on April 1, 2021 (the “Acquisition”), and to the combined company, Custom Truck One Source, Inc. (“CTOS Inc.”) subsequent to the Acquisition. Immediately following the Acquisition, Nesco Holdings, Inc. changed its name to “Custom Truck One Source, Inc.” and also changed The New York Stock Exchange ticker symbol for its shares of common stock (“Common Stock”) from “NSCO” to “CTOS.”
The discussion of results of operations in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is presented on a historical basis, as of or for the three months ended March 31, 2021 or prior periods.
Disclosure Regarding Forward-Looking Statements
Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Below is a summary of risk factors applicable to us that may materially affect such forward-looking statements and projections:
•difficulty in integrating Nesco and Custom Truck businesses and fully realizing the anticipated benefits of the Acquisition;
•public health crisis such as the COVID-19 pandemic;
•the cyclicality of demand for our products and services and our vulnerability to industry, regional and national downturns;
•fluctuation of our revenue and operating results;
•our inability to obtain raw materials, component parts and/or finished goods in a timely and cost-effective manner;
•competition, which may have a material adverse effect on our business by reducing our ability to increase or maintain revenues or profitability;
•any further increase in the cost of new equipment that we purchase for use in our rental fleet or for our sales inventory;
•uncertainties in the success of our future acquisitions or integration of companies that we acquire;
•our inability to recruit and retain the experienced personnel we need to compete in our industries;
•further unionization of our workforce;
•disruptions in our information technology systems or a compromise of our system security, limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, and implement strategic initiatives;
•unfavorable conditions in the capital and credit markets and our inability to obtain additional capital as required;
•our inability to renew our leases upon their expiration;
•our failure to keep pace with technological developments;
•our dependence on a limited number of manufacturers and suppliers and on third-party contractors to provide us with various services to assist us with conducting our business;

•material disruptions to our operation and manufacturing locations as a result of public health concerns, equipment failures, natural disasters, work stoppages, power outages or other reasons;
•changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations;
•our exposure to various risks related to legal proceedings or claims, and our failure to comply with relevant laws and regulations, including those related to occupational health and safety, environment and government contract;
•significant transaction and transition costs that we will continue to incur following the Acquisition and related financing transactions;
•the interest of our majority shareholder, which may not be consistent with the other shareholders;
•our significant indebtedness, which may adversely affect our financial position, limit our available cash and our access to additional capital, prevent us from growing our business and increase our risk of default;
•significant operating and financial restrictions imposed by the Indenture (as defined below) and the ABL Credit Agreement (as defined below); and
•uncertainties related to our variable rate indebtedness.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in this report, for additional risks.
Overview of Markets and Related Industry Performance
Beginning in late March 2020, the Company began to be negatively impacted by the COVID-19 pandemic, which continued into the second quarter of 2020. We began to see a normal seasonal uptick in demand starting in late August and our original equipment cost (“OEC”) on rent also started to improve in late August. While we are encouraged by the trend, the Company’s results of operations have not yet fully recovered to the same levels prior to the pandemic, and we remain cautious about the continuing impact of the COVID-19 pandemic.
The Company serves critical infrastructure sectors that have been identified by the United States Cybersecurity and Infrastructure Security Agency (“CISA”) as vital to the U.S. Accordingly, we have continued to meet the needs of our customers during the pandemic. We continue to adhere to protocols designed to maintain the health and safety of our employees and their families, as well as our customers, vendors and communities. These protocols have allowed the Company to keep all business and service locations operational throughout the pandemic with little to no disruption.
In late March 2020, we saw a decline in demand from customers as planned projects were delayed in response to the uncertainty caused by the onset of the COVID-19 pandemic. These delays were most pronounced in electric distribution customers close to population centers in efforts to promote social distancing. Electric transmission customers also delayed planned new project starts. This led to a decline in OEC on rent during the second quarter of 2020 and into the beginning of the third quarter of 2020. As projects ended or were delayed, equipment was returned and there was little offsetting demand from new projects. This trend began to reverse starting in late August 2020 as “shelter-in-place” restrictions were relaxed across the country. Electric distribution and transmission customers continue to have large backlogs of projects that must be undertaken to maintain an aged grid, to harden the grid against the impact of severe weather events, to ensure the uninterrupted supply of electricity and to meet growing electricity demands from increased household usage and vehicle electrification. We have experienced relative stability in the rail and telecom sectors. Telecom end-customers have announced intentions to continue to invest in 5G infrastructure and additional network enhancements designed to address deficiencies that became apparent with increased traffic during pandemic stay-at-home orders.
The unprecedented nature of the COVID-19 pandemic continues to make it difficult to predict our future business and financial performance. However, our customers continue to reiterate record or near-record backlogs and capital investment plans. We are not aware of any significant project cancellations by our customers during the pandemic at this time. Customer projects that we are aware of were merely delayed. Many projects that were previously delayed have now been rescheduled. Following the project delays discussed above, we are now experiencing an increase in demand as customers work to fulfill backlogs. Like us, our customers have become more adept at working safely within the pandemic environment.
At the onset of the pandemic, our focus was on delivering upon the needs of our customers, managing costs and cash flows, and preparing for a future recovery. We reduced our capital spending, our working capital balances and undertook cost reduction efforts including limited headcount reductions in 2020. As part of these efforts we reduced our service costs through most of 2020 by limiting repairs on equipment coming off-rent to those to be re-deployed based on customer orders. This will drive up service cost through second quarter 2021 as we seek to rapidly deploy equipment to meet customer demand.
Acquisition of Custom Truck One Source, L.P.
On December 3, 2020, Nesco and Nesco Holdings II, Inc., a subsidiary of Nesco (the “Buyer” or the “Issuer”), entered into a Purchase and Sale Agreement (as amended, the “Purchase Agreement”) with certain affiliates of The Blackstone Group (“Blackstone”) and other direct and indirect equity holders (collectively, “Sellers”) of Custom Truck, Blackstone Capital Partners VI-NQ L.P., and PE One Source Holdings, LLC, an affiliate of Platinum Equity, LLC (“Platinum”), pursuant to which Buyer agreed to acquire 100% of the partnership interests of Custom Truck. In connection with the Acquisition, Nesco and certain Sellers entered into Rollover and Contribution Agreements (the “Rollover Agreements”), pursuant to which such Sellers agreed to contribute a portion of their equity interests in Custom Truck (the “Rollovers”) with an aggregate value of $100.5 million in exchange for shares of Common Stock, valued at $5.00 per share.
Also on December 3, 2020, Nesco entered into a Common Stock Purchase Agreement (the “Investment Agreement”) with Platinum, relating to, among other things, the issuance and sale (the “Subscription”) to Platinum of shares of Common Stock, for an aggregate purchase price in the range of $700 million to $763 million, with the specific amount calculated in accordance with the Investment Agreement based upon the total equity funding required to fund the consideration paid pursuant to the terms of the Purchase Agreement. The shares of Common Stock issued and sold to Platinum had a purchase price of $5.00 per share. In accordance with the Investment Agreement, on December 21, 2020, Nesco entered into Subscription Agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) to finance in part the Acquisition. Pursuant to the Subscription Agreements, concurrently with the closing of the transactions contemplated by the Investment Agreement, the PIPE Investors agreed to purchase an aggregate of 28,000,000 shares of Common Stock at $5.00 per share for an aggregate purchase price of $140 million (the “Supplemental Equity Financing”).
On April 1, 2021 (the “Closing Date”), in connection with (i) the Rollovers, CTOS Inc. issued, in the aggregate, 20,100,000 shares of Common Stock to the parties to the Rollover Agreements, (ii) the Subscription, CTOS Inc. issued 148,600,000 shares of Common Stock to Platinum, and (iii) the Supplemental Equity Financing, CTOS Inc. issued, in the aggregate, 28,000,000 shares of Common Stock to the PIPE Investors. Following the completion of these transactions, as of April 1, 2021, CTOS Inc. had 245,919,383 shares of Common Stock issued and outstanding. The trading price of the Common Stock was $9.35 per share on the Closing Date. The preliminary purchase price for the Acquisition is estimated at $1.5 billion and is subject to adjustment pending the finalization of preliminary valuation estimates.
On the Closing Date, the Issuer issued $920 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”) and, together with its direct parent, and certain of its direct and indirect subsidiaries, entered into a senior secured asset based revolving credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and certain other lenders party thereto, consisting of a $750.0 million first lien senior secured asset based revolving credit facility with a maturity of five years (the “ABL Facility,” together with the offering of the 2029 Secured Notes, the Acquisition, the Rollover, the Subscription and the Supplemental Equity Financing, the “Acquisition and related financing transactions”). For more detail regarding the 2029 Secured Notes and the ABL Facility, see “Liquidity and Capital Resources” below.
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
Measures Related to our Fleet
We consider the following key operational measures when evaluating our performance and making day-to-day operating decisions:

Average OEC on rent — Original equipment cost (“OEC”) on rent is the original equipment cost of units rented to customers at a given point in time. Average OEC on rent is calculated as the weighted-average OEC on rent during the stated period. OEC represents the original equipment cost, exclusive of the effect of adjustments to rental equipment fleet acquired in business combinations, and is the basis for calculating certain of the measures set forth below. This adjusted measure of OEC is used by our creditors pursuant to our credit agreements, wherein this is a component of the basis for determining compliance with our financial loan covenants. Additionally, the pricing of our rental contracts and equipment sales prices for our equipment is based upon OEC, and we measure a rate of return from our rentals and sales using OEC. OEC is a widely used industry metric to compare fleet dollar value independent of depreciation.
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
Gross Profit
Gross profit is a financial performance measure that we use to monitor our results from operations.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial performance measure that the Company uses to monitor its results from operations, to measure performance against debt covenants and performance relative to competitors. The Company believes Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of operating performance when compared to peers, without regard to financing methods or capital structures. The Company excludes the items identified in the reconciliations of Net loss to Adjusted EBITDA because these amounts are either non-recurring or can vary substantially within the industry depending upon accounting methods and book values of assets, capital structures, including the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, Net loss determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets, none of which are reflected in Adjusted EBITDA. The Company's presentation of Adjusted EBITDA should not be construed as an indication that results will be unaffected by the items excluded from Adjusted EBITDA. The Company’s computation of Adjusted EBITDA may not be identical to other similarly titled measures of other companies.
The Company defines Adjusted EBITDA as Net loss before interest expense, income taxes, depreciation and amortization, equity-based compensation, and other items that The Company does not view as indicative of ongoing performance. Additionally, the Company’s Adjusted EBITDA includes an adjustment to exclude the effects of purchase accounting adjustments when calculating the cost of inventory and used equipment sold. When inventory or equipment is purchased in connection with a business combination, the assets are revalued to their current fair values for accounting purposes. The consideration transferred (i.e., the purchase price) in a business combination is allocated to the fair values of the assets as of the acquisition date, with amortization or depreciation recorded thereafter following applicable accounting policies; however, this may not be indicative of the actual cost to acquire inventory or new equipment that is added to product inventory or the rental fleets apart from a business acquisition. Additionally, the pricing of rental contracts and equipment sales prices for equipment is based on OEC, and the Company measures a rate of return from rentals and sales using OEC. As indicated above, the agreements governing the Company’s indebtedness define this adjustment to EBITDA, as such, this metric is an indication of the cost of equipment sales from the removal of the purchase accounting adjustments.

Operating Results

(in $000s)	Three Months Ended March 31, 2021	% of revenue	Three Months Ended March 31, 2020	% of revenue
Rental revenue	$48,289	61.7%	$50,994	62.4%
Sales of rental equipment	10,485	13.4%	9,093	11.1%
Sales of new equipment	7,502	9.6%	7,577	9.3%
Parts sales and services	12,023	15.4%	14,079	17.2%
Total revenue	78,299	100.0%	81,743	100.0%
Cost of revenue	40,236	51.4%	40,228	49.2%
Depreciation of rental equipment	17,844	22.8%	20,112	24.6%
Gross profit	20,219	25.8%	21,403	26.2%
Operating expenses	23,273		14,607
Operating (loss) income	(3,054)		6,796
Other expense	20,763		22,035
Loss before income taxes	(23,817)		(15,239)
Income tax expense	4,090		730
Net loss	$(27,907)		$(15,969)

Total Revenue. Total revenue for the first quarter of 2021, decreased by $3.4 million, or 4.2%, compared to the first quarter of 2020. Rental revenue for the first quarter of 2021 decreased $2.7 million, or 5.3%, compared to the same period in 2020 as a result of rental fleet mix. Sales of rental equipment, which can vary from quarter to quarter, increased $1.4 million, or 15.3%, as we continued to selectively divest underutilized and aging equipment. Sales of new equipment, which also varies from quarter to quarter, held flat decreasing $0.1 million, or 1%, compared to the same period in 2020. Parts sales and service revenue decreased $2.1 million, or 14.6%, compared to the same period in 2020 as a result of a decline in upfit work under the PTA segment.
Cost of Revenue. Cost of revenue, excluding depreciation of $17.8 million, for the three months ended March 31, 2021, was flat compared to the same period in 2020 ($2.3 million, or 3.7%, including depreciation).
Operating Expenses. Operating expenses for the three months ended March 31, 2021 increased $8.7 million, or 59.3%, compared to the same period in 2020. The increase in the first quarter is a result of transaction expenses related to the Acquisition.
Other Expense. Other expense for the three months ended March 31, 2021 decreased $1.3 million, or 5.8%, compared to the same period in 2020. The decrease is attributable to the change in fair value of an interest rate collar, which is an undesignated hedging instrument, which resulted in income in the current quarter of approximately $1.8 million ($6.0 million expense for the first quarter ended March 31, 2020), coupled with reduced interest expense as a result of lower borrowings from the revolving credit facility (net interest expense in the current quarter decreased by $1.1 million). The decrease was offset by a charge for the change in fair value of the liability for warrants of $7.6 million during the period.
Income Tax Expense. Income tax expense was $4.1 million for the three months ended March 31, 2021 as compared to $0.7 million for the same period of the prior year. Income tax expense for the current period reflects the Company's estimated overall tax rate from of the Company's estimate of full-year taxable income arising from disallowed interest expense. The Company's effective tax rate for the current period, (17.2)%, differs from the U.S. federal statutory tax rate due primarily to the valuation allowance for deferred tax assets.
Net Loss. Net loss was $27.9 million for the three months ended March 31, 2021 compared to net loss of $16.0 million for the same period of the prior year. The Company recognized transaction expenses related to the Acquisition of approximately $10.4 million, as well as a non-cash charge of $7.6 million related to privately placed warrants stemming from its 2019 merger with Capitol Investment Corp. IV.
Financial Performance
We believe that our operating model, together with our highly variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We are able to generate free cash flow through our earnings, as well as sales of used equipment. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue. We principally evaluate financial performance based on the following measurements: Adjusted EBITDA, OEC on rent, fleet utilization, and OEC on rent yield. The following table summarizes these operating metrics.
The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	Three Months Ended March 31,
(in $000s)	2021	2020	change	(%)
Adjusted EBITDA(a)	$27,531	$32,061	$(4,530)	(14.1)%
Average OEC on rent(b)	$499,725	$499,756	$(31)	—%
Fleet utilization(c)	78.5%	77.3%	1.2%	1.6%
OEC on rent yield(d)	35.0%	36.5%	(1.5)%	(4.1)%
(a)    EBITDA represents Net loss before interest, provision for income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA as further adjusted for (1) non-cash purchase accounting impact, (2) transaction and process improvement costs, including the effect of the cessation of operations in Mexico, (3) major repairs, (4) share-based payments, and (5) the change in fair value of derivative instruments. These metrics are subject to certain limitations. See “Financial Overview – Adjusted EBITDA” and the reconciliation of Adjusted EBITDA to U.S. GAAP Net loss below.
(b)    Average OEC on rent is the average original equipment cost of units on rent during the period. The measure provides a value dimension to the fleet utilization statistics. This metric has been adjusted to exclude Mexico, which the Company commenced exit activities in the third quarter of 2019.
(c)    Fleet utilization for the period is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the period. Time on rent is weighted by original equipment cost. This metric has been adjusted to exclude Mexico, which the Company commenced exit activities in the third quarter of 2019.
(d)    OEC on rent yield (“ORY”) is a measure of return realized by our on rental fleet during the 12-month period. ORY is calculated as rental revenue (excluding freight recovery and ancillary fees) during the stated period divided by the Average OEC on rent for the same period. For periods less than 12 months, the ORY is adjusted to an annualized basis.
Adjusted EBITDA. Adjusted EBITDA decreased $4.5 million, or 14.1%, to $27.5 million for the three months ended March 31, 2021 compared to the same period in 2020. This decrease can primarily be attributed to a $3.5 million decline in gross profit, excluding depreciation of $17.8 million, caused by lower rental yield resulting from a slower ramp in transmission projects compared to distribution projects and a shift in revenue mix, with sales of equipment making up approximately 23.0% of total revenue. Reduced servicing volume in the PTA segment also contributed to the decline in Adjusted EBITDA.

The following is a reconciliation from U.S. GAAP net loss to Adjusted EBITDA.

	Three Months Ended March 31,
(in $000s)	2021	2020
Net income (loss)	$(27,907)	$(15,969)
Interest expense	14,906	16,014
Income tax expense	4,090	730
Depreciation expense	18,063	20,377
Amortization expense	753	691
EBITDA	9,905	21,843
Adjustments:
Non-cash purchase accounting impact (1)	53	917
Transaction and process improvement costs (2)	10,744	2,079
Major repairs (3)	285	700
Share-based payments (4)	698	559
Change in fair value of derivative and warrants (5)	5,846	5,963
Adjusted EBITDA	$27,531	$32,061
(1) Represents the non-cash impact of purchase accounting from past acquisitions of businesses, net of accumulated depreciation, on the cost of equipment sold. The equipment acquired received a purchase step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our credit agreement.
(2) Represents transaction costs related to the acquisition of Custom Truck One Source (2021) and Truck Utilities (2020) (which include post-acquisition integration expenses incurred). These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are costs of startup activities (which include training, travel, and process setup costs) associated with the rollout of PTA locations that occurred throughout the prior year. Finally, the expenses associated with the Company's closure of its Mexican operations, which closure activities commenced in the third quarter of 2019, are included for the periods. Pursuant to our credit agreement, the cost of undertakings to affect such cost savings, operating expense reductions and other synergies, as well as any expenses incurred in connection with acquisitions, are amounts to be included in the calculation of Adjusted EBITDA.
(3) Represents the undepreciated cost of replaced vehicle chassis and components from heavy maintenance, repair and overhaul activities associated with our fleet, which is an adjustment pursuant to our credit agreement.
(4) Represents non-cash stock compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents the charge to earnings for our interest rate collar (which is an undesignated hedge) and the change in fair value of the liability for warrants in the three months ended March 31, 2021.
Average OEC on Rent. Average OEC on rent was $499.7 million for the three months ended March 31, 2021, remaining flat compared to the same period in 2020, reflecting the slow recovery following the COVID-19 related project delays that negatively impacted OEC on rent beginning with the second quarter of the prior year.
Fleet Utilization. Fleet utilization was 78.5% for the three months ended March 31, 2021, compared to 77.3% over the same period of 2020. Both periods were impacted by COVID-19 related customer project delays and the increase of 1.2% was primarily due to gains in rail and telecom.
OEC On Rent Yield. ORY was 35.0% for the three months ended March 31, 2021, compared to 36.5% over the same period of 2020. Relatively flat ORY was driven by the mix of equipment types on rent and rental fleet mix and lower rental yield from a slower ramp in transmission projects as compared to distribution projects.

Operating Results by Segment
The Company manages its operations through two business segments: rental and sale of fleet and equipment (ERS), and the rental and sale of parts, tools, and accessories and maintenance, repair and upfit services of new and used heavy duty trucks and cranes (PTA). See Note 12, Segments, to our unaudited condensed consolidated financial statements for additional information.
Equipment Rental and Sales Segment

	Three Months Ended March 31,
(in $000s)	2021	2020	$ change	% change
Rental revenue	$44,730	$47,053	$(2,323)	(4.9)%
Sales of rental equipment	10,485	9,093	1,392	15.3%
Sales of new equipment	7,502	7,577	(75)	(1.0)%
Total revenues	62,717	63,723	(1,006)	(1.6)%
Cost of revenue	29,202	27,320	1,882	6.9%
Depreciation of rental equipment	16,885	18,976	(2,091)	(11.0)%
Gross Profit	$16,630	$17,427	$(797)	(4.6)%

Total Revenues. Revenue in our ERS segment represented 80.1% and 78.0% of our consolidated revenues for the three months ended March 31, 2021 and 2020, respectively. ERS segment revenue decreased by $1.0 million for the three months ended March 31, 2021 compared to the same period in 2020. Rental revenue decreased $2.3 million as a result of rental fleet mix and lower rental yield from a slower ramp in transmission projects as compared to distribution projects. Sales of rental and new equipment, which can vary from quarter to quarter, increased $1.3 million due in part to the selective divestiture of under-utilized and aging fleet equipment.
Cost of Revenue. The $1.9 million increase in cost of revenue, excluding depreciation, for the three months ended March 31, 2021 compared to the prior year is primarily due to costs related to increased sales of rental and new equipment.
Depreciation. Depreciation of our rental fleet decreased by $2.1 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to sales of used equipment.
Gross Profit. Gross profit for the three months ended March 31, 2021, excluding depreciation of $16.9 million, decreased by $2.9 million compared to the same period in 2020 as a result of the greater mix of equipment sales.

Parts, Tools, and Accessories Segment

	Three Months Ended March 31,
(in $000s)	2021	2020	$ change	% change
Rental revenue	$3,559	$3,941	$(382)	(9.7)%
Parts sales and services	12,023	14,079	(2,056)	(14.6)%
Total revenues	15,582	18,020	(2,438)	(13.5)%
Cost of revenue	11,034	12,908	(1,874)	(14.5)%
Depreciation of rental equipment	959	1,136	(177)	(15.6)%
Gross Profit	$3,589	$3,976	$(387)	(9.7)%

Total Revenues. PTA segment revenue decreased $2.4 million or 13.5% for the three months ended March 31, 2021 compared to same period in 2020. The PTA segment continued to experience some headwinds from COVID-19 in the first quarter of 2021. Also contributing to the decline was a reduction in service and upfit volumes at the segment's Truck Utilities division.
Cost of Revenue. Cost of revenue, excluding depreciation, in the PTA segment decreased $1.9 million for the three months ended March 31, 2021 as a result of increased repair costs as a result of deferred maintenance in response to COVID-19 during 2020.
Gross Profit. PTA gross profit, excluding $1.0 million of depreciation, decreased $0.6 million, or 11.0%, for the three months ended March 31, 2021, compared to the same period in 2020 as a result of lower rental revenue and higher repair costs.

Liquidity and Capital Resources
Historical Liquidity
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next 12 months; however, we are continuing to monitor the impact of COVID-19 on our business and the financial markets. As of March 31, 2021, we had $3.2 million in cash compared to $3.4 million as of December 31, 2020. As of March 31, 2021, we had $260.0 million of outstanding borrowings under our 2019 Credit Facility compared to $251.0 million of outstanding borrowing under the 2019 Credit Facility as of December 31, 2020. In connection with the Acquisition, our debt structure changed significantly. Our debt structure effective as of April 1, 2021 is described below.
ABL Facility
In connection with the Acquisition that closed on April 1, 2021 (the “Closing Date”), Nesco Holdings II, Inc., the buyer, as borrower, and the ABL Guarantors (as defined in the ABL Credit Agreement) entered into the ABL Credit Agreement. The ABL Facility provides for revolving loans, in an amount equal to the lesser of the then-current borrowing base (described below) and the committed maximum borrowing capacity of $750.0 million, with a $75.0 million swingline sublimit, and letters of credit in an amount equal to the lesser of (a) $50.0 million and (b) the aggregate unused amount of commitments under the ABL Facility then in effect. The ABL Facility permits Buyer to incur additional capacity under the ABL Facility in an aggregate amount equal to the greater of (x) $200.0 million and (y) 60.0% of Consolidated EBITDA (as defined in the ABL Credit Agreement) in additional commitments. As of the Closing Date, Buyer will have no commitments from any lender to provide incremental commitments.
Borrowings under the ABL Facility will be limited by a borrowing base calculation based on the sum of, without duplication:
(a) 90.0% of book value of eligible accounts of Buyer and certain ABL Guarantors; plus
(b) the lesser of (i) 75.0% of book value of eligible parts inventory of Buyer and certain ABL Guarantors (subject to certain exceptions) and (ii) 90.0% of the net orderly liquidation value of eligible parts inventory of Buyer and certain ABL Guarantors; plus
(c) the sum of (i) 95.0% of the net book value of the eligible fleet inventory of Buyer and certain ABL Guarantors that has not been appraised and (ii) 85.0% of the net orderly liquidation value of the eligible fleet inventory of Buyer and certain ABL Guarantors that has been appraised; plus
(d) 100.0% of eligible cash of Buyer and certain ABL Guarantors; minus
(e) any reserves established by the administrative agent from time to time.
Borrowings under the ABL Facility will bear interest at a floating rate, which, at Buyer’s election, will be (a) in the case of U.S. dollar denominated loans, either (i) LIBOR plus an applicable margin or (ii) the base rate plus an applicable margin or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (x) with respect to base rate loans, 0.50% to 1.00% and (y) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
Buyer is required to pay a commitment fee to the lenders under the ABL Facility in respect of the unutilized commitments thereunder at a rate equal to 0.375% per annum, which may be reduced following the first full fiscal quarter to 0.250% per annum based on average daily usage. Buyer must also pay customary letter of credit and agency fees.
The balance outstanding under the ABL Facility will be due and payable on April 1, 2026. Buyer may at any time and from time to time prepay, without premium or penalty, any borrowing under the ABL Facility and terminate, or from time to time reduce, the commitments under the ABL Facility.
The obligations under the ABL Facility are guaranteed by Capitol Investment Merger Sub 2, LLC, Buyer and each of Buyer’s existing and future direct and indirect wholly owned domestic restricted subsidiaries, subject to certain exceptions, as well as certain of Buyer’s material Canadian subsidiaries (the “ABL Guarantors”). The obligations under the ABL Facility and the guarantees of those obligations are secured by (subject to certain exceptions): (i) a first priority pledge by each ABL Guarantor of all of the equity interests of restricted subsidiaries directly owned by such ABL Guarantors (limited to 65% of voting capital stock in the case of foreign subsidiaries owned directly by a U.S. subsidiary and subject to certain other exceptions and subject to certain exceptions in the case of non-wholly owned subsidiaries) and (ii) a first priority security interest in substantially all of the ABL Guarantors’ present and after-acquired assets (subject to certain exceptions).
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit Buyer’s and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of Buyer’s restricted subsidiaries to pay dividends to Buyer; create liens; transfer or sell assets; consolidate, merge, sell or otherwise dispose of all or substantially all of Buyer’s assets; enter into certain transactions with Buyer’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. In addition, the ABL Facility contains a springing financial covenant that requires Buyer and its restricted subsidiaries to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of at least 1.00 to 1.00; provided that the financial covenant shall only be tested when Specified Excess Availability (as defined in the ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the Line Cap (as defined in the ABL Credit Agreement) and (ii) $60.0 million (the “FCCR Test Amount”), in which case it shall be tested at the end of each succeeding fiscal quarter thereafter until the date on which Specified Excess Availability (as defined in the ABL Credit Agreement) has exceeded the FCCR Test Amount for 30 consecutive calendar days.
The ABL Facility provides for a number of customary events of default, including, among others, and in each case subject to an applicable grace period: payment defaults to the lenders; covenant defaults; material inaccuracies of representations and warranties; failure to pay certain other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; voluntary and involuntary bankruptcy proceedings; material judgments for payment of money exceeding a specified amount; and certain change of control events. The occurrence of an event of default could result in the acceleration of obligations and the termination of revolving commitments under the ABL Facility.
2029 Secured Notes
On the Closing Date, the Issuer issued $920.0 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029. The 2029 Secured Notes were issued pursuant to an indenture, dated as of April 1, 2021, between the Issuer, Wilmington Trust, National Association, as trustee and the guarantors party thereto (the “Indenture”). The Issuer will pay interest on the 2029 Secured Notes semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021. Unless earlier redeemed, the 2029 Secured Notes will mature on April 15, 2029.
Ranking and Security
The 2029 Secured Notes are jointly and severally guaranteed on a senior secured basis by Capitol Investment Merger Sub 2, LLC and, subject to certain exceptions, each of the Issuer’s existing and future wholly owned domestic restricted subsidiaries that is an obligor under the ABL Credit Agreement or certain other capital markets indebtedness. Under the terms of the Indenture, the 2029 Secured Notes and the related guarantees rank senior in right of payment to all of the Issuer’s and the guarantors’ subordinated indebtedness and are effectively senior to all of the Issuer’s and the guarantors’ unsecured indebtedness and indebtedness secured by liens junior to the liens securing the 2029 Secured Notes, in each case, to the extent of the value of the collateral securing the 2029 Secured Notes. The 2029 Secured Notes and the related guarantees rank equally in right of payment with all of the Issuer’s and the guarantors’ senior indebtedness, without giving effect to collateral arrangements, and effectively equal to all of the Issuer’s and the guarantors’ senior indebtedness secured on the same priority basis as the 2029 Secured Notes. The 2029 Secured Notes and the related guarantees are effectively subordinated to any of the Issuer’s and the guarantors’ indebtedness that is secured by assets that do not constitute collateral for the 2029 Secured Notes to the extent of the value of the assets securing such indebtedness, and indebtedness that is secured by a senior-priority lien, including the ABL Credit Agreement to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to the liabilities of the Issuer’s non-guarantor subsidiaries.
Optional Redemption Provisions and Repurchase Rights
At any time, upon not less than 10 nor more than 60 days’ notice, the 2029 Secured Notes are redeemable at the Issuer’s option, in whole or in part, at a price equal to 100% of the principal amount of the 2029 Secured Notes redeemed, plus a make-whole premium as set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. Beginning April 15, 2024, the Issuer may redeem the 2029 Secured Notes, at its option, in whole or in part, at any time, subject to the payment of a redemption price together with accrued and unpaid interest, if any, to, but not including, the applicable redemption date. The redemption price includes a call premium that varies (from 2.750% to 0%) depending on the year of redemption.

In addition, at any time prior to April 15, 2024, the Issuer may redeem up to 40% of the aggregate principal amount of the 2029 Secured Notes, at a redemption price equal to 105.5% of the principal amount thereof, together with accrued and unpaid interest, if any, to, but not including, the applicable redemption date, with the net cash proceeds of sales of one or more equity offerings by the Issuer or any direct or indirect parent of the Issuer, subject to certain exceptions.
In addition, at any time prior to April 15, 2024, the Issuer may redeem during each calendar year up to 10% of the aggregate principal amount of the 2029 Secured Notes at a redemption price equal to 103% of the aggregate principal amount of the 2029 Secured Notes to be redeemed, together with accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that in any given calendar year, any amount not previously utilized in any calendar year may be carried forward to subsequent calendar years.
Subject to certain exceptions, the holders of the 2029 Secured Notes also have the right to require the Issuer to repurchase their 2029 Secured Notes upon the occurrence of a change in control, as defined in the Indenture, at an offer price equal to 101% of the principal amount of the 2029 Secured Notes plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
In addition, if the Issuer or any of its restricted subsidiaries sells assets, under certain circumstances, the Issuer is required to use the net proceeds to make an offer to purchase the 2029 Secured Notes at an offer price in cash equal to 100% of the principal amount of the 2029 Secured Notes plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with any offer to purchase all or any of the 2029 Secured Notes (including a change of control offer and any tender offer), if holders of no less than 90% of the aggregate principal amount of the 2029 Secured Notes validly tender their 2029 Secured Notes, the Issuer or a third party is entitled to redeem any remaining 2029 Secured Notes at the price offered to each holder.
Restrictive Covenants
The Indenture contains covenants that limit the Issuer’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Issuer to the Issuer’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Issuer’s subsidiaries as unrestricted subsidiaries.
Events of Default
The Indenture provides for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Indenture and certain events of bankruptcy or insolvency. If an event of default occurs and continues with respect to the 2029 Secured Notes, the trustee or the holders of at least 30% in aggregate principal amount of the outstanding 2029 Secured Notes of such series may declare the entire principal amount of all the 2029 Secured Notes to be due and payable immediately (except that if such event of default is caused by certain events of bankruptcy or insolvency, the entire principal of the 2029 Secured Notes will become due and payable immediately without further action or notice).
Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Three Months Ended March 31,
(in $000s)	2021	2020
Net cash flow from operating activities	$(12,086)	$(2,819)
Net cash flow from investing activities	3,972	(27,190)
Net cash flow from financing activities	7,893	33,943
Net change in cash	$(221)	$3,934
As of March 31, 2021, we had cash of $3.2 million, a decrease of $0.2 million from December 31, 2020. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance under our revolving credit facility, and we intend to do the same with respect to our ABL Facility.
Cash Flows from Operating Activities
Net cash used in operating activities was $12.1 million for the three months ended March 31, 2021, as compared to $2.8 million in same period of 2020. The decrease in cash flow was driven by costs and expenses related to the Acquisition.

Cash Flows from Investing Activities
Net cash provided by investing activities was $4.0 million for the three months ended March 31, 2021, as compared to cash used in investing activities of $27.2 million in 2020. The increase in cash flow is primarily due to decreased rental equipment purchasing, increased proceeds from the sale of rental equipment and parts and from increased insurance recoveries.
Cash Flows from Financing Activities
Net cash provided by financing activities was $7.9 million for the three months ended March 31, 2021, as compared to $33.9 million in 2020. Improvements in working capital management resulted in reduced levels of net borrowings on our revolving credit facility.

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020. For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the referenced Annual Report on Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the quarterly period ended March 31, 2021.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our Annual Report on Form 10-K for a discussion of recently issued and adopted accounting pronouncements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under revolving credit facilities. The Company’s 2019 Credit Facility provided for variable rate borrowings of up to $385.0 million, subject to a borrowing base. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. The 2019 Credit Facility was repaid in full, and all commitments thereunder were terminated, on April 1, 2021. Assuming we had completed the Acquisition and related financing transactions and applied the proceeds as of December 31, 2020, we would have had $415.0 million aggregate principal amount of variable rate debt, consisting of that $415.0 million that will be outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly changed our interest expense on the ABL Facility by approximately $0.5 million per year. This amount does not reflect the impact of the interest rate collar currently in place.
We manage a portion of our risks from exposures to fluctuations in interest rates as part of our risk management program through the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings and cash flows caused by fluctuations, and our primary exposure is from our variable-rate debt. We currently have an interest rate collar agreement in place as a hedge against fluctuations in the required interest payments due on variable rate debt. All of our derivative activities are for purposes other than trading.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We may, at any given time, be named as a defendant in certain lawsuits, investigations and claims arising in the ordinary course of business. While the outcome of these potential lawsuits, investigations and claims cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on our business, results of operations, cash flows or financial condition. In the opinion of management, there are no pending litigations, disputes or claims against the Company that, if decided adversely, would have a material adverse effect on its consolidated financial condition, cash flows or results of operations.

Item 1A. RISK FACTORS
The risk factors presented below amend and restate the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating the Company. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Effective management of our rental equipment is vital to our business and inability to obtain raw materials, component parts and/or finished goods in a timely and cost-effective manner would adversely affect our ability to manufacture and market our products.
Our rental equipment has a long economic life and managing this equipment is a critical element to our business. We must successfully maintain and repair our equipment cost-effectively to maximize the economic life of our products and the level of proceeds from the sale of such products. As the needs of our customers change, we may need to incur costs to relocate or remanufacture our assets to better meet shifts in demand. If the distribution of our assets is not aligned with regional demand, we may be unable to take advantage of opportunities despite excess inventory in other regions. If we are not able to successfully manage our assets, our business, results of operations and financial condition may be materially adversely affected.
We purchase raw materials, component parts and finished goods to be used in the manufacturing and sale of our products. In addition, we may incorporate vehicle chassis provided directly by our customers in our production process. Although the vast majority of our raw materials and component parts are sourced domestically, certain of our suppliers are based overseas, and certain of our domestic suppliers may source subcomponents from overseas. Outbreaks of communicable diseases have been known to occur in certain of these international regions, resulting in public health crises. Changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our ability to timely manufacture and market products. Increases in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers.

A small portion of our workforce is unionized, and more of our workforce could become unionized in the future, which could negatively impact the stability of our production, materially reduce our profitability and increase the risk of work stoppages.
Our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union, and unions may conduct organizing activities in this regard. If our employees choose to form or affiliate with a union and the terms of a union collective bargaining agreement are significantly different from our current compensation and job assignment arrangements with our employees, these arrangements could negatively impact the stability of our production, materially reduce our profitability and increase the risk of work stoppages. In addition, even if our managed operations remain non-union, our business may still be adversely affected by work stoppages at any of our suppliers that are unionized. The stoppage of work for a prolonged period of time at one, or several, of our principal manufacturing facilities resulting from union or non-union matters, could materially adversely affect our business.
As a small portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2020, approximately 4% of the U.S. hourly workers of Custom Truck One Source, L.P. were represented by a labor union and were covered by a collective bargaining agreement. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies.
A material disruption to one of our operation and manufacturing locations could adversely affect our ability to generate revenue.
We have several significant production and manufacturing locations. If operations at any of these production and manufacturing locations were disrupted as a result of public health concerns, equipment failures, natural disasters, work stoppages, power outages or other reasons, our business, financial conditions and results of operations could be adversely affected. Interruptions in production could increase costs and delay delivery of units in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available.
Subsequent to the completion of the Acquisition, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and results of operations, which could cause you to lose some or all of your investment.
Although we have conducted due diligence in connection with the Acquisition, we cannot assure you that this diligence will surface all material issues that may arise as a result of the consummation of the Acquisition. As a result of these factors, we may be forced to later write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the post-combination company or its securities.
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
If the average age of our fleet of rental equipment were to increase, the cost of maintaining our equipment, if not replaced within a certain period of time, will likely increase. If our operating costs increase as our rental equipment fleet ages and we are unable to pass along such costs, our earnings will decrease. As of December 31, 2020, the average age of our rental equipment fleet excluding Mexico was approximately 4.0 years, compared to 3.6 years at December 31, 2019, and 3.7 years at December 31, 2018. As of December 31, 2020, the average age of Custom Truck’s rental fleet was approximately 2.8 years. The costs of maintenance may materially increase in the future. Any significant increase in such costs could have a material adverse effect on our business, financial condition or results of operations.
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
The combined company will continue to incur significant transaction and transition costs following the Acquisition and related financing transactions.
Nesco and Custom Truck have incurred and the combined company expects to continue to incur significant, non-recurring costs in connection with the Acquisition and related financing transactions, including integrating and coordinating the two businesses, operations, policies and procedures. The combined company may also incur additional costs to retain key employees. While we have assumed that a certain level of transaction-related expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses could exceed the costs historically borne by us and adversely affect our financial condition and results of operations.
Integration of the Nesco and Custom Truck businesses may be difficult, costly and time-consuming, and the anticipated benefits and cost savings of the Acquisition and related financing transactions may not be realized or may be less than expected.
Our ability to realize the anticipated benefits of the Acquisition and related financing transactions will depend, to a large extent, on our ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process and we cannot assure you that we will be able to successfully integrate Nesco and Custom Truck or, if the integration is successfully accomplished, that the integration will not be more costly or take longer than presently contemplated. If we cannot successfully integrate and manage the two businesses within a reasonable time following the Acquisition and related financing transactions, we may not be able to realize the potential and anticipated benefits of the Acquisition and related financing transactions, which could have a material adverse effect on our business, financial condition and operating results.
Our ability to realize the expected synergies and benefits of the Acquisition and related financing transactions is subject to a number of risks and uncertainties, many of which are outside of our control. These risks and uncertainties could adversely impact our business, financial condition and operating results, and include, among other things:
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
•the risk that certain customers and suppliers will opt to discontinue business with the combined business or exercise their right to terminate their agreements as a result of the Acquisition and related financing transactions pursuant to change of control provisions in their agreements or otherwise;
•the risk that Custom Truck may have liabilities that we failed to or were unable to discover in the course of performing due diligence;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination; and
•difficulties in managing the expanded operations of a significantly larger and more complex combined business.

We may encounter additional integration-related costs, fail to realize all of the benefits anticipated in the Acquisition and related financing transactions or be subject to other factors that adversely affect preliminary estimates. In addition, even if the operations of the two businesses are integrated successfully, the full benefits of the Acquisition and related financing transactions may not be realized, including the synergies, cost savings or sales or growth opportunities that we expect. The occurrence of any of these events, individually or in combination, could have a material adverse effect on the combined business’ financial condition and operating results.
We expect to achieve pro forma cost synergies totaling approximately $50 million within two years of the closing date of the Acquisition. We also expect to incur integration and restructuring costs of approximately $50 million to achieve these synergies, with $40 million of these costs incurred in the first two years following the closing date. The anticipated synergies are based upon assumptions about our ability to implement integration measures in a timely fashion and within certain cost parameters. Our ability to achieve the planned synergies is dependent upon a significant number of factors, many of which are beyond our control, such as our ability to integrate businesses that we acquire (including the integration of Nesco and Custom Truck), operating difficulties, increased operating costs, delays in implementing initiatives and general economic, competitive or industry conditions. For example, we may be unable to eliminate duplicative costs in a timely fashion or at all. Additionally, achieving these benefits may require certain related one-time costs, charges and expenses, which may be material. We can provide no assurance that we will be successful in generating growth, maintaining or increasing our cash flows or profitability or achieving cost savings and revenue enhancements in connection with the items reflected by these adjustments, and our inability to do so could have a material adverse effect on our business, cash flows, results of operations and financial position.
The assumptions and estimates underlying the pro forma cost synergies are inherently uncertain and, although considered reasonable by Nesco management as of the date of this report, are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those contained in the financial projections, including, among others, risks and uncertainties due to general business, economic, regulatory, market and financial conditions, as well as changes in the combined company’s businesses, financial condition or results of operations, and other risks and uncertainties described in this “Risk Factors” section.
Platinum owns the majority of our equity, and its interests may not be aligned with yours.
Subsequent to the consummation of the Acquisition and related financing transactions, Platinum now owns the majority of our fully diluted shares and, therefore, has the power to control our affairs and policies. Platinum also controls, to a large degree, the election of directors, the appointment of management, the entry into mergers, sales of substantially all of our assets, and other extraordinary transactions. The directors so elected have authority, subject to the terms of our indebtedness, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of Platinum could conflict with your interests; for example, it is in the business of making investments in companies and, from time to time in the future, may acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Platinum may also pursue acquisition opportunities that may be complementary to our business and, as a result, these acquisition opportunities may not be available to us.
We have, and may incur, significant indebtedness and may be unable to service our debt. This indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital and prevent us from growing our business.
We have a significant amount of indebtedness and may incur additional indebtedness in the future, including in connection with our growth capital expenditure plan. As of December 31, 2020, after giving effect to the Acquisition and related financing transactions, our total indebtedness would have been $1,377 million, consisting of $920.0 million in aggregate principal amount of the 2029 Secured Notes, $400 million of borrowings under our ABL Facility and capital lease and other debt obligations of $57 million (excluding approximately 360.7 million of indebtedness under our floorplan financing agreements). Although the Indenture and the ABL Credit Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant exceptions and qualifications, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Moreover, the Indenture does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the Indenture (such as operating leases), nor does it impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” under such Indenture. Similarly, the ABL Credit Agreement does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the agreement (such as operating leases).
The level of our indebtedness could have important consequences, including:
•a portion of our cash flow from operations is dedicated to debt service and may not be available for other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•limiting our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions, and potentially impeding our ability to secure favorable lease terms;
•exposing us to the risk of increased interest rates as borrowings under our ABL Facility will be subject to variable rates of interest;
•making us more vulnerable to economic downturns and industry conditions and possibly limiting our ability to withstand competitive pressures;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness;
•making it more difficult for us to satisfy our obligations with respect to our debt;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete; and
•increasing our cost of borrowing.
If new debt is added to our current debt levels, the risks that we now face would intensify.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors, some of which are beyond our control. An inability to service our indebtedness could lead to a default under the Indenture or ABL Credit Agreement, which may result in an acceleration of our indebtedness.
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
Our future cash flow may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the Indenture and the ABL Credit Agreement, contain, or future debt agreements may contain, restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.
The Indenture and the ABL Credit Agreement impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.
The Indenture and the ABL Credit Agreement impose significant operating and financial restrictions on us. These restrictions will limit our ability, among other things, to:
•incur additional indebtedness;
•pay dividends or certain other distributions on our capital stock or repurchase our capital stock;
•make certain investments or other restricted payments;
•place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;
•engage in transactions with stockholders or affiliates;
•sell certain assets or merge with or into other companies, reorganize our companies, or suspend or dispose of a substantial portion of our business;
•prepay or modify the terms of our other indebtedness;
•guarantee indebtedness; and
•create liens.
There are limitations on our ability to incur the full $750.0 million of commitments under the ABL Facility. Availability will be limited to the lesser of a borrowing base and $750.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our parts inventory, fleet inventory accounts receivable and unrestricted cash (in each case, subject to customary reserves). As a result, our access to credit under the ABL Facility is potentially subject to significant fluctuations, depending on the value of the borrowing base-eligible assets as of any measurement date. With respect to the ABL Facility, we expect we will also be required by a springing financial covenant to, on any date when Availability (as such term shall be defined in the ABL Credit Agreement) is less than the greater of (i) 10% of the lesser of (A) the aggregate revolving commitments under the ABL Facility at such time and (B) the borrowing base at such time (such lesser amount, the “Line Cap”) and (ii) 60 million, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00, tested for the four fiscal quarter period ending on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Availability has been equal to or greater than the greater of (x) 10% of the Line Cap, and (y) $56 million for 5 consecutive business days. Our ability to meet the financial covenant could be affected by events beyond our control. The inability to borrow under the ABL Facility may adversely affect our liquidity, financial position and results of operations.
These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. A failure to comply with the restrictions in the Indenture and the ABL Credit Agreement could result in an event of default under such instruments or credit agreement. Our future operating results may not be sufficient to enable compliance with the covenants in the Indenture or ABL Credit Agreement or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments, including those under the notes and under our ABL Facility. Also, we may not be able to obtain new financing. Even if we were able to obtain new financing, we cannot guarantee that the new financing will be on commercially reasonable terms or terms that are acceptable to us. If we default on our indebtedness, our business, financial condition or results of operations could be materially and adversely affected. If we fail to maintain compliance with these covenants in the future, we cannot assure you that we will be able to obtain waivers from the lenders and/or amend the covenants.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our ABL Facility are at variable rates of interest and will expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming we had completed the Acquisition and related financing transactions and applied the proceeds as of December 31, 2020, we would have had $415.0 million aggregate principal amount of variable rate debt, consisting of that $415.0 million that will be outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.5 million per year. This amount does not reflect the impact of the interest rate collar currently in place. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 1, 2021, CTOS Inc. issued 176,600,000 shares of Common Stock, in the aggregate, to the parties to the Rollover Agreements, Platinum and the PIPE Investors. Such shares of Common Stock were issued at a price of $5.00 per share, for $883.0 million in the aggregate. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506(c) of Regulation D of the Securities Act. The issuance was completed to finance the acquisition of the partnership interests of Custom Truck One Source, L.P. on April 1, 2021.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibit No.	Description
2.1 *
Purchase and Sale Agreement, dated as of December 3, 2020, by and among Blackstone Energy Partners NQ L.P., Blackstone Energy Family Investment Partnership SMD L.P., Blackstone Energy Family Investment Partnership NQ ESC L.P., Blackstone Capital Partners VI-NQ L.P., Blackstone Family Investment Partnership VI-NQ ESC L.P., Fred M. Ross, Jr. Irrevocable Trust, BEP UOS Feeder Holdco L.P., BCP VI UOS Feeder Holdco L.P., Blackstone Energy Management Associates NQ L.L.C., Blackstone Management Associates VI-NQ L.L.C., Nesco Holdings II, Inc., Nesco Holdings, Inc., Blackstone Capital Partners VI-NQ L.P., solely in its capacity as the representative of Sellers, and PE One source Holdings, LLC, solely with respect to Section 9.04 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 4, 2020)

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 2, 2021)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on April 2, 2021)
4.1
Indenture, dated as of April 1, 2021, by and among Nesco Holdings II, Inc., Wilmington Trust, National Association, as Trustee and Collateral Agent, and the Guarantors party thereto from time to time (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 2, 2021)

4.2	Form of 5.50% Senior Note due 2029 (included in Exhibit 4.1 hereto) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 2, 2021)
10.1	Form of Rollover and Contribution Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2020)
10.2 *
Common Stock Purchase Agreement, dated as of December 3, 2020, by and between Nesco Holdings, Inc. and PE One Source Holdings, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 4, 2020)

10.3 *
Revolving Credit Agreement, dated as of April 1, 2021, by and among Capitol Investment Merger Sub 2, LLC, NESCO Holdings II, Inc., the various lenders and issuing banks party thereto and Bank of America, N.A., as administrative agent, collateral agent and swingline lender (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 2, 2021)

10.4
Registration Rights Agreement, dated as of April 1, 2021, between Custom Truck One Source, Inc. and certain holders identified therein (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 2, 2021)

10.5 *
Amended and Restated Stockholders’ Agreement, dated as of April 1, 2021, among Custom Truck One Source, Inc. and certain holders identified therein (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 2, 2021)

10.6
Corporate Advisory Services Agreement, dated as of April 1, 2021, between Custom Truck One Source, Inc. and Platinum Equity Advisors, LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 2, 2021)

21.1 +	Subsidiaries of the Company.
31.1 +	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+ Filed or furnished herewith.
* Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	May 17, 2021	/s/ Fred Ross
Fred Ross, Chief Executive Officer

Date:	May 17, 2021	/s/ Bradley Meader
Bradley Meader, Chief Financial Officer