Form 10-Q
period 2021-06-30
Custom Truck One Source, Inc.
filed 2021-08-16
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
(816) 241-4888
(Registrant’s telephone number, including area code)
_______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	CTOS	New York Stock Exchange
Redeemable warrants, exercisable for Common Stock, $0.0001 par value	CTOS.WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of common stock outstanding as of August 12, 2021 was 246,959,185.

Custom Truck One Source, Inc. and Subsidiaries

Forward-Looking Statements
Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated as such. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report, you should understand that these statements are not guarantees of performance or results and are subject to and involve risks, uncertainties and assumptions. You should not place undue reliance on these forward-looking statements or projections. Below is a summary of risk factors applicable to us that may materially affect such forward-looking statements and projections:
•difficulty in integrating the Nesco and Custom Truck LP businesses and fully realizing the anticipated benefits of the Acquisition, as well as significant transaction and transition costs that we will continue to incur following the Acquisition;
•material disruptions to our operation and manufacturing locations as a result of public health concerns, including COVID-19, equipment failures, natural disasters, work stoppages, power outages or other reasons;
•the cyclicality of demand for our products and services and our vulnerability to industry, regional and national downturns, which impact, among others, our ability to manage our rental equipment;
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
•aging or obsolescence of our existing equipment, and the fluctuations of market value thereof;
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
•potential impairment charges and our inability to collect on contracts with customers;
•failure of federal and state legislative and regulatory developments that encourage electric power transmission infrastructure spending to translate into demand for our equipment;
•changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations;
•our exposure to various risks related to legal proceedings or claims, and our failure to comply with relevant laws and regulations, including those related to occupational health and safety, the environment and government contracts;
•the interest of our majority stockholder, which may not be consistent with the other stockholders;
•our significant indebtedness, which may adversely affect our financial position, limit our available cash and our access to additional capital, prevent us from growing our business and increase our risk of default; and
•significant operating and financial restrictions imposed by the Indenture (as defined below) and the ABL Credit Agreement (as defined below).
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Quarterly Report, for additional risks.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$27,210	$3,412
Accounts receivable, net	151,497	60,933
Financing receivables, net	22,334	—
Inventory	414,461	31,367
Prepaid expenses and other	15,639	7,530
Total current assets	631,141	103,242
Property and equipment, net	112,055	6,269
Rental equipment, net	865,976	335,812
Goodwill	680,295	238,052
Intangible assets, net	354,493	67,579
Deferred income taxes	—	16,952
Operating lease assets	38,249	—
Other assets	20,318	498
Total Assets	$2,702,527	$768,404
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$95,246	$31,829
Accrued expenses	52,395	31,991
Deferred revenue and customer deposits	21,300	975
Floor plan payables - trade	84,063	—
Floor plan payables - non-trade	168,263	—
Operating lease liabilities - current	4,967	—
Current maturities of long-term debt	6,037	1,280
Current portion of finance lease obligations	4,815	5,276
Total current liabilities	437,086	71,351
Long-term debt, net	1,304,284	715,858
Finance leases	6,976	5,250
Operating lease liabilities - noncurrent	33,493	—
Deferred income taxes	19,597	—
Derivative and warrants liabilities	27,203	7,012
Total long-term liabilities	1,391,553	728,120
Commitments and contingencies (see Note 17)
Stockholders' Equity (Deficit)
Common stock — $0.0001 par value, 250,000,000 shares authorized, 247,038,229 and 49,156,753 shares issued and outstanding, at June 30, 2021 and December 31, 2020, respectively	25	5
Treasury stock, at cost — 235,856 shares at June 30, 2021	(2,256)	—
Additional paid-in capital	1,499,371	434,917
Accumulated deficit	(623,252)	(465,989)
Total stockholders' equity (deficit)	873,888	(31,067)
Total Liabilities and Stockholders' Equity (Deficit)	$2,702,527	$768,404
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s, except share and per share data)	2021	2020	2021	2020
Revenue
Rental revenue	$98,539	$46,984	$146,828	$97,978
Equipment sales	247,675	10,400	265,662	27,070
Parts sales and services	28,897	11,097	40,920	25,176
Total revenue	375,111	68,481	453,410	150,224
Cost of Revenue
Cost of rental revenue	29,013	14,906	45,941	29,392
Depreciation of rental equipment	43,179	19,696	61,023	39,808
Cost of equipment sales	229,339	8,313	243,004	22,695
Cost of parts sales and services	26,890	9,224	36,533	20,584
Total cost of revenue	328,421	52,139	386,501	112,479
Gross Profit	46,690	16,342	66,909	37,745
Operating Expenses
Selling, general and administrative expenses	51,264	11,754	63,314	24,193
Amortization	13,332	772	14,086	1,463
Non-rental depreciation	951	28	972	53
Transaction expenses and other	24,575	1,269	35,023	2,721
Total operating expenses	90,122	13,823	113,395	28,430
Operating (Loss) Income	(43,432)	2,519	(46,486)	9,315
Other Expense
Loss on extinguishment of debt	61,695	—	61,695	—
Interest expense, net	19,723	15,949	34,629	31,963
Financing and other expense (income)	(2,058)	783	3,799	6,804
Total other expense	79,360	16,732	100,123	38,767
Loss Before Income Taxes	(122,792)	(14,213)	(146,609)	(29,452)
Income Tax Expense (Benefit)	6,564	(1,063)	10,654	(333)
Net Loss	$(129,356)	$(13,150)	$(157,263)	$(29,119)

Basic and Diluted Net Loss Per Share	$(0.53)	$(0.27)	$(1.07)	$(0.59)

Weighted-Average Common Shares Outstanding	243,752,075	49,033,903	146,996,815	49,033,903
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in $000s)	2021	2020
Operating Activities
Net loss	$(157,263)	$(29,119)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	79,163	43,126
Amortization of debt issuance costs	2,239	1,515
Loss on extinguishment of debt	61,695	—
Provision for losses on accounts receivable	6,177	1,421
Share-based compensation	7,860	1,012
(Gain) loss on sale of rental equipment	2,882	(3,838)
Gain on insurance proceeds - damaged equipment	(650)	(233)
Change in fair value of derivative and warrants	6,880	6,767
Deferred tax expense (benefit)	9,849	979
Changes in assets and liabilities:
Accounts and financing receivables	(13,141)	10,935
Inventories	43,553	(4,313)
Prepaid expenses and other	(2,852)	(152)
Operating lease assets and liabilities	220	—
Accounts payable	11,937	(6,988)
Accrued expenses and other liabilities	(13)	(385)
Floor plan payables - trade, net	(6,927)	—
Customer deposits and deferred revenue	5,616	(1,058)
Net cash flow from operating activities	57,225	19,669
Investing Activities
Acquisition of business, net of cash acquired	(1,334,285)	—
Purchases of rental equipment	(65,873)	(55,421)
Proceeds from sale of rental equipment	40,447	19,005
Insurance proceeds - damaged equipment	1,261	2,191
Other investing activities, net	(1,777)	(1,002)
Net cash flow from investing activities	(1,360,227)	(35,227)
Financing Activities
Proceeds from debt	947,420	—
Proceeds from issuance of common stock	883,000	—
Payment of common stock issuance costs	(6,386)	—
Payment of premiums on debt extinguishment	(53,469)	—
Share-based payments	(586)	—
Borrowings under revolving credit facilities	441,084	37,574
Repayments under revolving credit facilities	(307,055)	(19,074)
Repayments of notes payable	(494,220)	(232)
Finance lease payments	(2,579)	(3,712)
Acquisition of inventory through floor plan payables - non-trade	84,619	—
Repayment of floor plan payables - non-trade	(130,334)	—
Payment of debt issuance costs	(34,694)	—
Net cash flow from financing activities	1,326,800	14,556
Net Change in Cash and Cash Equivalents	23,798	(1,002)
Cash and Cash Equivalents at Beginning of Period	3,412	6,302
Cash and Cash Equivalents at End of Period	$27,210	$5,300

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows — Continued (unaudited)

	Six Months Ended June 30,
(in $000s)	2021	2020
Supplemental Cash Flow Information
Interest paid	$40,227	$29,502
Income taxes paid	122	156
Non-Cash Investing and Financing Activities
Non-cash consideration - acquisition of business	187,935	—
Rental equipment and property and equipment purchases in accounts payable	298	2,316
Rental equipment sales in accounts receivable	2,077	2,453

See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2020	49,156,753	—	$5	$—	$434,917	$(465,989)	$(31,067)
Net loss	—	—	—	—	—	(27,907)	(27,907)
Share-based payments	62,630	—	—	—	597	—	597
Warrants liability reclassification (see Note 15)	—	—	—	—	(10,290)	—	(10,290)
Balance, March 31, 2021	49,219,383	—	5	—	425,224	(493,896)	(68,667)
Net loss	—	—	—	—	—	(129,356)	(129,356)
Share-based payments	1,118,846	(235,856)	—	(2,256)	9,618	—	7,362
Shares issued in business combination	196,700,000	—	20	—	1,064,529	—	1,064,549
Balance, June 30, 2021	247,038,229	(235,856)	$25	$(2,256)	$1,499,371	$(623,252)	$873,888

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2019	49,033,903	—	$5	$—	$432,577	$(444,712)	$(12,130)
Net loss	—	—	—	—	—	(15,969)	(15,969)
Share-based payments	—	—	—	—	559	—	559
Balance, March 31, 2020	49,033,903	—	5	—	433,136	(460,681)	(27,540)
Net loss	—	—	—	—	—	(13,150)	(13,150)
Share-based payments	—	—	—	—	453	—	453
Balance, June 30, 2020	49,033,903	—	$5	—	$433,589	$(473,831)	$(40,237)
See accompanying notes to unaudited condensed consolidated financial statements.

 Custom Truck One Source, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Business and Organization
Organization
Custom Truck One Source, Inc., formerly Nesco Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries is engaged in the business of providing a range of services and products to customers through rentals and sales of specialty equipment, rentals and sales of aftermarket parts and services related to the specialty equipment, and repair, maintenance and customization services related to that equipment. Immediately following the acquisition by Nesco Holdings II, Inc. of Custom Truck One Source, L.P. (“Custom Truck LP”) as discussed in Note 3: Business Combination, on April 1, 2021 (the “Acquisition”), Nesco Holdings, Inc. (“Nesco Holdings”) changed its name to “Custom Truck One Source, Inc.” and changed The New York Stock Exchange ticker for its shares of common stock (“Common Stock”) from “NSCO” to “CTOS,” and the ticker of its redeemable warrants from “NSCO.WS” to “CTOS.WS.” Terms such as, “we,” “our,” “us,” or “the Company” refer to Nesco Holdings prior to the Acquisition, and to the combined company after the Acquisition. Unless the context otherwise requires, the term “Nesco” or “Nesco Holdings” as used in these financial statements means Nesco Holdings and its consolidated subsidiaries prior to the Acquisition, and the term “Custom Truck LP” means Custom Truck LP and its consolidated subsidiaries prior to and on the date of the Acquisition.
We are a specialty equipment provider to the electric utility transmission and distribution, telecommunications, rail and other infrastructure related industries in North America. Our core business relates to our new equipment inventory and rental fleet of specialty equipment that is utilized by service providers in infrastructure development and improvement work. We offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade, and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks and rail systems, as well as for lighting and signage. We rent, produce, sell and service a broad range of new and used equipment, including bucket trucks, digger derricks, dump trucks, cranes, service trucks, and heavy-haul trailers. Following the Acquisition, we changed our reportable segments to be consistent with how we currently manage the business, representing three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). Segment information provided within this Quarterly Report on Form 10-Q, including Note 19: Segments, has been adjusted for all prior periods to be consistent with the current reportable segment presentation.
Equipment Rental Solutions (“ERS”) Segment
We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of June 30, 2021, this equipment (the “rental fleet”) is comprised of more than 8,800 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ Rental Purchase Options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
Truck and Equipment Sales (“TES”) Segment
We offer a broad variety of new equipment for sale to be used across our end-markets, which can be modified to meet our customers’ specific needs. We believe that our integrated production capabilities and extensive knowledge gained over a long history of selling equipment have established us as a trusted partner for customers seeking tailored solutions with short lead times. In support of these activities, we primarily employ a direct-to-customer sales model, leveraging our dedicated salesforce of industry and product managers, who are focused on driving national and local sales. We also opportunistically engage in the sale of used equipment purchased from third parties or received via trade-ins from new equipment sales customers. In all of these cases, we will sell used equipment directly to customers, rather than relying on auctions. Activities in our TES segment consist of the production and sale of new and used specialty equipment and vocational trucks, which includes equipment from leading original equipment manufacturers (“OEMs”) across our end-markets, as well as our Load King© brand.

Aftermarket Parts and Services (“APS”) Segment
The APS segment includes the sale of specialized aftermarket parts, including captive parts related to our Load King© brand, used in the maintenance and repair of the equipment we sell and rent. Specialized tools, including stringing blocks, insulated hot stick, and rigging equipment, are sold or rented to customers on an individual basis or in packaged specialty kits. We also provide truck and equipment maintenance and repair services, which is executed through out nationwide branch network and fleet of mobile technicians supported by our 24/7 call center based in Kansas City, Missouri.

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires that these Condensed Consolidated Financial Statements and most of the disclosures in these Notes be presented on a historical basis, as of or for the current interim period ended or comparable prior periods. The consolidated financial position and results of operations and cash flows (including segment information) presented herein include those of Custom Truck LP as of June 30, 2021 and since the date of the Acquisition. Financial information presented for periods prior to the Acquisition represent those of Nesco Holdings and its subsidiaries.
The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and the Condensed Consolidated Balance Sheet at December 31, 2020, has been derived from the audited consolidated financial statements of Nesco Holdings at that date. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements, have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the Nesco Holdings audited consolidated financial statements included in the Nesco Holdings Annual Report on Form 10-K for the year ended December 31, 2020.
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
Recently Adopted Accounting Standards
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance to account for leases (“Topic 842”). This guidance revised prior practice related to accounting for leases under Topic 840, for both lessees and lessors. Topic 842 requires that lessees recognize: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.
Effective January 1, 2021, the Company adopted Topic 842. In connection with the adoption of Topic 842, the Company recognized lease liabilities and ROU assets as of January 1, 2021 as further described in Note 10: Leases as Lessee. The comparative prior period financial statement information has not been restated and continues to be reported under the accounting standards in effect for those periods (e.g. under Topic 840). Additionally, pursuant to Topic 842, accounting and recognition for leases qualifying as finance leases is unchanged from the prior accounting and recognition requirements under Topic 840, which referred to such leases as capital leases. As of January 1, 2021, we had capital lease obligations of approximately $10.5 million which became “finance leases” under Topic 842.

The adoption of Topic 842, did not have a significant impact on the recognition of leasing revenue; however, pursuant to the requirements of Topic 842 the Company records changes in estimated collectability of operating lease trade receivables directly against rental revenue. Such amounts were previously classified as selling, general and administrative expenses.
The Company elected the package of practical expedients permitted under the transition guidance within the new standard that allows it to not reassess: (a) whether any expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases and (c) initial direct costs for any expired or existing leases. Historical financial information was not updated, and the financial disclosures required under Topic 842 are not provided for periods prior to January 1, 2021.
Measurement of Current Expected Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which amended ASC Topic No. 326 (“Topic 326”). Topic 326 follows an impairment model (known as the current expected credit loss, or “CECL,” model) that is based on expected losses rather than incurred losses. Under the CECL model, we estimate credit losses over the contractual term of our non-operating lease trade receivables and our financing receivables based on relevant historical information from historical experience and adjusted for current conditions and reasonable and supportable forecasts that affect collectability. Credit losses relating to these financial assets are recorded through the allowance for doubtful accounts. Topic 326 was adopted effective January 1, 2021, and the effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of a reporting unit’s goodwill (as if purchase accounting were performed on the testing date) to the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). We adopted this guidance effective January 1, 2021; however, as discussed in Note 11: Goodwill and Intangible Assets, there was no impairment of goodwill in the three and six months ended June 30, 2021 and 2020. Accordingly, the adoption of this standard did not have a material impact on our consolidated financial statements.
Cash and Cash Equivalents
Cash and cash equivalents consists of cash and short-term investments with remaining maturities of three months or less when acquired. The carrying amount of cash and cash equivalents approximates its fair value. The Company maintains deposits at financial institutions in excess of federally insured limits.
Revenue Recognition
We recognize revenue in accordance with two different accounting standards: (1) Topic 606 and Topic 842 for periods after January 1, 2021, and (2) Topic 840, for periods prior to January 1, 2021.
Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A “performance obligation” is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services. Our contracts with customers generally do not include multiple performance obligations.
Rental Revenue. Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. We also charge customers for damaged equipment, which is assessed and billed at the time a rental asset is returned to the Company and recorded within Parts Sales and Services revenue. In connection with our adoption of Topic 842, beginning January 1, 2021, we record changes in the estimated collectability of operating lease trade receivables against rental revenue. Such amounts were previously classified as selling, general and administrative expenses. Our rental contracts are for various equipment, aftermarket parts and services under 28 day or monthly agreements which include automatic renewal provisions. The majority of our rental payments are due upon receipt, with a majority billed at the end of each 28-day or monthly period. Revenue is recognized ratably over the rental agreement period and in accordance with Topic 842, and for periods prior to January 1, 2021, Topic 840. Unearned revenue is reported in deferred revenue and customer deposits in our consolidated balance sheets. We require our rental customers to maintain liability and property insurance covering the units during the rental term and to indemnify us from losses caused by the negligence of the customer, their employees or contractors.
We also provide rental customers the opportunity to enter into contracts containing a rental purchase option (“RPO”). The RPO allows the customer to earn credit towards the purchase price of the leased equipment. The earned credit is based on rental payments made. Certain leases containing these purchase options are classified as sales-type leases because the RPO purchase price related to the leased equipment is considered to be a “bargain purchase option” in the lease. Revenue on these lease contracts is recognized at the point in time when the customer’s net purchase price for the equipment meets or falls below the fair value of the equipment. Revenue from these leases is recorded as equipment sales in the Condensed Consolidated Statements of Operations.
Equipment Sales. We sell both new and used equipment. The contractual sales price for each individual product represents the standalone selling price. Our used equipment is of a sufficiently unique nature, based on specific characteristics such as its age and usage, that it does not have an observable standalone selling price. Equipment sales revenue is recognized when equipment is delivered, which is when the transfer of control is considered passed to the customer. Payment is usually due within 30 days subsequent to transfer of control of the asset. There are no rights of return or warranties offered on equipment sales.
Parts Sales and Services. We sell aftermarket parts and services. We derive our services revenue primarily from maintenance, repair and upfit services on heavy-duty trucks and cranes. Revenue from these services includes parts sales needed to complete the service work. We recognize services revenue when the service work is completed. We record revenue on a point in time basis as parts are delivered. The amount of consideration we receive for parts is based upon a list price net of discounts and incentives, and the impact of such variable consideration is factored into the amount of revenue we recognize at any point in time. The amount of consideration received for services is based upon labor hours expended and parts utilized to perform and complete the necessary services for our customers. There are no rights of return or warranties offered on parts sales. Payment is usually due and collected within 30 days subsequent to delivery of parts or performance of service.
We record sales tax billed to customers and remitted to governmental authorities on a net basis and, consequently, these amounts are excluded from revenues and expenses. Sales taxes are recorded as accrued expenses when billed.
Shipping and Handling Costs. We classify shipping and handling fees billed to customers related to the placement of rental units as rental revenues in our Consolidated Statements of Operations. We include the related shipping and handling costs in cost of rental revenue, excluding depreciation, in our Consolidated Statements of Operations. Shipping and handling fees billed to customers related to the sale of equipment and parts are recorded as equipment sales or parts sales and services revenue, respectively. The related shipping and handling costs are recorded in cost of equipment sales or cost of parts sales and services, respectively.
Trade Receivables and Allowance for Credit Losses
We are exposed to credit losses from trade receivables generated through our leasing, sales and service businesses. We assess each customer’s ability to pay for the products and services by conducting a credit review. The credit review considers expected billing exposure and timing for payment and the customer’s established credit rating. We perform a credit review of new customers at inception of the customer relationship and, for existing customers, when the customer transacts new leases or product orders after a period of dormancy. We also consider contract terms and conditions, country risk and business strategy in the evaluation.
We monitor ongoing credit exposure through an active review of customer balances against contract terms and due dates. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowances for credit losses reflect the estimate of the amount of receivables that management assesses will be unable to be collected based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease the allowances. We review the adequacy of the allowance on a quarterly basis. The allowance for doubtful accounts was $12.4 million and $6.4 million as of June 30, 2021 and December 31, 2020, respectively, and is included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
In accordance with the adoption of Topic 842, effective January 1, 2021, specifically identifiable lease revenue receivables not deemed probable of collection are recorded as a reduction of revenue. The remaining provision for credit losses, which relate to product sales and services, is recorded as selling, general and administrative expense. For periods prior to January 1, 2021, the entire provision for credit losses was recorded as a selling, general and administrative expense.

Inventory
Inventory is carried at the lower of cost or net realizable value. The Company periodically reviews inventories on hand and maintains reserves for slow-moving, excess, or obsolete inventories.
Whole goods inventory is comprised of chassis, attachments (i.e., boom cranes, aerial lifts, digger derricks, dump bodies, etc.), and the in-process costs incurred in the final assembly of those units. As part of our business model, we sell unassembled individual whole goods and whole goods with varying levels of customization direct to consumers or other dealers. Whole goods inventory also includes new equipment purchased specifically for resale to customers. These new purchases are recorded directly to inventory when received. Cost is determined by specific identification for whole goods inventory. Aftermarket parts and services inventories are recorded at weighted average cost.
Rental and Property and Equipment
Rental Equipment
Rental equipment is primarily comprised of the cost of truck-mounted aerial lifts, cranes, trucks, trailers, digger derricks, line equipment, cranes, pressure diggers, underground and other machinery and equipment. The rental equipment we purchase is recorded at cost and depreciated over the estimated rentable life of the equipment using the straight-line method over useful lives, depending on product categories, ranging from 5 to 7 years, to an estimated residual value, depending on product categories, ranging from 15% to 35%. Depreciation of rental equipment commences when a rental unit is placed into the rental fleet and becomes available to rent and the cost is depreciated whether or not the equipment is on rent. We reevaluate the estimated rentable life as rental equipment is purchased, estimating the period that the asset will be held, considering such factors as historical rental activity and expectations of future rental activity. We also reevaluate the estimated residual values of the applicable rental equipment. The residual value of equipment is affected by factors that include equipment age, amount of usage and market conditions. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These factors are considered when estimating future residual values and depreciation periods.
Expenditures for repair and maintenance that extend the useful life of the equipment and are necessary to keep an equipment unit in rentable condition are capitalized and depreciated over the estimated remaining useful life of the equipment, which is the period the repair and maintenance is expected to provide future economic benefit. When making repairs, we dispose of damaged and replaced components at their net carrying values. The cost of these disposed components is expensed as depreciation in the Consolidated Statements of Operations. The cost of routine and recurring maintenance activities related to the rental fleet are charged to expense as incurred.
Property and Equipment
Property and equipment is primarily comprised of land, buildings and improvements, machinery and equipment, and vehicles, and is carried at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method based on useful lives ranging from four to 39.5 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Leasehold improvements are depreciated over the lesser of the improvement’s useful life or the remaining lease term.
Cloud Computing Arrangement Implementation Costs
The Company has entered into certain cloud-based hosting agreements that are accounted for as service contracts. For internal-use software obtained through a hosting arrangement that is a service contract, the Company capitalizes certain implementation costs, such as costs incurred to integrate, configure, and customize internal-use software, which are consistent with costs incurred during the application development stage for on-premise software. These capitalized development costs are recorded in other assets on the Consolidated Balance Sheets. Implementation costs capitalized during both the three and six month periods ended June 30, 2021 were $2.0 million. Capitalized implementation costs are amortized straight-line over the term of the hosting arrangement plus any reasonably certain renewal periods, which range from three years to 10 years. Amortization expense for these assets is included in selling, general, and administrative expenses in the Consolidated Statements of Operations. For the three and six month periods ended June 30, 2021, amortization of these costs was not material.
Leases as Lessee
We determine if an arrangement is a lease at inception of an arrangement. Operating and finance lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As most leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. The length of a lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise those options. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less. Additionally, when accounting for leases, we combine payments for leased assets, related services and other components of a lease. Finally, we apply a portfolio approach to determine the discount rate for leases with similar characteristics.
For our leases classified as operating, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus unamortized initial direct costs, plus/(minus) any unamortized prepaid/(accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
For our leases classified as finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to the Company, or the Company is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. We expect to exercise our options to purchase the assets we lease under finance leases. Accordingly, the assets leased under the finance leases are included in rental equipment and property and equipment, and depreciation thereon is recognized in depreciation of rental equipment, cost of revenue and non-rental depreciation expense in the Condensed Consolidated Statements of Operations. When we make our contractually required payments under finance leases, we allocate a portion to reduce the finance lease obligation and a portion is recognized as interest expense.

Note 3: Business Combination
Acquisition of Custom Truck One Source, L.P.
On December 3, 2020, Nesco Holdings and Nesco Holdings II, Inc., a subsidiary of Nesco Holdings (the “Buyer” or the “Issuer”), entered into a Purchase and Sale Agreement (as amended, the “Purchase Agreement”) with certain affiliates of The Blackstone Group (“Blackstone”) and other direct and indirect equity holders (collectively, “Sellers”) of Custom Truck One Source, L.P., Blackstone Capital Partners VI-NQ L.P., and PE One Source Holdings, LLC, an affiliate of Platinum Equity, LLC (“Platinum”), pursuant to which Buyer agreed to acquire 100% of the partnership interests of Custom Truck LP. In connection with the Acquisition, Nesco Holdings and certain Sellers entered into Rollover and Contribution Agreements (the “Rollover Agreements”), pursuant to which such Sellers agreed to contribute a portion of their equity interests in Custom Truck LP (the “Rollovers”) with an aggregate value of $100.5 million in exchange for shares of Common Stock, valued at $5.00 per share. We believe the Acquisition creates a leading, one-stop shop for specialty equipment serving highly attractive and growing infrastructure end markets, including transmission and distribution, telecom, rail and other national infrastructure initiatives.
Also on December 3, 2020, Nesco Holdings entered into a Common Stock Purchase Agreement (the “Investment Agreement”) with Platinum, relating to, among other things, the issuance and sale to Platinum (the “Subscription”) of shares of Common Stock, for an aggregate purchase price in the range of $700 million to $763 million, with the specific amount calculated in accordance with the Investment Agreement based upon the total equity funding required to fund the consideration paid pursuant to the terms of the Purchase Agreement. The shares of Common Stock issued and sold to Platinum had a purchase price of $5.00 per share. In accordance with the Investment Agreement, on December 21, 2020, Nesco Holdings entered into Subscription Agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) to finance, in part, the Acquisition. Pursuant to the Subscription Agreements, concurrently with the closing of the transactions contemplated by the Investment Agreement, the PIPE Investors agreed to purchase an aggregate of 28,000,000 shares of Common Stock at $5.00 per share for an aggregate purchase price of $140 million (the “Supplemental Equity Financing”).
On April 1, 2021 (the “Closing Date”), in connection with (i) the Rollovers, the Company issued, in the aggregate, 20,100,000 shares of Common Stock to the parties to the Rollover Agreements, (ii) the Subscription, the Company issued 148,600,000 shares of Common Stock to Platinum, and (iii) the Supplemental Equity Financing, the Company issued, in the aggregate, 28,000,000 shares of Common Stock to the PIPE Investors.
Purchase Price
The Company issued 20,100,000 shares of Common Stock to Custom Truck LP equity interest holders, as well as paid cash and repaid debt obligations as consideration for the Acquisition. The trading price of the Common Stock was $9.35 per share on the Closing Date. The purchase price has been determined to be as follows:

(in $000s, except share and per share data)
Common stock issued	20,100,000
Common stock per share price as of April 1, 2021	$9.35
Fair value of common stock issued	$187,935
Cash consideration paid to equity interest holders	786,923
Repayment of debt obligations	552,600
Total purchase price	$1,527,458
Opening Balance Sheet
The Acquisition has been accounted for using the acquisition method of accounting, and the Company is considered the accounting acquirer. Under the acquisition method of accounting, we are required to assign the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the purchase price over those fair values is recorded as goodwill. The total purchase price has been assigned to the underlying assets acquired and liabilities assumed based upon their fair values as of the Closing Date, and the estimated fair values have been recorded based on independent valuations, discounted cash flow analysis, quoted market prices, contributory asset charges, and estimates made by management, which estimates fall under “Level 3” of the fair value hierarchy (as defined in Note 14: Fair Value Measurements). The following table summarizes the April 1, 2021 preliminary fair values of the assets acquired and liabilities assumed. The final assessment of the fair value of the Custom Truck LP assets acquired and liabilities assumed, including estimates of fair values for inventory, property and equipment, rental equipment, certain intangible assets, deferred income taxes and the final assignment of goodwill to reporting units, was not complete as of June 30, 2021. The preliminary fair values are subject to change pending a final determination of the fair values of assets acquired and liabilities assumed as more information is received about their respective values.

(in $000s)
Accounts and financing receivables (a)	$109,681
Inventory	434,328
Other current assets	14,080
Property and equipment (b)	105,113
Rental equipment	568,034
Intangible assets (c)	301,000
Operating lease assets	23,766
Other assets	18,223
Total identifiable assets acquired	1,574,225
Current liabilities	(415,844)
Long-term debt	(22,607)
Operating lease liabilities-noncurrent	(21,308)
Deferred tax and other liabilities	(29,251)
Total identifiable liabilities assumed	(489,010)
Total net assets	1,085,215
Goodwill (d)	442,243
Net assets acquired (purchase price)	$1,527,458
a.The preliminary estimated fair value of accounts and financing receivables is $109.7 million, with the gross contractual amount being $116.7 million. The Company estimates $7.0 million to be uncollectible.
b.Acquired property and equipment is primarily comprised of land, buildings and improvements with a preliminary estimated fair value of $67.8 million, and machinery, equipment and vehicles, with a preliminary estimated fair value of $31.8 million, as well as other property with a preliminary estimated fair value of $5.5 million.
c.The acquired identified intangible assets are comprised of trade names, with a preliminary estimated fair value of $151.0 million, and customer relationships, with a preliminary estimated fair value of $150.0 million. The weighted average useful lives of the trade names and the customer relationships are estimated to be 15 years and 12 years, respectively.
d.The goodwill recognized is attributable primarily to synergies and economies of scale provided by the acquired rental and new equipment sales businesses, as well as the assembled workforce of Custom Truck LP. A portion of the goodwill is expected to be deductible for income tax purposes.
Custom Truck LP generated $312.1 million of revenue and $13.6 million of pre-tax loss since the Closing Date, which is included in the condensed consolidated statement of operations for the three and six months ended June 30, 2021.

Financing Transactions
On the Closing Date, the Issuer issued $920 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes were issued pursuant to an indenture, dated as of April 1, 2021, by and among the Issuer, Wilmington Trust, National Association, as trustee, and the guarantors party thereto (the “Indenture”). The Issuer will pay interest on the Notes semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021. Unless earlier redeemed, the 2029 Secured Notes will mature on April 15, 2029. The notes were offered pursuant to a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside of the United States in reliance on Regulation S under the Securities Act. The proceeds from the issuance and sale of the 2029 Secured Notes were used to consummate the Acquisition and to repay the Senior Secured Notes due 2024 (see Note 9: Debt), repay certain indebtedness of Custom Truck LP and pay certain fees and expenses related to the Acquisition and financing transactions.
Also on the Closing Date, the Buyer, its direct parent, and certain of its direct and indirect subsidiaries entered into a senior secured asset based revolving credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and certain other lenders party thereto, consisting of a $750.0 million first lien senior secured asset based revolving credit facility with a maturity of five years (the “ABL Facility”), which includes borrowing capacity for revolving loans (with a swingline sub-facility) and the issuance of letters of credit. Proceeds from the ABL Facility were used to finance the repayment of certain indebtedness of (i) Custom Truck LP under that certain Credit Agreement, dated as of April 18, 2017 (the “Custom Truck LP Credit Facility”), by and among Custom Truck LP, the other entities party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, and (ii) Buyer under that certain Credit Agreement, dated as of July 31, 2019 (the “2019 Credit Facility”), by and among Capitol Investment Merger Sub 2, LLC, the other entities party thereto and JPMorgan Chase Bank, N.A., as administrative agent, as well as to pay fees and expenses related to the Acquisition and the financing transactions.
Pro Forma Information
The below pro forma information is presented for the three and six month periods ended June 30, 2021 and 2020 and uses the estimated fair value of assets and liabilities on the Closing Date, and makes the following assumptions: (1) removes acquisition-related costs and charges that were recognized in the Company's condensed consolidated financial statements in the three and six months ended June 30, 2021 and applies these costs and charges to the three and six months ended June 30, 2020, as if the Acquisition and related financing transactions had occurred on January 1, 2020; (2) removes the loss on the extinguishment of debt that was recognized in the Company's condensed consolidated financial statements in the three and six months ended June 30, 2021 and applies the charge to the three and six months ended June 30, 2020, as if the debt extinguishment giving rise to the loss had occurred on January 1, 2020; (3) adjusts for the impacts of purchase accounting in the three and six months ended June 30, 2021 and 2020; (4) adjusts interest expense, including amortization of debt issuance costs, to reflect borrowings on the ABL Facility and issuance of the 2029 Secured Notes, as if the funds had been borrowed and the notes had been issued on January 1, 2020 and used to repay Nesco’s 2019 Credit Facility, Nesco’s Senior Secured Notes due 2024 (both as defined in Note 9: Debt) and the Custom Truck LP Credit Facility and term loan; and (5) adjusts for the income tax effect using a tax rate of 25%. The pro forma information is not necessarily indicative of the Company’s results of operations had the Acquisition been completed on January 1, 2020, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies, synergies, or revenue opportunities that could result from the Acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2021	2020	2021	2020
Revenue	$375,111	$294,506	$769,881	$648,345
Net income (loss)	$(57,613)	$(18,602)	$(51,284)	$(117,196)
The following presents a summary of the pro forma adjustments that are directly attributable to the business combination:

		Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)		2021	2020	2021	2020
Increase (decrease) net income/loss:
Impact of fair value mark-ups on inventory	a	$9,388	$(8,858)	$1,342	$(17,719)
Impact of fair value mark-ups on rental fleet depreciation	b	—	(2,132)	(7,257)	(3,580)
Intangible asset amortization and other depreciation expense	c	—	(3,241)	(8,276)	(6,056)
Transaction expenses	d	24,575	—	40,277	(40,277)
Interest expense and amortization of debt issuance costs	e	—	10,529	9,042	24,676
Loss on extinguishment of debt refinanced	f	61,695	—	61,695	(61,695)
Income tax expense	g	(23,915)	926	(24,206)	26,163
a.Represents adjustments to cost of revenue for the run-off of the mark-up in fair value of inventory acquired and applied to the three and six month periods ended June 30, 2020.
b.Represents the adjustment for depreciation of rental fleet relating to the estimated increase in the value of the rental fleet to its fair value.
c.Represents the differential in amortization and depreciation of non-rental equipment related to the respective fair values of the assets.
d.Represents adjustments for transaction expenses that are applied to the three and six month periods ended June 30, 2020.
e.Reflects the differential in interest expense, inclusive of amortization of capitalized debt issuance costs, related to our debt structure after the Acquisition as though the following had occurred on January 1, 2020: (i) borrowings under the ABL Facility; (ii) repayment of the 2019 Credit Facility; (iii) repayment of the Senior Secured Notes due 2024; (iv) repayment of the Custom Truck LP Credit Facility; and (v) borrowing under the 2029 Secured Notes.
f.Represents the adjustment of the loss on extinguishment of debt applied to the six month period ended June 30, 2020 as though the repayment of the 2019 Credit Facility and Senior Secured Notes due 2024 had occurred on January 1, 2020.
g.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%. This rate may vary from the actual effective rate of the historical and combined businesses.
Transaction Costs
The Company expensed approximately $24.6 million and $35.0 million in transaction costs related to the Acquisition within transaction expenses and other in the three and six month periods ended June 30, 2021, respectively.

Note 4: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas in the three and six month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in $000s)
United States	$369,515	$66,368	$446,981	$146,070
Canada	5,596	998	6,429	2,367
Mexico	—	1,115	—	1,787
Total revenue	$375,111	$68,481	$453,410	$150,224
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complimented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three and six month periods ended June 30, 2021 and 2020 are presented in the tables below.

	Three Months Ended June 30,			Three Months Ended June 30,
	2021			2020
(in $000s)	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental	$94,713	$—	$94,713	$45,048	$—	$45,048
Shipping and handling	—	3,826	3,826	—	1,936	1,936
Total rental revenue	94,713	3,826	98,539	45,048	1,936	46,984
Sales and services:
Equipment sales	6,806	240,869	247,675	—	10,400	10,400
Parts and services	2,800	26,097	28,897	—	11,097	11,097
Total sales and services	9,606	266,966	276,572	—	21,497	21,497
Total revenue	$104,319	$270,792	$375,111	$45,048	$23,433	$68,481

	Six Months Ended June 30,			Six Months Ended June 30,
	2021			2020
(in $000s)	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental	$140,899	$—	$140,899	$93,961	$—	$93,961
Shipping and handling	—	5,929	5,929	—	4,017	4,017
Total rental revenue	140,899	5,929	146,828	93,961	4,017	97,978
Sales and services:
Equipment sales	6,806	258,856	265,662	—	27,070	27,070
Parts and services	2,800	38,120	40,920	—	25,176	25,176
Total sales and services	9,606	296,976	306,582	—	52,246	52,246
Total revenue	$150,505	$302,905	$453,410	$93,961	$56,263	$150,224

Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
The Company manages credit risk associated with its accounts receivable at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842 (or, Topic 840 for periods prior to January 1, 2021), the discussions below on credit risk and the Company's allowance for credit losses address the Company's total revenues. Concentration of credit risk with respect to the Company's receivables is limited because of a large number of geographically diverse customers who operate in a variety of end user markets. The Company manages credit risk through credit approvals, credit limits, and other monitoring procedures.
The Company’s allowance for credit losses reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are based upon a review of outstanding receivables, the related aging, including specific accounts if deemed necessary, and on the Company’s historical collection experience. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimates reflect changing circumstances, including changes in the economy or in the particular circumstances of individual customers, and as a result, the Company may be required to increase or decrease its allowance. During the three and six month periods ended June 30, 2021, the Company recognized bad debt expense of $6.0 million as reductions of rental revenue in accordance with the collectability provisions of Topic 842. During the three and six month periods ended June 30, 2021, the Company recognized $0.2 million and $1.4 million, respectively (compared to bad debt expense in the three and six month periods ended June 30, 2020 of $0.6 million and $1.4 million, respectively), within selling, general and administrative expense in its Condensed Consolidated Statements of Operations, which included changes in its allowances for credit losses.
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of June 30, 2021 and December 31, 2020, the Company had approximately $1.6 million and $1.0 million, respectively, of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $19.7 million in deposits as of June 30, 2021.

The Company does not have material contract assets, and it did not recognize any material impairments of any contract assets.
The primary costs to obtain contracts for new and rental unit sales with the Company's customers are commissions. The Company pays its salesforce commissions related to the sale and rental of new and used units. For new unit and rental unit sales, the period benefited by each commission is less than one year. As a result, the Company has applied the practical expedient for incremental costs of obtaining a sales contract and expenses commissions as incurred.

Note 5: Financing Receivables
The Company’s financing receivables are related to sales-type leases and are collateralized by a security interest in the underlying equipment. Financing receivables, net of unearned income of $0.3 million, were $22.3 million as of June 30, 2021.

Note 6: Inventory
Inventory consisted of the following:

(in $000s)	June 30, 2021	December 31, 2020
Whole goods	$338,164	$3,276
Aftermarket parts and services inventory	76,297	28,091
Inventory, net	$414,461	$31,367

Note 7: Floor Plan Financing
Floor plan payables were assumed in connection with the Acquisition and represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility. As of June 30, 2021, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows (in thousands):

(in $000s)	June 30, 2021
Trade:
Daimler Truck Financial	$47,612
PACCAR Financial Services	36,451
Trade floor plan payables	$84,063
Non-trade:
PNC Equipment Finance, LLC	$168,263
Non-trade floor plan payables	$168,263
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $2.1 million for the three and six month periods ended June 30, 2021.
Trade Floor Plan Financing:
Daimler Truck Financial
The Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) bears interest at a rate of Prime plus 0.80% after an initial interest free period of up to 150 days. The total capacity under the Daimler Facility is $175.0 million.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $50.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.4%.

Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement provides the Company with a $295.0 million revolving credit facility, which matures on August 25, 2022 and bears interest at a rate of LIBOR plus 3.05%.

Note 8: Rental Equipment
Rental equipment consisted of the following:

(in $000s)	June 30, 2021	December 31, 2020
Rental equipment	$1,212,184	$654,547
Less: accumulated depreciation	(346,208)	(318,735)
Rental equipment, net	$865,976	$335,812

Note 9: Debt
Debt obligations and associated interest rates consisted of the following:

	June 30,	December 31,	June 30,	December 31,
(in $000s)	2021	2020	2021	2020
ABL Facility	$385,000	$—	1.8%
2019 Credit Facility	—	250,971		3.4%
2029 Secured Notes	920,000	—	5.5%
Senior Secured Notes due 2024	—	475,000		10.0%
Notes payable	40,761	2,379	3.0%-5.0%	5.0%
Total debt outstanding	1,345,761	728,350
Deferred finance fees	(35,440)	(11,212)
Net debt	1,310,321	717,138
Less: current maturities	(6,037)	(1,280)
Long-term debt	$1,304,284	$715,858
In connection with the Acquisition and related financing transactions, on April 1, 2021, the Company entered into the ABL Facility and repaid the Custom Truck LP Credit Facility and Nesco’s 2019 Credit Facility as described in Note 3: Business Combination. Additionally, on April 1, 2021, the Company redeemed all of Nesco’s Senior Secured Notes due 2024 and paid a make-whole premium. The terms of the ABL Facility and 2029 Secured Notes are described below. The financing transactions related to the Acquisition resulted in the recognition of a loss on the extinguishment of debt in the three and six month periods ended June 30, 2021, comprised of (i) the elimination of unamortized deferred financing fees related to the 2019 Credit Facility and the Senior Secured Notes due 2024 of $8.2 million and, (ii) the payment of the make-whole premium to holders of the Senior Secured Notes due 2024 of $38.5 million. Additionally, prior to the consummation of the Acquisition, on December 3, 2020, the Company entered into a bridge financing commitment that was available to be used to provide a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Acquisition. Because the Company entered into the ABL Facility and issued the 2029 Secured Notes, financing under the bridge facility was not used; however, on the Closing Date, the Company paid $15.0 million in fees to the bridge financing parties, which fees are included in loss on extinguishment of debt, in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2021.
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
As of June 30, 2021, borrowing availability under the ABL Facility was $355.2 million, and outstanding standby letters of credit were $3.7 million. Borrowings under the ABL Facility will bear interest at a floating rate, which, at Buyer’s election, will be (a) in the case of U.S. dollar denominated loans, either (i) LIBOR plus an applicable margin or (ii) the base rate plus an applicable margin; or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (a) with respect to base rate loans, 0.50% to 1.00% and (b) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
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
The obligations under the ABL Facility are guaranteed by Capitol Investment Merger Sub 2, LLC, Buyer and each of Buyer’s existing and future direct and indirect wholly owned domestic restricted subsidiaries, subject to certain exceptions, as well as certain of Buyer’s material Canadian subsidiaries (the “ABL Guarantors”). The obligations under the ABL Facility and the guarantees of those obligations are secured by (subject to certain exceptions): (i) a first priority pledge by each ABL Guarantor of all of the equity interests of restricted subsidiaries directly owned by such ABL Guarantors (limited to 65% of voting capital stock in the case of foreign subsidiaries owned directly by a U.S. subsidiary and to certain other exceptions and subject to certain exceptions in the case of non-wholly owned subsidiaries) and (ii) a first priority security interest in substantially all of the ABL Guarantors’ present and after-acquired assets (subject to certain exceptions).
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
Notes Payable
Notes payable requires the Company to pay monthly and quarterly interest payments and the notes have maturities beginning in 2022 through 2026. Notes payable includes (i) debt assumed from the Acquisition related to borrowings for facilities renovations and to support general business activities, (ii) notes payable related to past businesses acquired, and (iii) term loans. During the three months ended June 30, 2021, the Company consolidated certain notes payable assumed from the Acquisition into a $23.9 million loan agreement with Security Bank of Kansas City (“SBKC”) that bears interest at a rate of 3.125% per annum, and a $3.5 million loan agreement with SBKC that bears interest at a rate of 3.5% per annum.

Note 10: Leases as Lessee
Our operating lease agreements primarily consist of real estate property, such as warehouses and office buildings, in addition to personal property, such as vehicles and equipment. The majority of our lease arrangements are comprised of fixed payments and a limited number of these arrangements include a variable payment component based on certain index fluctuations. We also lease certain rental equipment under master lease agreements, which are classified as finance leases. The master lease agreements are typically for a five-year period, at the end of which we are entitled to return or purchase the equipment, or extend the life of the lease.
The adoption of Topic 842 resulted in the recording of assets and lease liabilities of approximately $12.4 million and $12.4 million, respectively, as of January 1, 2021. The adoption did not have a material impact to our Consolidated Statements of Operations or Cash Flows.
Components of Lease Expense
The components of lease expense are as follows:

(in $000s)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease cost	$2,014	$2,788
Finance lease cost:
Amortization of lease assets	$694	$1,358
Interest on lease liabilities	$376	$595
Short-term lease cost	$1,607	$1,923
Sublease income	$(1,913)	$(2,568)
Total lease cost	$2,778	$4,096

Supplemental Cash Flow Information
Supplemental cash flow information related to leases is as follows:

(in $000s)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$2,014	$2,788
Operating cash outflows - interest payments on finance leases	$376	$595
Finance cash outflows - payments on finance lease obligations	$1,624	$2,579
Supplemental Balance Sheet Information
Supplemental balance sheet information related to leases is as follows:

(in $000s)	June 30, 2021
Operating leases
Operating lease assets	$38,249

Operating lease liabilities - current	$4,967
Operating lease liabilities - noncurrent	33,493
Total operating lease liabilities	$38,460

Finance leases
Property and equipment	$4,268
Accumulated depreciation	(851)
Property and equipment, net	$3,417

Rental equipment	$21,567
Accumulated depreciation	(9,794)
Rental equipment, net	$11,773
Future Maturities and Payment Information
Maturities of lease liabilities as of June 30, 2021 are as follows:

(in $000s)	Operating Leases	Finance Leases
2021 (July 1 - December 31)	$3,595	$3,424
2022	6,828	5,032
2023	6,491	2,630
2024	5,770	3,851
2025	4,983	7
Thereafter	24,890	—
Total lease payments	52,557	14,944
Less: imputed interest	(14,097)	(3,153)
Total present value of lease liabilities	$38,460	$11,791
The weighted average discount rate under operating and finance leases was 6% and 9%, respectively, as of June 30, 2021. The weighted average remaining lease term under operating and finance leases was 9.7 years and 1.8 years, respectively, as of June 30, 2021.

Note 11: Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

(in $000s)	Weighted Average Remaining Life (Years)	June 30, 2021	December 31, 2020
Goodwill		$680,295	$238,052
Intangible assets:
Trade names	16.0	180,780	29,780
Customer relationships	26.0	202,170	52,170
Non-compete agreements and other	0.5	520	520
Intangible assets		383,470	82,470
Less: accumulated amortization		(28,977)	(14,891)
Intangible assets, net		$354,493	$67,579
Supplemental Goodwill Information
We recognize goodwill when the purchase price of an acquired business exceeds the fair value of net assets acquired. The increase in goodwill as of June 30, 2021 relates to the Acquisition of Custom Truck LP (see Note 3: Business Combination, for additional information). Goodwill is not amortized for financial reporting purposes.
We perform our goodwill impairment analysis annually on October 1 or more frequently if an event or circumstance (such as a significant adverse change in the business climate, operating performance metrics, or legal factors) indicates that an impairment may have occurred. Goodwill is impaired when its carrying value exceeds its implied fair value. Recognized goodwill is assigned to our reporting units using an income approach based on the present value of estimated future cash flows. Additionally, intangible assets with indefinite lives that are not amortized are tested annually for impairment on October 1, or more frequently if an event or circumstance indicates that an impairment loss may have occurred. During the three and six months ended June 30, 2021, there were no triggering events necessitating an interim impairment test of goodwill.
As discussed in Note 3: Business Combination, the Company acquired Custom Truck LP on April 1, 2021 and the allocation of the purchase price is preliminary. Accordingly, goodwill has been assigned to our ERS segment, TES segment and APS segment on a preliminary basis. The preliminary goodwill allocation by segment as of June 30, 2021 was: $481.8 million to the ERS segment, $161.6 million to the TES segment and $36.9 million to the APS segment. As of December 31, 2020, goodwill related to our ERS segment and APS segment was $229.5 million and $8.7 million, respectively.
Supplemental Intangible Asset Information
Amortization Expense
As of June 30, 2021, estimated amortization expense for intangible assets for each of the next five years and thereafter is estimated to be as follows:

(in $000s)	Amortization
2021 (July 1 - December 31)	$32,245
2022	32,332
2023	25,325
2024	25,314
2025	25,314
Thereafter	213,963
Total estimated future amortization expense	$354,493
NESCO Trade Name
In connection with the Acquisition and the combination of the businesses of Nesco Holdings and Custom Truck LP, the Company’s products and services will no longer be marketed under the “NESCO” brand. Accordingly, management began the process of discontinuing the brand, which includes the use of trade names such as, “NESCO Specialty” and “NESCO Sales and Rentals.” Prior to the Acquisition, the trade name intangible asset was carried as an indefinite-lived intangible asset. As a result of the decommissioning of the brand, we determined that the trade name intangible asset should be reclassified to a definite-lived asset. Accordingly, the intangible asset will be amortized over a 12-month period, which is the estimated remaining period of economic benefit to the Company.

Note 12: Earnings (Loss) Per Share
Diluted net loss per share includes the effects of potentially dilutive shares of common stock. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation, all of which have been excluded from the calculation of diluted net loss per share because earnings are at a net loss and therefore, the potentially dilutive effect would be anti-dilutive. Our potentially dilutive shares aggregated 25.6 million and 26.0 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, our potentially dilutive shares aggregated 27.5 million and 27.1 million, respectively.
The following tables set forth the computation of basic and dilutive loss per share:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in $000s, except share and per share data)	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic loss per share	$(129,356)	243,752,075	$(0.53)	$(13,150)	49,033,903	$(0.27)
Dilutive common share equivalents	—	—		—	—
Diluted loss per share	$(129,356)	243,752,075	$(0.53)	$(13,150)	49,033,903	$(0.27)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in $000s, except share and per share data)	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic loss per share	$(157,263)	146,996,815	$(1.07)	$(29,119)	49,033,903	$(0.59)
Dilutive common share equivalents	—	—		—	—
Diluted loss per share	$(157,263)	146,996,815	$(1.07)	$(29,119)	49,033,903	$(0.59)

Note 13: Share-Based Compensation
On July 8, 2021, the Company's stockholders approved the Amended and Restated 2019 Omnibus Incentive Plan, which increased the total authorized shares of Common Stock to 14,650,000 (the “Plan”). The purpose of the Plan is to provide the Company and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity-based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash based awards. At June 30, 2021, there were approximately 693,800 shares in the share reserve still available for issuance. Following the aforementioned July 8, 2021 amendment to add 8,500,000 shares of Common Stock to the Plan and contemporaneous grant of equity awards, there were approximately 6,723,800 shares in the share reserve available for issuance as of the end of July 8, 2021.
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and deferred compensation. Compensation expense for equity awards recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations was $7.2 million and $7.9 million for the three and six months ended June 30, 2021, respectively ($0.6 million and $1.0 million for the for the three and six months ended June 30, 2020, respectively).
Restricted Stock Units and Performance Stock Units
The following table summarizes the Company’s RSU and PSU award activity:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	1,177,592	$4.05	—	$—
Granted	1,002,692	$10.38	910,000	$6.54
Forfeited/cancelled/expired	(19,300)	$2.13	—	$—
Vested	(721,476)	$4.14	—	$—
Outstanding, June 30, 2021	1,439,508	$8.46	910,000	$6.54
At June 30, 2021, unrecognized compensation expense related to these awards was $17.1 million and is expected to be recognized over a remaining period of 4.0 years.

Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding stock options, December 31, 2020	2,391,916	$6.43
Granted	—	$—
Exercised	(460,000)	$5.08
Forfeited/cancelled/expired	(6,700)	$3.81
Outstanding stock options, June 30, 2021	1,925,216	$6.76
At June 30, 2021, unrecognized compensation expense related to stock options was $0.9 million and is expected to be recognized over a remaining period of 2.0 years.

Note 14: Fair Value Measurements
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
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
June 30, 2021
ABL Facility	$385,000	$—	$385,000	$—
2029 Secured Notes	920,000	—	956,800	—
Other notes payable	40,761	—	40,761	—
Derivative and warrant liabilities	24,681	—	4,856	19,825

December 31, 2020
2019 Credit Facility	$250,971	$—	$250,971	$—
Senior Secured Notes due 2024	475,000	—	519,379	—
Other notes payable	2,379	—	2,379	—
Derivative and warrant liabilities	7,012	—	7,012	—
The carrying amounts of the ABL Facility, the 2019 Credit Facility and other notes payable approximated fair value as of June 30, 2021 and December 31, 2020 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes and Senior Secured Notes due 2024 is calculated using Level 2 inputs, based on bid prices obtained from brokers. The Level 3 fair value presented above consists of the fair value of the Non-Public Warrants (as defined in Note 15: Financial Instruments). The Company estimated the fair value using the Black-Scholes option-pricing model based on the market value of the underlying common stock, the remaining contractual term of the warrant, risk-free interest rates and expected dividends, and expected volatility of the price of the underlying common stock.

Note 15: Financial Instruments
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
The Company’s predecessor, Capitol Investment Corp. IV, an entity formed on May 1, 2017, as a special purpose acquisition company (“Capitol” or the “SPAC”), issued warrants for the purchase of approximately 7.5 million shares of the Company’s common stock pursuant to a private placement agreement (the “Non-Public Warrants”). In connection with the SPAC’s initial public offering, warrants for the purchase of approximately 13.4 million shares of the Company’s common stock were issued to public investors (the “Public Warrants”). The Public Warrants together with the Non-Public Warrants may hereafter collectively be referred to as the “Warrants.”
The Warrants provide for the purchase of approximately 20.9 million shares of the Company’s common stock. Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to certain adjustments. The Warrants are currently exercisable and terminate on the earlier to occur of (i) July 31, 2024, and (ii) the redemption date. The Company may redeem the Public Warrants at a price of $0.01 per Public Warrant upon providing 30-days’ notice, only in the event that the last sale price of the common stock is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company elects to redeem the Public Warrants as described above, the Public Warrant may be exercised on a “cashless basis.” The redemption rights do not apply to the Non-Public Warrants if at the time of the redemption such Non-Public Warrants continue to be held by the initial holders as of July 31, 2019, or their affiliates or permitted transferees; however, once such Non-Public Warrants are transferred (other than to an affiliate or permitted transferee), the Company may redeem those Non-Public Warrants that have been transferred in a manner similar to any Public Warrants. In periods prior to the quarter ended March 31, 2021, the Company accounted for both the Public and Non-Public Warrants as freestanding equity-classified instruments.
On April 12, 2021, the Securities and Exchange Commission issued Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Statement”). The Statement indicated that, if warrant agreements can provide for potential changes to the settlement amounts that depend on the characteristics of the holder of the warrant, such provisions would preclude the warrants from being indexed to the entity’s stock, and, therefore, result in classification of the warrants as a liability measured at fair value, with changes in fair value each period reported in earnings. The Company’s warrant agreement provides for a different settlement amount in a cashless exercise for holders of the Non-Public Warrants upon exercise at any time as compared to holders of the Public Warrants upon the Company's election to redeem; therefore, the Non-Public Warrants are precluded from being indexed to the Company’s stock and should have been classified as liabilities.
The Public Warrants continue to be accounted for as freestanding equity-classified instruments because the Company has the ability to settle with holders of the Public Warrants either by net-share or physical settlement. Because the Non-Public Warrants do not meet the “indexed to the entity’s stock” condition, they should have been accounted for as a derivative liability and remeasured at their estimated fair value each period. The change in fair value each period should have been reported in the Company’s consolidated statement of operations. The effect of correcting the accounting for the Non-Public Warrants from an equity-classified instrument to a liability instrument resulted in the reclassification of $10.3 million from Additional paid-in capital to Derivative and warrant liabilities on the Company’s consolidated balance sheet as of January 1, 2021, which represents the initial value of the Non-Public Warrants that should have been recognized on July 31, 2019, the date on which the Company merged with the SPAC. For the three and six months ended June 30, 2021, the Company recognized an expense of $1.4 million and $9.0 million, respectively, in Other (income) expense in its consolidated statement of operations related to the fair value remeasurement. Included in the remeasurement amount is an income amount of $1.4 million in the six month period ended June 30, 2021 representing the net change in the fair value of the Non-Public Warrants from July 31, 2019 (the issue date of the Non-Public Warrants) to December 31, 2019, of $6.1 million in income, offset by $4.7 million in expense from the change in fair value for the year ended December 31, 2020. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated for the interim or annual periods prior to January 1, 2021, the Company applied the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, E, and concluded that the effect of the error on prior period financial statements was not material. The Company also evaluated if the cumulative effect of correcting the prior period misstatement in its consolidated financial statements would be material to either the quarter, or annual period, in the six months ended June 30, 2021, and the forecasted year ending December 31, 2021, respectively. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. The Company concluded the impact of correcting the accounting for the Non-Public Warrants on the Company’s consolidated statement of operations for the six-months ended June 30, 2021, and the forecasted year ending December 31, 2021, is immaterial.

Derivatives Not Designated as Hedges
On July 17, 2019, we entered into an interest rate collar (the “Collar”) agreement to mitigate the risk of changes in the interest rate paid during the contract period for $170.0 million of the Company’s variable rate loans. Under the Collar, we are required to pay the counterparty to the agreement an amount equal to the difference between a monthly LIBOR-based interest rate and a defined interest rate floor; conversely, we are entitled to receive from the counterparty an amount equal to the excess of a LIBOR-based interest rate and a defined interest rate cap. The required payments due to or due from the counterparty are calculated by applying the interest rate differential to the notional amount ($170.0 million) and are determined monthly through July 31, 2024. The Collar expires in July 2024 and has not been designated as a cash flow hedge. The Collar is carried at fair value and reported in Derivative and warrant liabilities on the Company's Condensed Consolidated Balance Sheets ($4.9 million and $7.0 million as of June 30, 2021 and December 31, 2020, respectively) as a Level 2 measurement (see Note 14: Fair Value Measurements). The change in fair value of the Collar is recognized in Other expense (income), net in our Condensed Consolidated Statements of Operations (($0.4 million) and $0.8 million in the three months ended June 30, 2021 and 2020, respectively, and ($2.16 million) and $6.8 million in the six months ended June 30, 2021 and 2020, respectively ).
The counterparty to the Collar is an investment grade major international financial institution. The Company could be exposed to losses in the event of nonperformance by the counterparty; however, the credit rating and the concentration of risk in this financial institution are monitored on a continuous basis and present no significant credit risk to the Company.

Note 16: Income Taxes
We are subject to taxation in all jurisdictions in which we operate within the United States and Canada. Substantially all of our income before income taxes for all periods presented is U.S. sourced. As a result of the acquisition of Custom Truck LP, the Company expects to be able to amortize for U.S. tax purposes, a portion of the goodwill recognized from the Acquisition. For U.S. income taxes, the Acquisition was partly a taxable acquisition and partly a non-taxable acquisition. Accordingly, the taxable component is expected to give rise to increases in the tax bases for a portion of the net assets acquired, while the non-taxable component will result in a carryforward of pre-acquisition tax bases (referred as, “carryover basis”) for a portion of the net assets acquired. The differential between the fair values of the assets acquired and the carryover basis has been recognized as a deferred tax liability as of the Closing Date (see Note 3: Business Combination). Additionally, certain federal and state net operating loss and interest expense carryforwards were acquired in the Acquisition and the utilization of these is subject to limitations prescribed by U.S. Internal Revenue Code (“Code”) Section 382 (“Section 382”).
We record a valuation allowance against deferred tax assets when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance recorded relates to federal and state net operating loss carryforwards, as well as, disallowed interest expense deduction carryforwards. Due to several factors, including losses in recent years, the significant net operating loss and interest expense carryforwards, and limitations of the deductibility of such carryforwards pursuant to Section 382, we have determined that the realization of these deferred tax assets is not certain. As a result, we recorded a valuation allowance against our deferred tax assets to the extent they are not realizable. The Company's effective tax rate for the six months ended June 30, 2021 and 2020 of negative 7.3% and 1.1%, respectively, differs from the U.S. federal statutory tax rate due primarily to the recording of valuation allowances.

Note 17: Commitments and Contingencies
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
Custom Truck LP’s withholdings of federal excise taxes for each of the four quarterly periods during 2015 are currently under audit by the Internal Revenue Service (the “IRS”). The IRS issued an assessment on October 28, 2020 in an aggregate amount of $2.4 million for the 2015 periods, alleging that certain types of sold equipment are not eligible for the Mobile Machinery Exemption set forth in the Code. An appeal was filed on January 28, 2021. Based on management’s understanding of the facts and circumstances, including the relevant provisions of the Code, and historical precedent, including previous successful appeals of similar assessments in prior years, management does not believe the likelihood of a loss resulting from the IRS assessment to be probable at this time.
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

Note 18: Related Party Transactions
The Company has transactions with related parties as summarized below.
Rentals and Sales — Energy Capital Partners (“ECP”), a stockholder in the Company, and their affiliates have ownership interests in a broad range of companies. The Company has entered into commercial transactions with subsidiaries of PLH Group, Inc., a company partially owned by an affiliate of ECP.
The Company rents and sells equipment and provides services to R&M Equipment Rental, a business partially owned by members of the Company’s management. The Company also rents equipment and purchases inventory, from R&M Equipment Rental.
Facilities Leases — The Company leases certain facilities from entities owned by members of the Company’s management and their immediate families. Monthly rental payments on these leases total less than $0.1 million. Rent expense is recorded in selling, general, and administrative expenses.
Management Fees — The Company entered into the Corporate Advisory Services Agreement with Platinum effective as of the Closing Date, under which management fees are payable to Platinum quarterly.
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2021	2020	2021	2020
Total revenues from transactions with related parties	$7,614	$2,329	$9,738	$5,181
Expenses incurred from transactions with related parties included in cost of revenue	$1,174	$—	$1,174	$—
Expenses incurred from transactions with related parties included in operating expenses	$1,631	$—	$1,631	$—
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	June 30, 2021	December 31, 2020
Accounts receivable from related parties	$4,367	$3,506
Accounts payable to related parties	$1,589	$—

Note 19: Segments
Our operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on gross profit. The accounting policies of the reportable segments are consistent with those described in Note 2: Summary of Significant Accounting Policies to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. In the second quarter of 2021, we changed our reportable segments, consistent with how we currently manage the business, in three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). The segment operations are described in Note 1: Business and Organization to these financial statements.

Segment information presented below has been adjusted for all prior periods consistent with the current reportable segment presentation.
The Company’s segment results for the three and six month periods ended June 30, 2021 and 2020 are presented in the tables below:

	Three Months Ended June 30,				Three Months Ended June 30,
	2021				2020
(in $000s)	ERS	TES	APS	Total	ERS	TES	APS	Total
Revenue:
Rental	$95,081	$—	$3,458	$98,539	$43,025	$—	$3,959	$46,984
Equipment sales	32,555	215,120	—	247,675	4,982	5,418	—	10,400
Parts and services	—	—	28,897	28,897	—	—	11,097	11,097
Total revenue	127,636	215,120	32,355	375,111	48,007	5,418	15,056	68,481
Cost of revenue:
Rentals/parts and services	27,524	—	28,379	55,903	13,236	—	10,894	24,130
Equipment sales	34,529	194,810	—	229,339	3,536	4,777	—	8,313
Depreciation of rental equipment	42,192	—	987	43,179	18,559	—	1,137	19,696
Total cost of revenue	104,245	194,810	29,366	328,421	35,331	4,777	12,031	52,139
Gross profit	$23,391	$20,310	$2,989	$46,690	$12,676	$641	$3,025	$16,342

	Six Months Ended June 30,				Six Months Ended June 30,
	2021				2020
(in $000s)	ERS	TES	APS	Total	ERS	TES	APS	Total
Revenue:
Rental	$139,811	$—	$7,017	$146,828	$90,078	$—	$7,900	$97,978
Equipment sales	43,040	222,622	—	265,662	14,075	12,995	—	27,070
Parts and services	—	—	40,920	40,920	—	—	25,176	25,176
Total revenue	182,851	222,622	47,937	453,410	104,153	12,995	33,076	150,224
Cost of revenue:
Rentals/parts and services	43,061	—	39,413	82,474	26,174	—	23,802	49,976
Equipment sales	41,269	201,735	—	243,004	11,264	11,431	—	22,695
Depreciation of rental equipment	59,077	—	1,946	61,023	37,535	—	2,273	39,808
Total cost of revenue	143,407	201,735	41,359	386,501	74,973	11,431	26,075	112,479
Gross profit	$39,444	$20,887	$6,578	$66,909	$29,180	$1,564	$7,001	$37,745
Total assets by operating segment are not disclosed herein because asset by operating segment data is not reviewed by the chief operating decision-maker (“CODM”) to assess performance and allocate resources.
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2021	2020	2021	2020
Gross profit	$46,690	$16,342	$66,909	$37,745
Selling, general and administrative	51,264	11,754	63,314	24,193
Amortization	13,332	772	14,086	1,463
Non-rental depreciation	951	28	972	53
Transaction expenses and other	24,575	1,269	35,023	2,721
Loss on extinguishment of debt	61,695	—	61,695	—
Interest expense, net	19,723	15,949	34,629	31,963
Financing and other expense (income)	(2,058)	783	3,799	6,804
Income (loss) before income taxes	$(122,792)	$(14,213)	$(146,609)	$(29,452)

The following table presents total assets by country:

(in $000s)	June 30, 2021	December 31, 2020
Assets:
United States	$2,668,881	$762,696
Canada	33,646	5,447
Mexico	—	261
	$2,702,527	$768,404

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On April 1, 2021 (the “Closing Date”), Nesco Holdings II, Inc., a subsidiary of Custom Truck One Source, Inc. (formerly Nesco Holdings, Inc.), completed the acquisition of Custom Truck One Source, L.P. in a series of transactions described below. On April 1, 2021, Nesco Holdings, Inc. (“Nesco Holdings”) changed its name to “Custom Truck One Source, Inc.” and changed The New York Stock Exchange ticker for its shares of common stock (“Common Stock”) from “NSCO” to “CTOS,” and the ticker of its redeemable warrants from “NSCO.WS” to “CTOS.WS.”
Throughout this section, unless otherwise noted, terms such as “we,” “our,” “us,” or “the Company” refer to Nesco Holdings prior to the acquisition by Nesco Holdings II, Inc. of Custom Truck One Source, L.P. (“Custom Truck LP”) on April 1, 2021 (the “Acquisition”), and to the combined company after the Acquisition. Unless the context otherwise requires, the terms “Nesco” or “Nesco Holdings” mean Nesco Holdings and its consolidated subsidiaries prior to the Acquisition, and the term “Custom Truck LP” means Custom Truck LP and its consolidated subsidiaries prior to the Acquisition.

Acquisition of Custom Truck LP
On December 3, 2020, Nesco Holdings and Nesco Holdings II, Inc., a subsidiary of Nesco Holdings (the “Buyer” or the “Issuer”), entered into a Purchase and Sale Agreement (as amended, the “Purchase Agreement”) with certain affiliates of The Blackstone Group (“Blackstone”) and other direct and indirect equity holders (collectively, “Sellers”) of Custom Truck LP, Blackstone Capital Partners VI-NQ L.P., and PE One Source Holdings, LLC, an affiliate of Platinum Equity, LLC (“Platinum”), pursuant to which Buyer agreed to acquire 100% of the partnership interests of Custom Truck LP. In connection with the Acquisition, Nesco Holdings and certain Sellers entered into Rollover and Contribution Agreements (the “Rollover Agreements”), pursuant to which such Sellers agreed to contribute a portion of their equity interests in Custom Truck LP (the “Rollovers”) with an aggregate value of $100.5 million in exchange for shares of Common Stock, valued at $5.00 per share.
Also on December 3, 2020, Nesco Holdings entered into a Common Stock Purchase Agreement (the “Investment Agreement”) with Platinum, relating to, among other things, the issuance and sale to Platinum (the “Subscription”) of shares of Common Stock, for an aggregate purchase price in the range of $700 million to $763 million, with the specific amount calculated in accordance with the Investment Agreement based upon the total equity funding required to fund the consideration paid pursuant to the terms of the Purchase Agreement. The shares of Common Stock issued and sold to Platinum had a purchase price of $5.00 per share. In accordance with the Investment Agreement, on December 21, 2020, Nesco Holdings entered into Subscription Agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) to finance, in part, the Acquisition. Pursuant to the Subscription Agreements, concurrently with the closing of the transactions contemplated by the Investment Agreement, the PIPE Investors agreed to purchase an aggregate of 28,000,000 shares of Common Stock at $5.00 per share for an aggregate purchase price of $140 million (the “Supplemental Equity Financing”).
On the Closing Date, in connection with (i) the Rollovers, the Company issued, in the aggregate, 20,100,000 shares of Common Stock to the parties to the Rollover Agreements, (ii) the Subscription, the Company issued 148,600,000 shares of Common Stock to Platinum, and (iii) the Supplemental Equity Financing, the Company issued, in the aggregate, 28,000,000 shares of Common Stock to the PIPE Investors. Following the completion of these transactions, as of April 1, 2021, the Company had 245,919,383 shares of Common Stock issued and outstanding. The trading price of the Common Stock was $9.35 per share on the Closing Date. The preliminary purchase price for the Acquisition is estimated at $1.5 billion and is subject to adjustment pending the finalization of preliminary valuation estimates.
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

Presentation of Financial Condition and Results of Operations
Custom Truck LP became a wholly owned subsidiary of the Company on April 1, 2021. The Company's condensed consolidated financial statements prepared under United States generally accepted accounting principles (“GAAP”) include Custom Truck LP as of

June 30, 2021 and for the period from April 1, 2021 to June 30, 2021. Accordingly, information presented for the three months ended June 30, 2021 represents the consolidated financial results of Custom Truck LP and its subsidiaries and Nesco Holdings and its subsidiaries, while information for the six months ended June 30, 2021 represents the financial results of Nesco Holdings and its subsidiaries for that entire period and the financial results of Custom Truck LP and its subsidiaries only from April 1, 2021 to June 30, 2021. Further, for the three and six months ended June 30, 2020, the financial results are those of Nesco Holdings and its subsidiaries (that is, prior to the Acquisition and inclusion of Custom Truck LP). Accordingly, the financial information presented under GAAP for the current periods is not comparable to those of corresponding prior periods. As a result, we have included information on a "pro forma" basis as further described below, which we believe provides for more meaningful year-over-year comparability. The discussion of results of operations in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is presented on a historical basis, as of or for the three and six months ended June 30, 2021 and the corresponding prior periods.

Pro Forma Financial Information
The unaudited pro forma combined financial information presented in the section entitled “Supplemental Pro Forma Information,” give effect to the Company's acquisition of Custom Truck LP, as if the Acquisition had occurred on January 1, 2020, and are presented to facilitate comparisons with our results following the acquisition. This information has been prepared in accordance with Securities and Exchange Commission Article 11 of Regulation S-X. Such unaudited pro forma combined financial information also uses the estimated fair value of assets and liabilities on the Closing Date, and makes the following assumptions: (1) removes acquisition-related costs and charges that were recognized in the Company's condensed consolidated financial statements in the three and six months ended June 30, 2021 and applies these costs and charges to the three and six months ended June 30, 2020, as if the Acquisition and Related Financing Transactions had occurred on January 1, 2020; (2) removes the loss on the extinguishment of debt that was recognized in the Company's condensed consolidated financial statements in the three and six months ended June 30, 2021 and applies the charge to the three and six months ended June 30, 2020, as if the debt extinguishment giving rise to the loss had occurred on January 1, 2020; (3) adjusts for the impacts of purchase accounting in the three and six months ended June 30, 2021 and 2020; (4) adjusts interest expense, including amortization of debt issuance costs, to reflect borrowings on the ABL Facility and issuance of the 2029 Secured Notes, as if the funds had been borrowed on January 1, 2020 and used to repay pre-acquisition debt; and (5) adjusts for the income tax effect using a tax rate of 25%.

Financial and Performance Measures
Financial Measures
Revenues — As a full-service equipment provider, we generate revenue through renting, selling, assembling, upfitting, and servicing new and used heavy-duty trucks and cranes, as well as the sale of related parts. We also sell and rent specialized tools on an individual basis and in kits. Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. For periods after January 1, 2021, the Company records changes in estimated collectability directly against rental revenue. Equipment sales revenue reflects the value of vocational trucks and other equipment sold to customers. Parts and service revenue is derived from maintenance and repair services, light upfit services, and parts, tools and accessories sold directly to customers.
Cost of Rental Revenue — Cost of rental revenue reflects repairs and maintenance costs of rental equipment, parts costs, labor and other overheads related to maintaining the rental fleet, and freight associated with the shipping of rental equipment.
Depreciation of Rental Equipment — Depreciation of rental equipment is comprised of depreciation expense on the rental fleet. We allocate the cost of rental equipment generally over the rentable life of the equipment. The depreciation allocation is based upon estimated lives ranging from five to seven years. The cost of equipment is depreciated to an estimated residual value using the straight-line method.
Cost of Equipment Sales — Cost of equipment sales reflects production and inventory costs associated with new units sold, parts costs, labor and other overheads related to production, and freight associated with the shipping and receiving of equipment and parts. Cost of equipment sales also includes the net book value of rental units sold.
Selling, General and Administrative Expenses — Selling, general and administrative expenses include sales compensation, fleet licensing fees and corporate expenses, including salaries, stock-based compensation expense, insurance, advertising costs, professional services, and information technology costs.
Amortization and Non-Rental Depreciation — Amortization expense relates to intangible assets such as customer lists, trade names, etc. Non-rental depreciation expense reflects the depreciation of property and equipment that is not part of the rental fleet.

Transaction Expenses and Other — Transaction expenses and other include expenses directly related to the acquisition of businesses. These expenses generally are comprised of travel and out-of-pocket expenses and legal, accounting and valuation or appraisal fees incurred in connection with pre- and post-closure activities. We also include costs and expenses associated with post-acquisition integration activities related to the acquired businesses.
Financing and Other Expense (Income) — Financing and other expense or income reflects the fees earned on customer arranged financing, financing income associated with sales-type lease activity, gains or losses resulting from insurance settlements, foreign currency gains and losses related to our Canadian operations, as well as other miscellaneous gains or losses from non-operating activities. Also included in financing and other expense/income are the unrealized remeasurement gains and losses related to our interest rate collar and redeemable warrants.
Interest Expense — Interest expense consists of contractual interest expense on outstanding debt obligations, floorplan financing facilities, amortization of deferred financing costs and other related financing expenses.
Income Tax Expense (Benefit) — We have net operating loss carryforward and disallowed interest deduction carryforward assets, which are generally available to be used to offset taxable income generated in future years. Due to limitations on the use of these carryforwards under U.S. federal and state income tax regulations, we record valuation allowances to reduce the carryforward assets to amounts that we estimate will be realized. Accordingly, income tax expense or benefit generally is comprised of changes to these valuation allowance estimates and does not reflect taxes on current period income (or tax benefit on current period losses). For these reasons, our effective tax rate differs from the federal statutory tax rate.
Performance Measures
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

Operating Segments
Following the Acquisition, we modified our management structure and expanded from two reportable operating segments to three: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services. Segment information provided within this Quarterly Report on Form 10-Q has been adjusted for all prior periods consistent with the current reportable segment presentation.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of June 30, 2021, this equipment (the “rental fleet”) is comprised of more than 8,800 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ Rental Purchase Options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
Truck and Equipment Sales (“TES”) Segment — We offer a broad variety of new equipment for sale to be used across our end-markets, which can be modified to meet our customers’ specific needs. We believe that our integrated production capabilities and extensive knowledge gained over a long history of selling equipment have established us as a trusted partner for customers seeking tailored solutions with short lead times. In support of these activities, we primarily employ a direct-to-customer sales model, leveraging our dedicated salesforce of industry and product managers, who are focused on driving national and local sales. We also opportunistically engage in the sale of used equipment purchased from third parties or received via trade-ins from new equipment sales customers. In all of these cases, we will sell used equipment directly to customers, rather than relying on auctions. Activities in our TES segment consist of the production and sale of new and used specialty equipment and vocational trucks, which includes equipment from leading original equipment manufacturers (“OEMs”) across our end-markets, as well as our Load King© brand.
Aftermarket Parts and Services (“APS”) Segment — The APS segment includes the sale of specialized aftermarket parts, including captive parts related to our Load King© brand, used in the maintenance and repair of the equipment we sell and rent. Specialized tools, including stringing blocks, insulated hot stick, and rigging equipment, are sold or rented to customers on an individual basis or in packaged specialty kits. We also provide truck and equipment maintenance and repair services, which is executed throughout nationwide branch network and fleet of mobile technicians supported by our 24/7 call center based in Kansas City, Missouri.

Non-GAAP Financial Measures
In this MD&A and in the Supplemental Pro Forma Information, we report certain financial measures that are not required by, or presented in accordance with, GAAP. We utilize these financial measures to manage our business on a day-to-day basis, and some of these measures are commonly used in our industry to evaluate performance. We believe these non-GAAP measures provide investors expanded insight to assess performance, in addition to the standard GAAP-based financial measures. Reconciliation of the most directly comparable GAAP measure to each non-GAAP measure that we refer to is included in this quarterly report on Form 10-Q. The following provides a description of the non-GAAP financial measures.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial performance measure that the Company uses to monitor its results from operations, to measure performance against debt covenants and performance relative to competitors. The Company believes Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of operating performance when compared to peers, without regard to financing methods or capital structures. The Company excludes the items identified in the reconciliations of net loss to Adjusted EBITDA because these amounts are either non-recurring or can vary substantially within the industry depending upon accounting methods and book values of assets, including the method by which the assets were acquired, and capital structures. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets, none of which are reflected in Adjusted EBITDA. The Company's presentation of Adjusted EBITDA should not be construed as an indication that results will be unaffected by the items excluded from Adjusted EBITDA. The Company’s computation of Adjusted EBITDA may not be identical to other similarly titled measures of other companies.
The Company defines Adjusted EBITDA as net income or loss before interest expense, income taxes, depreciation and amortization, share-based compensation, and other items that the Company does not view as indicative of ongoing performance. The Company’s Adjusted EBITDA includes an adjustment to exclude the effects of purchase accounting adjustments when calculating the cost of inventory and used equipment sold. When inventory or equipment is purchased in connection with a business combination, the assets are revalued to their current fair values for accounting purposes. The consideration transferred (i.e., the purchase price) in a business combination is allocated to the fair values of the assets as of the acquisition date, with amortization or depreciation recorded thereafter following applicable accounting policies; however, this may not be indicative of the actual cost to acquire inventory or new equipment that is added to product inventory or the rental fleets apart from a business acquisition. Additionally, the pricing of rental contracts and equipment sales prices for equipment is based on OEC, and the Company measures a rate of return from rentals and sales using OEC. The Company also includes an adjustment to remove the impact of accounting for certain of our rental contracts with customers containing a rental purchase option that are accounted for under GAAP as a sales-type lease. We include this adjustment because we believe continuing to reflect the transactions as an operating lease better reflects the economics of the transactions given our large portfolio of rental contracts. These, and other, adjustments to GAAP net income or loss that are applied to derive Adjusted EBITDA are specified by the Company’s senior secured credit agreements.

Although management evaluates and presents the Adjusted EBITDA non-GAAP measure for the reasons described herein, please be aware that this non-GAAP measure has limitations and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income/loss, earnings/loss per share or any other comparable operating measure prescribed by GAAP. In addition, we may calculate and/or present this non-GAAP financial measure differently than measures with the same or similar names that other companies report, and as a result, the non-GAAP measure we report may not be comparable to those reported by others.
Pro Forma Adjusted EBITDA
We present Pro Forma Adjusted EBITDA as if the Acquisition had occurred on January 1, 2020. Refer to the reconciliation of pro forma combined net loss to Pro Forma Adjusted EBITDA for the three and six-month periods ended June 30, 2021 and 2020 in the section entitled “Supplemental Pro Forma Information.”
Gross Profit Excluding Depreciation of Rental Equipment
Gross profit excluding depreciation of rental equipment is a financial performance measure that we use to monitor our results from operations. We believe the exclusion of depreciation expense of the rental fleet provides a meaningful measure of financial performance because it provides useful information relating to profitability that reflects ongoing and direct operating expenses, such as freight costs and fleet maintenance costs, related to our rental fleet. Although management evaluates and presents this non-GAAP measure for the reasons described herein, please be aware that this non-GAAP measure has limitations and should not be considered in isolation or as a substitute for revenue, gross profit or any other comparable operating measure prescribed by GAAP. In addition, we may calculate and/or present this non-GAAP financial measure differently than measures with the same or similar names that other companies report, and as a result, the non-GAAP measure we report may not be comparable to those reported by others.

Overview of Markets
We continue to focus on four primary end markets: Transmission and Distribution, or T&D, Telecom, Rail, and Infrastructure. In the T&D end market, we continue to observe demand for renewable energy resulting in the development of new transmission lines as well as repair projects to address advanced-age transmission and distribution grids to replace existing lines and poles. These factors resulted in continued demand from our customers of the Company’s products and services. Telecom, specifically the roll-out of 5G, has seen some positive trends over the last year and half. Our existing T&D related contactor customers are expected to deliver the roll-out, and our existing equipment portfolio aligns well with the needs of this market. Rail investment, both in the freight and commuter markets, remains robust. The existing rail infrastructure is aged and in need of maintenance. Infrastructure also provides potential growth opportunities as seen by the major road and bridge maintenance work experienced across the United States.
Uncertainty remains regarding emerging variant strains of COVID-19, and regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic. The Company serves critical infrastructure sectors that have been identified by the United States Cybersecurity and Infrastructure Security Agency (“CISA”) as vital to the U.S., and the Company has continued to meet the needs of customers during the pandemic. We continue to adhere to protocols designed to maintain the health and safety of our employees and their families, as well as our customers, vendors and communities. These protocols have allowed the Company to keep all business and service locations operational throughout the pandemic with little to no disruption. The unprecedented nature of the COVID-19 pandemic continues to make it difficult to predict our future business and financial performance.

Consolidated Operating Results
The consolidated operating results presented below for the three and six months ended June 30, 2021 include the results of Custom Truck LP from April 1, 2021 to June 30, 2021. The consolidated operating results for the three and six months ended June 30, 2020 represent those of Nesco Holdings before the acquisition of Custom Truck LP and, therefore, are not comparable.

	Three Months Ended June 30,				Six Months Ended June 30,
(in $000s)	2021	% of revenue	2020	% of revenue	2021	% of revenue	2020	% of revenue
Rental revenue	$98,539	26.3%	$46,984	68.6%	$146,828	32.4%	$97,978	65.2%
Equipment sales	247,675	66.0%	10,400	15.2%	265,662	58.6%	27,070	18.0%
Parts sales and services	28,897	7.7%	11,097	16.2%	40,920	9.0%	25,176	16.8%
Total revenue	375,111	100.0%	68,481	100.0%	453,410	100.0%	150,224	100.0%
Cost of revenue, excluding rental equipment depreciation	285,242	76.0%	32,443	47.4%	325,478	71.8%	72,671	48.4%
Depreciation of rental equipment	43,179	11.5%	19,696	28.8%	61,023	13.5%	39,808	26.5%
Gross profit	46,690	12.4%	16,342	23.9%	66,909	14.8%	37,745	25.1%
Operating expenses	90,122		13,823		113,395		28,430
Operating (loss) income	(43,432)		2,519		(46,486)		9,315
Other expense	79,360		16,732		100,123		38,767
Loss before income taxes	(122,792)		(14,213)		(146,609)		(29,452)
Income tax expense (benefit)	6,564		(1,063)		10,654		(333)
Net loss	$(129,356)		$(13,150)		$(157,263)		$(29,119)
Total Revenue. The increase in total revenue in the three and six months ended June 30, 2021 compared to the same periods of the prior year was driven by the addition of Custom Truck LP’s revenues to our operating results. The acquisition of Custom Truck LP added a new equipment production and sales line of business, which we report under our TES segment. Equipment sales revenue for the prior year includes Nesco’s sales of new units in those periods, however, this activity was not significant relative to the current year. The increase in equipment sales revenue for the three and six months ended June 30, 2021 of $237.3 million and $238.6 million, respectively, was driven by the contribution of Custom Truck LP’s whole goods sales business, with sales of new equipment comprising 86.9% of equipment sales revenue in the second quarter of 2021 (83.8% of equipment sales revenue for the six months ended) as compared to new sales revenue of 52.1% of equipment sales revenue in the second quarter of 2020 (48.0% for the six month period). The increase in parts and services revenue for the three and six months ended June 30, 2021 of $17.8 million and $15.7 million, respectively, was driven by the contribution of Custom Truck LP’s parts sales and heavy equipment service business. Rental revenue, which increased $51.6 million in the second quarter of 2021 ($48.9 million for the six month period) when compared to the corresponding prior periods, is the result of the addition of Custom Truck LP’s rental fleet comprising approximately 4,300 rentable units, bringing our total rentable fleet level to more than 8,800 units.
Cost of Revenue. Cost of revenue, excluding rental equipment depreciation of $43.2 million, was $285.2 million in the second quarter of 2021, representing an increase of $252.8 million compared to the second quarter of 2020. For the six months ended June 30, 2021, cost of revenue, excluding rental equipment depreciation of $61.0 million, was $325.5 million, representing an increase of $252.8 million compared to the same period in 2020. The primary driver of the increase in total cost of revenue of $276.3 million and $274.0 million in the three and six months ended June 30, 2021, respectively, was the addition of Custom Truck LP’s whole goods sales business. The cost of sales of new equipment represented approximately $194.8 million and $201.7 million of total cost of revenue in the three and six months ended June 30, 2021, respectively.
Operating Expenses. Operating expenses for the three months ended June 30, 2021 increased $76.3 million and for the six months ended June 30, 2021 increased $85.0 million compared to the same periods in 2020. The primary drivers of the increases are related to additional selling, general and administrative expenses related to operating a larger business as a result of the Acquisition and the expenses related to closing the Acquisition and business integration costs. Certain expenses directly related to the Acquisition and Related Financing Transactions are not expected to recur in future periods including legal and insurance fees aggregating $10.2 million.
Other Expense. Other expense for the three and six months ended June 30, 2021 increased $62.6 million and $61.4 million, respectively, compared to the same periods in 2020. We recognized loss on extinguishment of debt in the amount of $61.7 million in the second quarter of 2021 directly related to the refinancing of Nesco’s asset-based revolving credit facility and senior secured notes in connection with the Acquisition. Interest expense for the three and six months ended June 30, 2021 increased $3.8 million (or 23.7%) and $2.7 million (or 8.3%), respectively, as a result of the Acquisition and Related Financing Transactions, which increased our consolidated debt outstanding by $754.7 million compared to June 30, 2020.

Income Tax Expense (Benefit). The Company's effective tax rate for the six months ended June 30, 2021 of negative 7.3%, differs from the U.S. federal statutory tax rate due primarily to the recording of the valuation allowance. Income tax benefit in the six months ended June 30, 2020 relates to changes in the valuation allowance.
Net Loss. Net loss was $129.4 million for the three months ended June 30, 2021 compared to net loss of $13.2 million for the same period of the prior year. Net loss was $157.3 million for the six months ended June 30, 2021 compared to net loss of $29.1 million for the same period of the prior year. In both periods, the addition of Custom Truck LP and the significant expenses incurred and recognized directly related to the Acquisition and Related Financing Transactions were the primary drivers of the increases to net loss.

Financial and Operating Performance
The operating performance metrics presented below for the three and six months ended June 30, 2021 include the results of Custom Truck LP from April 1, 2021 to June 30, 2021. The operating performance metrics presented below for the three and six months ended June 30, 2020 represent those of Nesco Holdings before the acquisition of Custom Truck LP and, therefore, are not comparable.
We believe that our operating model, together with our highly variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We are able to generate free cash flow through our earnings, as well as sales of used equipment. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue. We principally evaluate financial performance based on the following measurements: average OEC on rent, fleet utilization, and OEC on rent yield. The table below presents these key measures.

	Three Months Ended June 30,				Six Months Ended June 30,
(in $000s)	2021	2020	change	(%)	2021	2020	change	(%)
Average OEC on rent(a)	$1,084,709	$461,058	$623,651	135.3%	$792,325	$480,407	$311,918	64.9
Fleet utilization(b)	81%	71%	10%	14%	80%	74%	6%	8%
OEC on rent yield(c)	38%	36%	2%	4%	37%	36%	1%	2%
Sales order backlog (as of June 30, 2021)(d)	$222,661	n/a
(a)    Average OEC on rent is the average original equipment cost of units on rent during the period. The measure provides a value dimension to the fleet utilization statistics.
(b)    Fleet utilization for the period is calculated by dividing the amount of time an asset is on rent by the amount of time the asset has been owned during the period. Time on rent is weighted by OEC.
(c)    OEC on rent yield (“ORY”) is a measure of return realized by our rental fleet during the 12-month period. ORY is calculated as rental revenue (excluding freight recovery and ancillary fees) during the stated period divided by the Average OEC on rent for the same period. For periods less than 12 months, the ORY is adjusted to an annualized basis.
(d)    Sales order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
Average OEC on Rent. The increase in Average OEC on rent for the three and six months ended June 30, 2021 compared to the same periods in 2020 was driven by the addition of Custom Truck LP’s rental fleet.
Fleet Utilization. Fleet utilization improved for the three and six months ended June 30, 2021 compared to the same periods in 2020 as project work and rental demand rebounded following the impact of the COVID-19 global health pandemic that affected rental volume in 2020.
OEC on Rent Yield. The increase in ORY was driven by the addition of the Custom Truck LP rental fleet and its impact to the mix of equipment types on rent, as this fleet has lower OEC unit costs.
Sales Order Backlog. Sales order backlog consists of customer orders placed for customized and stock equipment and relates to the addition of Custom Truck LP’s new equipment sales business.

Adjusted EBITDA
The Adjusted EBITDA Reconciliation presented below for the three and six months ended June 30, 2021 include the results of Custom Truck LP from April 1, 2021 to June 30, 2021. The Adjusted EBITDA Reconciliation for the three and six months ended June 30, 2020 represent those of Nesco Holdings and are not comparable.

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2021	2020	2021	2020
Net income (loss)	$(129,356)	$(13,150)	$(157,263)	$(29,119)
Interest expense	17,602	15,949	32,508	31,963
Income tax expense	6,564	(1,063)	10,654	(333)
Depreciation and amortization	60,062	21,358	79,163	43,126
EBITDA	(45,128)	23,094	(34,938)	45,637
Adjustments:
Non-cash purchase accounting impact (1)	21,387	178	21,440	1,095
Transaction and process improvement costs (2)	24,601	1,639	35,345	3,718
Loss on extinguishment of debt (3)	61,695	—	61,695	—
Sales-type lease adjustment (4)	(510)	—	(510)	—
Share-based payments (5)	7,162	453	7,860	1,012
Change in fair value of derivative and warrants (6)	1,034	804	6,880	6,767
Adjusted EBITDA	$70,241	$26,168	$97,772	$58,229
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our credit agreement.
(2) Represents transaction costs related to acquisitions of businesses. These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are expenses associated with the integration of acquired businesses.
(3) Loss on extinguishment of debt represents special charges, which are not expected to recur. Such charges are adjustments pursuant to our credit agreement.
(4) Represents the impact of sales-type lease accounting for certain leases containing rental purchase options ("RPOs"), as the application of sales-type lease accounting is not deemed to be representative of the ongoing cash flows of the underlying rental contracts. The adjustments are made pursuant to our credit agreement.
(5) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(6) Represents the charge to earnings for our interest rate collar and the change in fair value of the liability for warrants.

Operating Results by Segment
The operating results by segment information presented below for the three and six months ended June 30, 2021 include Custom Truck LP from April 1, 2021 to June 30, 2021. The operating results by segment information for the three and six months ended June 30, 2020 include only those of Nesco Holdings and are not comparable.
Equipment Rental Solutions (ERS) Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2021	2020	2021	2020
Rental revenue	$95,081	$43,025	$139,811	$90,078
Equipment sales	32,555	4,982	43,040	14,075
Total revenue	127,636	48,007	182,851	104,153
Cost of rental revenue	27,524	13,236	43,061	26,174
Cost of equipment sales	34,529	3,536	41,269	11,264
Depreciation of rental equipment	42,192	18,559	59,077	37,535
Total cost of revenue	104,245	35,331	143,407	74,973
Gross profit	$23,391	$12,676	$39,444	$29,180
Total Revenue. Rental revenue increased in the second quarter of 2021 and for the six month period, when compared to the corresponding prior periods, as a result of the addition of Custom Truck LP’s rental fleet comprising approximately 4,300 rentable units. Additionally, rental revenue was impacted by the adoption of ASU 2016-02, Leases (“Topic 842”), effective January 1, 2021. In accordance with the collectability provisions of Topic 842, effective January 1, 2021, rental revenue for both the three and six months ended June 30, 2021 includes $6.0 million in estimated losses related to operating lease receivables from rental customers. During the three and six months ended June 30, 2020, the Company recognized bad debt expense of $0.6 million and $1.3 million, respectively, within selling, general and administrative expenses in its consolidated statements of operations that would have been recorded as reductions to rental revenue had the provisions of Topic 842 been applied to those periods.
Sales of rental equipment increased due to the greater number of customer requested buys in the period, driven in part by the addition of Custom Truck LP and sales of units from its rental fleet. Additionally, we continued to make selective divestitures of under-utilized and aging fleet equipment.
Cost of Revenue. The increase in cost of revenue, excluding depreciation, in the second quarter of 2021 and for the six month period when compared to the corresponding prior periods is primarily due to costs related to increased sales of rental equipment.
Depreciation. Depreciation of our rental fleet increased in the second quarter of 2021 and for the six month period when compared to the corresponding prior periods as a direct result of the addition of the rental fleet from Custom Truck LP, compared to the same periods in 2020.
Gross Profit. Rental gross profit excluding depreciation of rental equipment of $42.2 million, was $67.6 million for the three months ended June 30, 2021, which represents a rental gross profit margin improvement of 1.9% compared to the second quarter of 2020. Rental gross profit excluding depreciation of rental equipment of $59.1 million, was $96.8 million, for the six months ended June 30, 2021, which represents a rental gross profit margin decline of 1.7% compared to the prior year period. Gross profit from sales of rental equipment for the three and six months ended June 30, 2021 was negative $2.0 million and $1.8 million, respectively, and was impacted by purchase accounting for the mark-up to fair values of certain Custom Truck LP rental fleet units sold. The factors discussed above resulted in gross profit in our ERS segment of $23.4 million and $39.4 million for the three and six months ended June 30, 2021, respectively.
Truck and Equipment Sales (TES) Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2021	2020	2021	2020
Equipment sales	$215,120	$5,418	$222,622	$12,995
Cost of equipment sales	194,810	4,777	201,735	11,431
Gross profit	$20,310	$641	$20,887	$1,564
Total Revenues. The acquisition of Custom Truck LP added a new equipment production and sales line of business. Revenue for the prior year periods represents Nesco’s sales of new units in those periods. The sale of new units was not a significant component of the Company’s business prior to the Custom Truck LP acquisition.
Cost of Equipment Sales. Cost of equipment sales increased in line with the addition of Custom Truck LP’s whole goods production and sale business.
Gross Profit. Gross margin for the three and six months ended June 30, 2021 was 9.4%. This compares to gross margin for the comparable prior periods of 11.8% and 12.0%, respectively. Gross margins in the second quarter of 2021 and year-to-date 2021 were impacted by higher than expected freight costs, as well as purchase accounting for the mark-up of Custom Truck LP’s new equipment inventory to fair value. The factors discussed above resulted in gross profit in our TES segment of $20.3 million and $20.9 million for the three and six months ended June 30, 2021, respectively.

Aftermarket Parts and Services (APS) Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2021	2020	2021	2020
Rental revenue	$3,458	$3,959	$7,017	$7,900
Parts and services revenue	28,897	11,097	40,920	25,176
Total revenue	32,355	15,056	47,937	33,076
Cost of revenue	28,379	10,894	39,413	23,802
Depreciation of rental equipment	987	1,137	1,946	2,273
Total cost of revenue	29,366	12,031	41,359	26,075
Gross profit	$2,989	$3,025	$6,578	$7,001
Total Revenues. The increase in APS segment revenue in the second quarter of 2021 and for the six month period when compared to the corresponding prior periods, is the result of the addition of Custom Truck LP’s aftermarket parts and distribution and aftermarket repair services business. Rentals of parts, tools and accessories decreased $0.5 million (12.7%) in the second quarter of 2021 and $0.9 million (11.2%) in the six month period in 2021 compared to the corresponding prior periods due to the impact of severe heat across North America impacting new project starts.
Cost of Revenue. Cost of revenue increased in line with the addition of Custom Truck LP’s aftermarket parts distribution and aftermarket repair services business.
Gross Profit. Total segment gross profit was impacted by the effect of purchase accounting for the mark-up of Custom Truck LP’s parts inventories to fair value. The factors discussed above resulted in gross profit in our APS segment of $3.0 million and $6.6 million for the three and six months ended June 30, 2021, respectively.

Supplemental Pro Forma Information
As result of the Acquisition and Related Financing Transactions, we believe presenting supplemental pro forma financial information is beneficial to the readers of our financial statements. The following table sets forth key metrics used by management to run our business on a pro forma and combined basis as if the Acquisition and Related Financing Transactions had occurred on January 1, 2020. Refer to the information below for a full reconciliation of the statements of operations.
Summary Pro Forma and Operational Data

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2021	2020	2021	2020
Revenue	$375,111	$294,506	$769,881	$648,345
Gross profit	$56,078	$43,716	$139,406	$102,815
Net loss	$(57,613)	$(18,602)	$(51,284)	$(117,196)
Adjusted EBITDA	$70,241	$63,998	$143,106	$137,547
Fleet and Operational Metrics:
Average OEC on rent	$1,084,709	$956,589	$1,066,318	$1,007,173
Fleet utilization	81%	71%	80%	74%
OEC on rent yield	38%	38%	37%	38%
Order backlog (as of period end)	$222,661	$82,856	$222,661	$82,856

Pro Forma Financial Statements
The following pro forma information has been prepared in accordance with Article 11 of Regulation S-X, "Pro Forma Financial Information," as amended by the Securities and Exchange Commission's Final Rule Release No. 33-10786, "Amendments to Financial Disclosures About Acquired and Disposed Businesses," as adopted on May 21, 2020 ("Article 11"). The amended Article 11 became effective on January 1, 2021. The pro forma combined statements of operations for the three months ended June 30, 2020 and the six months ended June 30, 2021 and 2021 combine the consolidated statements of operations of Nesco Holdings and Custom Truck LP, giving effect to the following items as if they had occurred on January 1, 2020:
i.the sale of the Company’s common stock, proceeds from which were used for the Acquisition;
ii.the extinguishment of Nesco’s asset-based revolving credit facility (the "2019 Credit Facility") and its 10% Senior Secured Second Lien Notes due 2024 (the "2024 Secured Notes") and the contemporaneous issuance of the 2029 Secured Notes and borrowings under the ABL Facility, proceeds from which were used for the Acquisition; and
iii.the estimated effects of the acquisition of Custom Truck LP, inclusive of the estimated effects of debt repaid.
The adjustments presented in the following pro forma financial information have been identified and presented to provide relevant information necessary for an accurate understanding of the combined company following the transactions and events described above. The pro forma financial information set forth below is based upon available information and assumptions that we believe are reasonable and is for illustrative purposes only. The financial results may have been different if the transactions described above had been completed sooner. You should not rely on the pro forma financial information as being indicative of the historical results that would have been achieved if these transactions and events had been completed as of January 1, 2020. The pro forma combined financial information below should be read in conjunction with the condensed consolidated financial statements and related notes of the Company included elsewhere in this Quarterly Report on Form 10-Q. All pro forma adjustments and their underlying assumptions are described more fully below.
During the preparation of these pro forma combined financial statements, we assessed whether there were any material differences between the accounting policies of the Company and Custom Truck LP. The assessment performed did not identify any material differences and, as such, these pro forma combined financial statements do not adjust for or assume any differences in accounting policies between the two entities.

The following pro forma combined financial information and associated notes are based on the historical financial statements of Nesco Holdings and Custom Truck LP. The pro forma combined statements of operations for periods indicated below are based on, derived from, and should be read in conjunction with, the Company’s historical financial statements.
Pro Forma Combined Statements of Operations — Three Months Ended June 30, 2021

(in $000s)	Custom Truck One Source, Inc.	Pro Forma Adjustments[a]		Pro Forma Combined
Rental revenue	$98,539	$—		$98,539
Equipment sales	247,675	—		247,675
Parts sales and services	28,897	—		28,897
Total revenue	375,111	—		375,111
Cost of revenue	285,242	(9,388)	b	275,854
Depreciation of rental equipment	43,179	—		43,179
Total cost of revenue	328,421	(9,388)		319,033
Gross profit	46,690	9,388		56,078
Selling, general and administrative	51,264	—		51,264
Amortization	13,332	—		13,332
Non-rental depreciation	951	—		951
Transaction expenses and other	24,575	(24,575)	c	—
Total operating expenses	90,122	(24,575)		65,547
Operating income (loss)	(43,432)	33,963		(9,469)
Loss on extinguishment of debt	61,695	(61,695)	d	—
Interest expense, net	19,723	—		19,723
Finance and other expense (income)	(2,058)	—		(2,058)
Total other expense	79,360	(61,695)		17,665
Income (loss) before taxes	(122,792)	95,658		(27,134)
Taxes	6,564	23,915	e	30,479
Net income (loss)	$(129,356)	$71,743		$(57,613)
a.The pro forma adjustments give effect to the following as if they occurred on January 1, 2020: (i) the Acquisition and (ii) extinguishment of Nesco Holdings’ 2019 Credit Facility and the 2024 Secured Notes repaid in connection with the Acquisition. The adjustments also give effect to transaction expenses directly attributable to the Acquisition.
b.Represents the elimination from cost of revenue, of the run-off of the estimated step-up in fair value of inventory acquired that was recognized in the Company’s consolidated financial statements for the three months ended June 30, 2021. The impact of the step-up is reflected as an adjustment to the comparable prior period (e.g. June 30, 2020) as if the Acquisition had occurred on January 1, 2020.
c.Represents the elimination of transaction expenses recognized in the Company’s consolidated financial statements for the three months ended June 30, 2021. The expenses were directly attributable to the Acquisition and are reflected as adjustments to the comparable prior period (e.g. June 30, 2020) as if the Acquisition had occurred on January 1, 2020.
d.Represents the elimination of the loss on extinguishment of debt recognized in the Company’s consolidated financial statements for the three months ended June 30, 2021 as though the repayment of the 2019 Credit Facility and the 2024 Secured Notes had occurred on January 1, 2020.
e.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%.

Pro Forma Combined Statements of Operations — Three Months Ended June 30, 2020

(in $000s)	Nesco Holdings	Custom Truck LP	Pro Forma Adjustments[a]		Pro Forma Combined
Rental revenue	$46,984	$49,103	$—		$96,087
Equipment sales	10,400	157,392	—		167,792
Parts sales and services	11,097	19,530	—		30,627
Total revenue	68,481	226,025	—		294,506
Cost of revenue	32,443	163,219	8,858	b	204,520
Depreciation of rental equipment	19,696	24,442	2,132	c	46,270
Total cost of revenue	52,139	187,661	10,990		250,790
Gross profit	16,342	38,364	(10,990)		43,716
Selling, general and administrative	11,754	27,341	—		39,095
Amortization	772	1,985	3,595	d	6,352
Non-rental depreciation	28	1,190	(354)	d	864
Transaction expenses and other	1,269	—	—		1,269
Total operating expenses	13,823	30,516	3,241		47,580
Operating income (loss)	2,519	7,848	(14,231)		(3,864)
Loss on extinguishment of debt	—	—	—		—
Interest expense, net	15,949	13,237	(10,529)	e	18,657
Finance and other expense (income)	783	(2,713)	—		(1,930)
Total other expense	16,732	10,524	(10,529)		16,727
Income (loss) before taxes	(14,213)	(2,676)	(3,702)		(20,591)
Taxes	(1,063)	—	(926)	f	(1,989)
Net income (loss)	$(13,150)	$(2,676)	$(2,776)		$(18,602)
a.The pro forma adjustments give effect to the following as if they occurred on January 1, 2020: (i) the Acquisition, (ii) the extinguishment of Nesco Holdings’ 2019 Credit Facility the 2024 Secured Notes repaid in connection with the Acquisition and (iii) the extinguishment of the outstanding borrowings of Custom Truck LP’s credit facility and term loan that was repaid on the closing of the Acquisition.
b.Represents adjustments to cost of revenue for (i) the run-off of the estimated step-up in fair value of inventory acquired and (ii) a reduction to depreciation expense for the difference between historical depreciation and estimated depreciation of the preliminary fair value of the property and equipment.
c.Represents the adjustment for depreciation of rental fleet relating to the estimated mark-up to fair value from purchase accounting as a result of the Acquisition.
d.Represents the differential in other amortization and depreciation related to the estimated fair value of the identified intangible assets and non-rental property and equipment from purchase accounting as a result of the Acquisition.
e.Reflects the differential in interest expense, inclusive of amortization of capitalized debt issuance costs, related to the Company’s debt structure after the Acquisition as though the following had occurred on January 1, 2020: (i) borrowings under the ABL Facility; (ii) repayment of the 2019 Credit Facility; (iii) repayment of the 2024 Secured Notes; (iv) repayment of Custom Truck LP’s borrowings under its revolving credit and term loan facility; and (v) borrowing under the 2029 Secured Notes.
f.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%.

Pro Forma Combined Statements of Operations — Six Months Ended June 30, 2021

(in $000s)	Nesco Holdings	Custom Truck LP	Pro Forma Adjustments[a]		Pro Forma Combined
Rental revenue	$90,561	$108,240	$—		$198,801
Equipment sales	27,572	484,045	—		511,617
Parts sales and services	23,226	36,237	—		59,463
Total revenue	141,359	628,522	—		769,881
Cost of revenue	74,924	470,387	(1,342)	b	543,969
Depreciation of rental equipment	33,358	45,891	7,257	c	86,506
Total cost of revenue	108,282	516,278	5,915		630,475
Gross profit	33,077	112,244	(5,915)		139,406
Selling, general and administrative	29,943	67,798	—		97,741
Amortization	8,508	1,990	9,170	d	19,668
Non-rental depreciation	42	2,241	(894)	d	1,389
Transaction expenses and other	28,539	11,738	(40,277)	e	—
Total operating expenses	67,032	83,767	(32,001)		118,798
Operating income (loss)	(33,955)	28,477	26,086		20,608
Loss on extinguishment of debt	61,695	—	(61,695)	f	—
Interest expense, net	32,054	12,567	(9,042)	g	35,579
Finance and other expense (income)	6,929	(5,476)	—		1,453
Total other expense	100,678	7,091	(70,737)		37,032
Income (loss) before taxes	(134,633)	21,386	96,823		(16,424)
Taxes	10,084	570	24,206	h	34,860
Net income (loss)	$(144,717)	$20,816	$72,617		$(51,284)
a.The pro forma adjustments give effect to the following as if they occurred on January 1, 2020: (i) the Acquisition, (ii) the extinguishment of Nesco Holdings’ 2019 Credit Facility the 2024 Secured Notes repaid in connection with the Acquisition and (iii) the extinguishment of the outstanding borrowings of Custom Truck LP’s credit facility and term loan that was repaid on the closing of the Acquisition.
b.Represents adjustments to cost of revenue for a reduction to depreciation expense for the difference between historical depreciation and estimated depreciation of the preliminary fair value of the property and equipment.
c.Represents the adjustment for depreciation of rental fleet relating to the estimated mark-up to fair value from purchase accounting as a result of the Acquisition.
d.Represents the differential in other amortization and depreciation related to the estimated fair value of the identified intangible assets and non-rental property and equipment from purchase accounting as a result of the Acquisition.
e.Represents the elimination of transaction expenses recognized in the Company’s consolidated financial statements for the six months ended June 30, 2021. The expenses were directly attributable to the Acquisition and are reflected as adjustments to the comparable prior period (e.g. June 30, 2020) as if the Acquisition had occurred on January 1, 2020.
f.Represents the elimination of the loss on extinguishment of debt recognized in the Company’s consolidated financial statements for the six months ended June 30, 2021 as though the repayment of the 2019 Credit Facility and the 2024 Secured Notes had occurred on January 1, 2020.
g.Reflects the differential in interest expense, inclusive of amortization of capitalized debt issuance costs, related to the Company’s debt structure after the Acquisition as though the following had occurred on January 1, 2020: (i) borrowings under the ABL Facility; (ii) repayment of the 2019 Credit Facility; (iii) repayment of the 2024 Secured Notes; (iv) repayment of Custom Truck LP’s borrowings under its revolving credit and term loan facility; and (v) borrowing under the 2029 Secured Notes.
h.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%.

Pro Forma Combined Statements of Operations — Six Months Ended June 30, 2020

(in $000s)	Nesco Holdings	Custom Truck LP	Pro Forma Adjustments[a]		Pro Forma Combined
Rental revenue	$97,978	$104,738	$—		$202,716
Equipment sales	27,070	354,537	—		381,607
Parts sales and services	25,176	38,846	—		64,022
Total revenue	150,224	498,121	—		648,345
Cost of revenue	72,671	362,184	17,719	b	452,574
Depreciation of rental equipment	39,808	49,568	3,580	c	92,956
Total cost of revenue	112,479	411,752	21,299		545,530
Gross profit	37,745	86,369	(21,299)		102,815
Selling, general and administrative	24,193	59,170	—		83,363
Amortization	1,463	4,398	6,762	d	12,623
Non-rental depreciation	53	2,375	(706)	d	1,722
Transaction expenses and other	2,721	—	40,277	e	42,998
Total operating expenses	28,430	65,943	46,333		140,706
Operating income (loss)	9,315	20,426	(67,632)		(37,891)
Loss on extinguishment of debt	—	—	61,695	f	61,695
Interest expense, net	31,963	32,937	(24,676)	g	40,224
Finance and other expense (income)	6,804	(2,922)	—		3,882
Total other expense	38,767	30,015	37,019		105,801
Income (loss) before taxes	(29,452)	(9,589)	(104,651)		(143,692)
Taxes	(333)	—	(26,163)	h	(26,496)
Net income (loss)	$(29,119)	$(9,589)	$(78,488)		$(117,196)
a.The pro forma adjustments give effect to the following as if they occurred on January 1, 2020: (i) the Acquisition, (ii) the extinguishment of Nesco Holdings’ 2019 Credit Facility and the 2024 Secured Notes repaid in connection with the Acquisition and (iii) the extinguishment of the outstanding borrowings of Custom Truck LP’s credit facility and term loan that was repaid on the closing of the Acquisition.
b.Represents adjustments to cost of revenue for (i) the run-off of the estimated step-up in fair value of inventory acquired and (ii) a reduction to depreciation expense for the difference between historical depreciation and estimated depreciation of the preliminary fair value of the property and equipment.
c.Represents the adjustment for depreciation of rental fleet relating to the estimated mark-up to fair value from purchase accounting as a result of the Acquisition.
d.Represents the differential in other amortization and depreciation related to the estimated fair value of the identified intangible assets and non-rental property and equipment from purchase accounting as a result of the Acquisition.
e.Represents transaction expenses directly attributable to the Acquisition as if the Acquisition had occurred on January 1, 2020.
f.Represents the loss on extinguishment of debt as though the repayment of the 2019 Credit Facility and the 2024 Secured Notes had occurred on January 1, 2020.
g.Reflects the differential in interest expense, inclusive of amortization of capitalized debt issuance costs, related to the Company’s debt structure after the Acquisition as though the following had occurred on January 1, 2020: (i) borrowings under the ABL Facility; (ii) repayment of the 2019 Credit Facility; (iii) repayment of the 2024 Secured Notes; (iv) repayment of Custom Truck LP’s borrowings under its revolving credit and term loan facility; and (v) borrowing under the 2029 Secured Notes.
h.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%.

Reconciliation of Pro Forma Net Loss to Pro Forma Adjusted EBITDA
The following table provides a reconciliation of pro forma net loss to pro forma Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2021	2020	2021	2020
Net income (loss)	$(57,613)	$(18,602)	$(51,284)	$(117,196)
Interest expense	17,602	13,939	30,979	29,442
Income tax expense	30,479	(1,989)	34,860	(26,496)
Depreciation and amortization	60,062	55,957	111,887	112,223
EBITDA	50,530	49,305	126,442	(2,027)
Adjustments:				—
Non-cash purchase accounting impact	11,999	9,781	313	20,387
Transaction and process improvement costs	26	2,307	409	48,548
Loss on extinguishment of debt	—	—	—	61,695
Sales-type lease adjustment	(510)	886	645	256
Share-based payments	7,162	915	8,417	1,921
Change in fair value of derivative and warrants	1,034	804	6,880	6,767
Adjusted EBITDA	$70,241	$63,998	$143,106	$137,547

Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next 12 months; however, we are continuing to monitor the impact of COVID-19 on our business and the financial markets. As of June 30, 2021, we had $27.2 million in cash and cash equivalents compared to $3.4 million as of December 31, 2020. As of June 30, 2021, we had $385.0 million of outstanding borrowings under our ABL Facility compared to $251.0 million of outstanding borrowing under the 2019 Credit Facility as of December 31, 2020.
ABL Facility
In connection with the Acquisition on the Closing Date the Buyer, as borrower, and the ABL Guarantors (as defined in the ABL Credit Agreement) entered into the ABL Credit Agreement. The ABL Facility provides for revolving loans, in an amount equal to the lesser of the then-current borrowing base (described below) and the committed maximum borrowing capacity of $750.0 million, with a $75.0 million swingline sublimit, and letters of credit in an amount equal to the lesser of (a) $50.0 million and (b) the aggregate unused amount of commitments under the ABL Facility then in effect. The ABL Facility permits the Buyer to incur additional capacity under the ABL Facility in an aggregate amount equal to the greater of (x) $200.0 million and (y) 60.0% of Consolidated EBITDA (as defined in the ABL Credit Agreement) in additional commitments. As of the Closing Date, Buyer had no commitments from any lender to provide incremental commitments.
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
As of June 30, 2021, borrowing availability under the ABL Facility was $355.2 million, and outstanding standby letters of credit were $3.7 million. Borrowings under the ABL Facility will bear interest at a floating rate, which, at Buyer’s election, will be (a) in the case of U.S. dollar denominated loans, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or (ii) the base rate plus an applicable margin or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (x) with respect to base rate loans, 0.50% to 1.00% and (y) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
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
The obligations under the ABL Facility are guaranteed by Capitol Investment Merger Sub 2, LLC, Buyer and each of Buyer’s existing and future direct and indirect wholly owned domestic restricted subsidiaries, subject to certain exceptions, as well as certain of Buyer’s material Canadian subsidiaries (the “ABL Guarantors”). The obligations under the ABL Facility and the guarantees of those obligations are secured by (subject to certain exceptions): (i) a first priority pledge by each ABL Guarantor of all of the equity interests of restricted subsidiaries directly owned by such ABL Guarantors (limited to 65% of voting capital stock in the case of foreign subsidiaries owned directly by a U.S. subsidiary and subject to certain other exceptions and to certain exceptions in the case of non-

wholly owned subsidiaries) and (ii) a first priority security interest in substantially all of the ABL Guarantors’ present and after-acquired assets (subject to certain exceptions).
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
Floor Plan Financing
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) which bears interest at a rate of Prime plus 0.80% after an initial interest free period of up to 150 days. The total capacity under the Daimler Facility is $175.0 million.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $50.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of LIBOR plus 2.4%.
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement provides the Company with a $295.0 million revolving credit facility, which matures on August 25, 2022 and bears interest at a rate of LIBOR plus 3.05%.

Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Six Months Ended June 30,
(in $000s)	2021	2020
Net cash flow from operating activities	$57,225	$19,669
Net cash flow from investing activities	(1,360,227)	(35,227)
Net cash flow from financing activities	1,326,800	14,556
Net change in cash and cash equivalents	$23,798	$(1,002)
As of June 30, 2021, we had cash and cash equivalents of $27.2 million, an increase of $23.8 million from December 31, 2020. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance under our ABL Facility.
Cash Flows from Operating Activities
Net cash provided by operating activities was $57.2 million for the six months ended June 30, 2021, as compared to $19.7 million in the same period of 2020. The increase was driven by the addition of Custom Truck LP’s equipment sales levels in the current period.
Cash Flows from Investing Activities
Net cash used in investing activities was $1,360.2 million for the six months ended June 30, 2021, as compared to cash used in investing activities of $35.2 million in 2020. The increase is due to the Acquisition.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1,326.8 million for the six months ended June 30, 2021, as compared to $14.6 million in 2020. The increase is primarily due to the refinancing of Nesco’s debt and sale of common stock in connection with the Acquisition and Related Financing Transactions.

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Nesco Holdings Annual Report on Form 10-K for the year ended December 31, 2020. For a summary of our significant accounting policies, refer to the notes to our unaudited condensed consolidated financial statements included in this quarterly report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our asset-based revolving credit facility. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of June 30, 2021, we had $385.0 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.5 million on an annual basis. This amount does not reflect the impact of the interest rate collar currently in place.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On April 1, 2021, we completed the acquisition of Custom Truck LP. We are in the process of integrating policies, processes, people, technology and operations for the combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in internal controls related to the integration of Custom Truck LP and its subsidiaries into the combined company, including the related adoption of common financial reporting and internal control practices for the combined company and associated updates and improvements to the combined control environment, during the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS
The risk factors presented below amend and supplement the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the other information contained in this Quarterly Report on Form 10-Q, the risk factors discussed herein and in our latest Form 10-K should be considered carefully in evaluating the Company. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Effective management of our rental equipment is vital to our business and inability to obtain raw materials, component parts and/or finished goods in a timely and cost-effective manner would adversely affect our ability to manufacture and market our products.
Our rental equipment has a long economic life, and managing this equipment is a critical element to our business. We must successfully maintain and repair our equipment in a cost-effective manner to maximize the economic life of our products and the level of proceeds from the sale of such products. As the needs of our customers change, we may need to incur costs to relocate or remanufacture our assets to better meet shifts in demand. If the distribution of our assets is not aligned with regional demand, we may be unable to take advantage of opportunities despite excess inventory in other regions. If we are not able to successfully manage our assets, our business, results of operations and financial condition may be materially adversely affected.
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
As a small portion of our workforce is unionized, and we are subject to risk of work stoppages and other labor relations matters. As of June 30, 2021, approximately 2% of the U.S. hourly workers of the Company were represented by a labor union and were covered by a collective bargaining agreement. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies.
A material disruption to our operation and manufacturing locations could adversely affect our ability to generate revenue.
We have several significant production and manufacturing locations. If operations at any of these production and manufacturing locations were disrupted as a result of public health concerns, equipment failures, natural disasters, work stoppages, power outages or other reasons, our business, financial condition and results of operations could be adversely affected. Interruptions in production could increase costs and delay delivery of units in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available.
We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and results of operations and contribute to negative market perceptions about the Company or its securities, which could cause you to lose some or all of your investment.
The cost of new equipment that we purchase for use in our rental fleet or for our sales inventory may increase, and the aging or obsolescence of our existing equipment, and the fluctuation of the market value thereof, could have a material adverse affect on our results of operations.
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
If the average age of our fleet of rental equipment were to increase, the cost of maintaining our equipment, if not replaced within a certain period of time, will likely increase. If our operating costs increase as our rental equipment fleet ages and we are unable to pass along such costs, our earnings will decrease. As of June 30, 2021, the average age of our rental equipment fleet was less than five years. The costs of maintenance may materially increase in the future. Any significant increase in such costs could have a material adverse effect on our business, financial condition or results of operations.
In addition, the market value of any given piece of rental equipment could be less than its book value at the time of sale. The market value of used rental equipment depends on several factors, including:
•the market price for new equipment of a like kind;
•wear and tear on the equipment relative to its age;
•the time of year that it is sold (prices are generally higher during the construction seasons);

•worldwide and domestic demand for used equipment;
•the supply of used equipment on the market; and
•general economic conditions.
We include in operating income the difference between the sales price and the book value of equipment sold. Changes in our assumptions regarding depreciation could change our depreciation expense, as well as the gains or losses realized upon disposal of equipment. We cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition or results of operations.
Integration of the Nesco and the Custom Truck LP businesses may be difficult, costly and time-consuming, and the anticipated benefits and cost savings of the Acquisition may not be realized or may be less than expected.
Our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process, and we cannot assure you that we will be able to successfully integrate Nesco and Custom Truck LP or, if the integration is successfully accomplished, that the integration will not be more costly or take longer than presently contemplated. If we cannot successfully integrate and manage the two businesses within a reasonable time following the Acquisition, we may not be able to realize the potential and anticipated benefits of the Acquisition, which could have a material adverse effect on our business, financial condition and operating results.
Our ability to realize the expected synergies and benefits of the Acquisition is subject to a number of risks and uncertainties, many of which are outside of our control. These risks and uncertainties could adversely impact our business, financial condition and operating results, and include, among other things:
•our ability to complete the timely integration of operations and systems, organizations, standards, controls, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of Nesco and Custom Truck LP;
•our ability to minimize the diversion of management attention from ongoing business concerns during the integration process;
•our ability to retain the service of key management and other key personnel;
•our ability to preserve customer, supplier and other important relationships and resolve potential conflicts that may arise;
•the risk that certain customers and suppliers will opt to discontinue business with the combined company or exercise their right to terminate their agreements as a result of the Acquisition pursuant to change of control provisions in their agreements or otherwise;
•the risk that Custom Truck LP may have liabilities that we failed to discover or fully appreciate in the course of performing due diligence;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination; and
•difficulties in managing the expanded operations of a significantly larger and more complex combined company.
We may encounter additional integration-related costs, fail to realize all of the benefits anticipated in the Acquisition or be subject to other factors that adversely affect preliminary estimates. In addition, even if the operations of the two businesses are integrated successfully, the full benefits of the Acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that we expect. The occurrence of any of these events, individually or in combination, could have a material adverse effect on our financial condition and operating results.
We expect to achieve pro forma cost synergies totaling approximately $50 million within two years of the Closing Date. We also expect to incur integration and restructuring costs of approximately $50 million to achieve these synergies, with $40 million of these costs incurred in the first two years following the Closing Date. The anticipated synergies are based upon assumptions about our ability to implement integration measures in a timely fashion and within certain cost parameters. Our ability to achieve the planned synergies is dependent upon a significant number of factors, many of which are beyond our control, such as our ability to integrate businesses that we acquire (including the integration of Nesco and Custom Truck LP), operating difficulties, increased operating costs, delays in implementing initiatives and general economic, competitive or industry conditions. For example, we may be unable to eliminate duplicative costs in a timely fashion or at all. Additionally, achieving these benefits may require certain related one-time costs, charges and expenses, which may be material. We can provide no assurance that we will be successful in generating growth, maintaining or increasing our cash flows or profitability or achieving cost savings and revenue enhancements, and our inability to do so could have a material adverse effect on our business, cash flows, results of operations and financial position.
The assumptions and estimates underlying the pro forma cost synergies are inherently uncertain and, although considered reasonable by our management as of the date of this report, are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those contained in the financial projections, including, among others, risks and uncertainties due to general business, economic, regulatory, market and financial conditions, as well as changes in the combined company’s businesses, financial condition or results of operations, and other risks and uncertainties included in this “Risk Factors” section.
Platinum owns the majority of our equity, and its interests may not be aligned with yours.
Subsequent to the consummation of the Acquisition, Platinum now owns the majority of our fully diluted shares and, therefore, has the power to control our affairs and policies. Platinum also controls, to a large degree, the election of directors, the appointment of management, the entry into mergers, sales of substantially all of our assets, and other extraordinary transactions. The directors so elected have authority, subject to the terms of our indebtedness, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of Platinum could conflict with your interests. For example, Platinum is in the business of making investments in companies and, from time to time in the future, may acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Platinum may also pursue acquisition opportunities that may be complementary to our business and, as a result, these acquisition opportunities may not be available to us.
We have, and may incur, significant indebtedness and may be unable to service our debt. This indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital and prevent us from growing our business.
We have a significant amount of indebtedness and may incur additional indebtedness in the future, including in connection with our growth capital expenditure plan. As of June 30, 2021, our total indebtedness was $1,357.6 million, consisting of $920.0 million in aggregate principal amount of the 2029 Secured Notes, $385.0 million of borrowings under our ABL Facility and capital lease and other debt obligations of $52.6 million (excluding approximately $252.3 million of indebtedness under our floorplan financing agreements). Although the Indenture and the ABL Credit Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant exceptions and qualifications, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Moreover, the Indenture does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the Indenture (such as operating leases), nor does it impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” under such Indenture. Similarly, the ABL Credit Agreement does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the agreement (such as operating leases).
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
•exposing us to the risk of increased interest rates as borrowings under our ABL Facility are subject to variable rates of interest;
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

To service our indebtedness, we will require a significant amount of cash. Our ability to pay interest and principal in the future on our indebtedness and to fund our capital expenditures and acquisitions will depend upon our future operating performance and the availability of refinancing options, which will be affected by prevailing economic conditions, the availability of capital, as well as financial, business and other factors, some of which are beyond our control.
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
•guarantee indebtedness; and
•create liens.
There are limitations on our ability to incur the full $750.0 million of commitments under the ABL Facility. Availability will be limited to the lesser of a borrowing base and $750.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our parts inventory, fleet inventory accounts receivable and unrestricted cash (in each case, subject to customary reserves). As a result, our access to credit under the ABL Facility is potentially subject to significant fluctuations, depending on the value of the borrowing base-eligible assets as of any measurement date. With respect to the ABL Facility, on any date when Availability (as such term shall be defined in the ABL Credit Agreement) is less than the greater of (i) 10% of the lesser of (A) the aggregate revolving commitments under the ABL Facility at such time and (B) the borrowing base at such time (such lesser amount, the “Line Cap”) and (ii) $60 million, we will also be required by a springing covenant to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00, tested for the four fiscal quarter period ending on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Availability has been equal to or greater than the greater of (x) 10% of the Line Cap, and (y) $56 million for five consecutive business days. Our ability to meet the financial covenant could be affected by events beyond our control. The inability to borrow under the ABL Facility may adversely affect our liquidity, financial position and results of operations.
These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. A failure to comply with the restrictions in the Indenture and the ABL Credit Agreement could result in an event of default under such instruments or credit agreement. Our future operating results may not be sufficient to enable compliance with the covenants in the Indenture or ABL Credit Agreement or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments, including those under the Indenture and under our ABL Facility. If we default on our indebtedness, our business, financial condition or results of operations could be materially and adversely affected. If we fail to maintain compliance with these covenants in the future, we cannot assure you that we will be able to obtain waivers from the lenders and/or amend the covenants.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our ABL Facility are at variable rates of interest and will expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2021, we have variable rate debt, consisting of $385.0 million outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.5 million per year. This amount does not reflect the impact of the interest rate collar currently in place. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
The phase-out of LIBOR, and uncertainty as to its replacement, may adversely affect our business.
On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR after 2021 after which time it can no longer guarantee its availability. Although alternative reference rates have been proposed, it is unknown at this point which of these alternative reference rates will attain market acceptance as replacements for LIBOR.
Portions of our borrowings under the ABL Facility bear interest at rates that are calculated based on LIBOR. In addition, certain of our agreements, including derivative agreements, also make reference to LIBOR. To prepare for the phase out of LIBOR, we may need to renegotiate the ABL Facility and other agreements and may not be able to do so on terms that are favorable to us. It is also currently unknown what impact any contract modification will have on our financial statements. Further, the financial markets may be disrupted as a result of the phase out of LIBOR if banks fail to execute a smooth transition to an alternate rate.
Disruption in the financial markets or the inability to renegotiate our agreements to remove and replace LIBOR on favorable terms, or a negative impact from any contract modifications, could have an adverse effect on our business, financial position, and results of operations.
Disruptions or security compromises affecting our information technology systems or those of our critical service providers could adversely affect our operating results by subjecting us to liability, and limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, or implement strategic initiatives.
The security and integrity of our information technology systems and assets are critical to our business and ability to monitor and control our operations, deliver our products and services, and adjust to changing market conditions. While we own certain of our information technology systems, we also engage third parties across an array of software, systems and technologies (including cloud-based) and functions (e.g., HR, finance, communications, compliance), which enable us to conduct, monitor and/or protect our business, operations, systems and data assets. In addition, in the ordinary course of business, we and/or our service providers collect, process and store sensitive data, including intellectual property, our proprietary business data and that of our customers, suppliers and business partners, as well as personally identifiable information.
We and our service providers experience constant threats to our data and systems, and despite various security controls and measures, we remain vulnerable to cyberattacks and security incidents resulting from malware (e.g., ransomware), computer viruses, malfeasance by external or internal actors, and/or incidents attributable to human error (e.g., due to social engineering or phishing). The White House, SEC and other regulators have accordingly increased their focus on companies’ cybersecurity vulnerabilities and risks. We have also observed a global increase in cybersecurity threats and more sophisticated cyber-attacks and threat actors. Such attacks and threats are unpredictable as to their timing, nature and scope. As a result, we may be unable to anticipate or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents due to the increased use by threat actors of tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The COVID-19 pandemic has presented additional operational and cybersecurity risks due to work-from-home arrangements at the Company and our providers.

Any successful cyberattack, compromise, breach, or disruption involving our or our critical service providers’ information technology systems, or the failure of any of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions. Further, any compromise or breach of such systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, any of which could have a material adverse effect on our business. Certain of our software applications are also utilized by third parties who provide outsourced administrative functions, which may increase the risk of a cybersecurity incident. In addition, because our systems may contain sensitive data information about individuals and businesses, our failure to maintain the security, integrity or confidentiality of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs for compliance and systems remediation, increased costs of liability for litigation and regulatory proceedings as well as fines and penalties, result in the misuse of our systems and networks, manipulation and destruction of data, misappropriation of assets or production stoppages and supply shortages, and other potential material adverse effects on our results of operations. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. Global data privacy and cybersecurity rules, regulations and industry standards are rapidly evolving, including laws like the California Consumer Privacy Act, which provides for a private right of action for certain types of data breaches. Complying with any new or changing legal and regulatory requirements could force us to incur substantial expenses or require us to change our business practices in a manner that could harm our business. If any security attacks, breaches or incidents are not detected or deflected by our current security measures, we could also be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
Although we maintain insurance coverage for various cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 1, 2021, the Company issued 176,600,000 shares of Common Stock, in the aggregate, to the parties to the Rollover Agreements, Platinum and the PIPE Investors. Such shares of Common Stock were issued at a price of $5.00 per share, for $883.0 million in the aggregate. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506(c) of Regulation D of the Securities Act. The issuance was completed to finance the Acquisition.

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
10.1 *
Revolving Credit Agreement, dated as of April 1, 2021, by and among Capitol Investment Merger Sub 2, LLC, NESCO Holdings II, Inc., the various lenders and issuing banks party thereto and Bank of America, N.A., as administrative agent, collateral agent and swingline lender (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 2, 2021)

10.2
Registration Rights Agreement, dated as of April 1, 2021, between Custom Truck One Source, Inc. and certain holders identified therein (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 2, 2021)

10.3 *
Amended and Restated Stockholders’ Agreement, dated as of April 1, 2021, among Custom Truck One Source, Inc. and certain holders identified therein (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 2, 2021)

10.4
Corporate Advisory Services Agreement, dated as of April 1, 2021, between Custom Truck One Source, Inc. and Platinum Equity Advisors, LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 2, 2021)

10.5
Transition Agreement, dated May 20, 2021, by and between Joshua Boone and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 26, 2021)

10.6
Good Reason Extension Letter, dated May 21, 2021, by and between Robert Blackadar and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 26, 2021)

10.7
Good Reason Extension Letter, dated May 20, 2021, by and between Kevin Kapelke and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 26, 2021)

10.8**	Release Agreement, by and between Lee Jacobson and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 26, 2021)
10.9
Custom Truck One Source, Inc. Amended and Restated 2019 Omnibus Incentive Plan (filed as Annex A to Custom Truck One Source, Inc.’s Definitive Proxy Statement on Schedule 14A filed June 10, 2021, File No. 001-38186, and incorporated herein by reference)

31.1 +	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+ Filed or furnished herewith.
* Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.
** Certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	August 16, 2021	/s/ Fred Ross
Fred Ross, Chief Executive Officer

Date:	August 16, 2021	/s/ Bradley Meader
Bradley Meader, Chief Financial Officer