Form 10-Q
period 2021-09-30
Custom Truck One Source, Inc.
filed 2021-11-15
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of common stock outstanding as of November 10, 2021 was 247,305,663.

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
•the cyclical nature of demand for our products and services and our vulnerability to industry, regional and national downturns, which impact, among others, our ability to manage our rental equipment;
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
•disruptions in our supply chain as a result of the ongoing COVID-19 pandemic;
•aging or obsolescence of our existing equipment, and the fluctuations of market value thereof;
•our inability to recruit and retain the experienced personnel, including skilled technicians, we need to compete in our industries;
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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$21,086	$3,412
Accounts receivable, net	165,161	60,933
Financing receivables, net	25,963	—
Inventory	381,159	31,367
Prepaid expenses and other	11,777	7,530
Total current assets	605,146	103,242
Property and equipment, net	111,178	6,269
Rental equipment, net	879,025	335,812
Goodwill	684,796	238,052
Intangible assets, net	341,160	67,579
Deferred income taxes	—	16,952
Operating lease assets	37,117	—
Other assets	22,799	498
Total Assets	$2,681,221	$768,404
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$82,538	$31,829
Accrued expenses	68,797	31,991
Deferred revenue and customer deposits	21,605	975
Floor plan payables - trade	78,505	—
Floor plan payables - non-trade	150,694	—
Operating lease liabilities - current	5,006	—
Current maturities of long-term debt	4,997	1,280
Current portion of finance lease obligations	4,471	5,276
Total current liabilities	416,613	71,351
Long-term debt, net	1,323,671	715,858
Finance leases	5,391	5,250
Operating lease liabilities - noncurrent	32,425	—
Deferred income taxes	19,752	—
Derivative and warrants liabilities	25,874	7,012
Total long-term liabilities	1,407,113	728,120
Commitments and contingencies (see Note 17)
Stockholders' Equity (Deficit)
Common stock — $0.0001 par value, 250,000,000 shares authorized, 247,305,663 and 49,156,753 shares issued and outstanding, at September 30, 2021 and December 31, 2020, respectively	25	5
Treasury stock, at cost — 316,446 shares at September 30, 2021	(3,007)	—
Additional paid-in capital	1,504,254	434,917
Accumulated deficit	(643,777)	(465,989)
Total stockholders' equity (deficit)	857,495	(31,067)
Total Liabilities and Stockholders' Equity (Deficit)	$2,681,221	$768,404
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s, except share and per share data)	2021	2020	2021	2020
Revenue
Rental revenue	$109,108	$46,125	$255,936	$144,103
Equipment sales	217,163	11,558	482,825	38,628
Parts sales and services	31,034	11,577	71,954	36,753
Total revenue	357,305	69,260	810,715	219,484
Cost of Revenue
Cost of rental revenue	25,932	13,307	71,873	42,699
Depreciation of rental equipment	50,153	19,467	111,176	59,275
Cost of equipment sales	191,991	10,600	434,995	33,295
Cost of parts sales and services	23,977	10,255	60,510	30,839
Total cost of revenue	292,053	53,629	678,554	166,108
Gross Profit	65,252	15,631	132,161	53,376
Operating Expenses
Selling, general and administrative expenses	48,625	9,319	111,939	33,512
Amortization	13,334	771	27,420	2,234
Non-rental depreciation	873	21	1,845	74
Transaction expenses and other	7,742	561	42,765	3,282
Total operating expenses	70,574	10,672	183,969	39,102
Operating Income (Loss)	(5,322)	4,959	(51,808)	14,274
Other Expense
Loss on extinguishment of debt	—	—	61,695	—
Interest expense, net	19,045	15,853	53,674	47,816
Financing and other expense (income)	(3,656)	(559)	143	6,245
Total other expense	15,389	15,294	115,512	54,061
Income (Loss) Before Income Taxes	(20,711)	(10,335)	(167,320)	(39,787)
Income Tax Expense (Benefit)	(186)	(25,508)	10,468	(25,841)
Net Income (Loss)	$(20,525)	$15,173	$(177,788)	$(13,946)

Basic Earnings (Loss) Per Share	$(0.08)	$0.31	$(0.99)	$(0.28)
Weighted-Average Common Shares Outstanding	244,292,357	49,033,903	179,785,056	49,033,903

Diluted Earnings (Loss) Per Share	$(0.08)	$0.31	$(0.99)	$(0.28)
Weighted-Average Common Shares Outstanding	244,292,357	49,307,811	179,785,056	49,033,903
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in $000s)	2021	2020
Operating Activities
Net income (loss)	$(177,788)	$(13,946)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	145,967	63,819
Amortization of debt issuance costs	3,416	2,188
Loss on extinguishment of debt	61,695	—
Provision for losses on accounts receivable	8,391	1,813
Share-based compensation	12,716	1,669
Gain on sales and disposals of rental equipment	(8,636)	(4,945)
Change in fair value of derivative and warrants	5,453	6,149
Deferred tax expense (benefit)	10,003	(24,417)
Changes in assets and liabilities:
Accounts and financing receivables	(33,217)	9,258
Inventories	79,040	(3,797)
Prepaids, operating leases and other	(2,115)	(953)
Accounts payable	(2,450)	(8,920)
Accrued expenses and other liabilities	16,955	(11,782)
Floor plan payables - trade, net	(12,485)	—
Customer deposits and deferred revenue	5,810	(1,270)
Net cash flow from operating activities	112,755	14,866
Investing Activities
Acquisition of business, net of cash acquired	(1,337,686)	—
Purchases of rental equipment	(141,142)	(59,197)
Proceeds from sales and disposals of rental equipment	62,617	29,855
Other investing activities, net	(3,404)	(527)
Net cash flow from investing activities	(1,419,615)	(29,869)
Financing Activities
Proceeds from debt	947,420	—
Proceeds from issuance of common stock	883,000	—
Payment of common stock issuance costs	(6,386)	—
Payment of premiums on debt extinguishment	(53,469)	—
Share-based payments	(652)	—
Borrowings under revolving credit facilities	461,084	74,042
Repayments under revolving credit facilities	(307,056)	(55,019)
Repayments of notes payable	(497,047)	(964)
Finance lease payments	(4,382)	(7,718)
Acquisition of inventory through floor plan payables - non-trade	184,950	—
Repayment of floor plan payables - non-trade	(248,234)	—
Payment of debt issuance costs	(34,694)	—
Net cash flow from financing activities	1,324,534	10,341
Net Change in Cash and Cash Equivalents	17,674	(4,662)
Cash and Cash Equivalents at Beginning of Period	3,412	6,302
Cash and Cash Equivalents at End of Period	$21,086	$1,640

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows — Continued (unaudited)

	Nine Months Ended September 30,
(in $000s)	2021	2020
Supplemental Cash Flow Information
Interest paid	$44,786	$56,815
Income taxes paid	217	156
Non-Cash Investing and Financing Activities
Non-cash consideration - acquisition of business	187,935	—
Rental equipment and property and equipment purchases in accounts payable	—	4,217
Rental equipment sales in accounts receivable	1,429	902

See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2020	49,156,753	—	$5	$—	$434,917	$(465,989)	$(31,067)
Net income (loss)	—	—	—	—	—	(27,907)	(27,907)
Share-based payments	62,630	—	—	—	597	—	597
Warrants liability reclassification (see Note 15)	—	—	—	—	(10,290)	—	(10,290)
Balance, March 31, 2021	49,219,383	—	5	—	425,224	(493,896)	(68,667)
Net income (loss)	—	—	—	—	—	(129,356)	(129,356)
Share-based payments	1,118,846	(235,856)	—	(2,256)	9,618	—	7,362
Shares issued in business combination	196,700,000	—	20	—	1,064,529	—	1,064,549
Balance, June 30, 2021	247,038,229	(235,856)	$25	$(2,256)	$1,499,371	$(623,252)	$873,888
Net income (loss)	—	—	—	—	—	(20,525)	(20,525)
Share-based payments	267,434	(80,590)	—	(751)	4,883	—	4,132
Balance, September 30, 2021	247,305,663	(316,446)	$25	$(3,007)	$1,504,254	$(643,777)	$857,495

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2019	49,033,903	—	$5	$—	$432,577	$(444,712)	$(12,130)
Net income (loss)	—	—	—	—	—	(15,969)	(15,969)
Share-based payments	—	—	—	—	559	—	559
Balance, March 31, 2020	49,033,903	—	5	—	433,136	(460,681)	(27,540)
Net income (loss)	—	—	—	—	—	(13,150)	(13,150)
Share-based payments	—	—	—	—	453	—	453
Balance, June 30, 2020	49,033,903	—	$5	—	$433,589	$(473,831)	$(40,237)
Net income (loss)	—	—	—	—	—	15,173	15,173
Share-based payments	—	—	—	—	657	—	657
Balance, September 30, 2020	49,033,903	—	$5	$—	$434,246	$(458,658)	$(24,407)

See accompanying notes to unaudited condensed consolidated financial statements.

 Custom Truck One Source, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Business and Organization
Organization
Custom Truck One Source, Inc., formerly Nesco Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries are engaged in the business of providing a range of services and products to customers through rentals and sales of specialty equipment, rentals and sales of aftermarket parts and services related to the specialty equipment, and repair, maintenance and customization services related to that equipment. Immediately following the acquisition by Nesco Holdings II, Inc. of Custom Truck One Source, L.P. (“Custom Truck LP”) as discussed in Note 3: Business Combination, on April 1, 2021 (the “Acquisition”), Nesco Holdings, Inc. (“Nesco Holdings”) changed its name to “Custom Truck One Source, Inc.” and changed The New York Stock Exchange ticker for its shares of common stock (“Common Stock”) from “NSCO” to “CTOS,” and the ticker of its redeemable warrants from “NSCO.WS” to “CTOS.WS.” Terms such as, “we,” “our,” “us,” or “the Company” refer to Nesco Holdings prior to the Acquisition, and to the combined company after the Acquisition. Unless the context otherwise requires, the term “Nesco” or “Nesco Holdings” as used in these financial statements means Nesco Holdings and its consolidated subsidiaries prior to the Acquisition, and the term “Custom Truck LP” means Custom Truck LP and its consolidated subsidiaries prior to and on the date of the Acquisition.
We are a specialty equipment provider to the electric utility transmission and distribution, telecommunications, rail and other infrastructure-related industries in North America. Our core business relates to our new equipment inventory and rental fleet of specialty equipment that is utilized by service providers in infrastructure development and improvement work. We offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade, and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks and rail systems, as well as for lighting and signage. We rent, produce, sell and service a broad range of new and used equipment, including bucket trucks, digger derricks, dump trucks, cranes, service trucks, and heavy-haul trailers. Following the Acquisition, we changed our reportable segments to be consistent with how we currently manage the business, representing three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). Segment information provided within this Quarterly Report on Form 10-Q, including Note 19: Segments, has been adjusted for all prior periods to be consistent with the current reportable segment presentation.
Equipment Rental Solutions (“ERS”) Segment
We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
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

Aftermarket Parts and Services (“APS”) Segment
The APS segment includes the sale of specialized aftermarket parts, including captive parts related to our Load King© brand, used in the maintenance and repair of the equipment we sell and rent. Specialized tools, including stringing blocks, insulated hot stick, and rigging equipment, are sold or rented to customers on an individual basis or in packaged specialty kits. We also provide truck and equipment maintenance and repair services, which is executed throughout our nationwide branch network and fleet of mobile technicians supported by our 24/7 call center based in Kansas City, Missouri.

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires that these Condensed Consolidated Financial Statements and most of the disclosures in these Notes be presented on a historical basis, as of or for the current interim period ended or comparable prior periods. The consolidated financial position and results of operations and cash flows (including segment information) presented herein include those of Custom Truck LP as of September 30, 2021 and since the date of the Acquisition. Financial information presented for periods prior to the Acquisition represent those of Nesco Holdings and its subsidiaries.
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
Effective January 1, 2021, the Company adopted Topic 842. In connection with the adoption of Topic 842, the Company recognized lease liabilities and ROU assets as of January 1, 2021, as further described in Note 10: Leases as Lessee. The comparative prior period financial statement information has not been restated and continues to be reported under the accounting standards in effect for those periods (e.g., under Topic 840). Additionally, pursuant to Topic 842, accounting and recognition for leases qualifying as finance leases is unchanged from the prior accounting and recognition requirements under Topic 840, which referred to such leases as capital leases. As of January 1, 2021, we had capital lease obligations of approximately $10.5 million which became “finance leases” under Topic 842.

The adoption of Topic 842 did not have a significant impact on the recognition of leasing revenue; however, pursuant to the requirements of Topic 842, the Company records changes in estimated collectability of operating lease trade receivables directly against rental revenue. Such amounts were previously classified as selling, general and administrative expenses.
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
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of a reporting unit’s goodwill (as if purchase accounting were performed on the testing date) to the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). We adopted this guidance effective January 1, 2021; however, as discussed in Note 11: Goodwill and Intangible Assets, there was no impairment of goodwill in the three and nine months ended September 30, 2021 and 2020. Accordingly, the adoption of this standard did not have any impact on our consolidated financial statements.
Cash and Cash Equivalents
Cash and cash equivalents consists of cash and short-term investments with remaining maturities of three months or less when acquired. The carrying amount of cash and cash equivalents approximates its fair value. The Company maintains deposits at financial institutions in excess of federally insured limits.
Revenue Recognition
We recognize revenue in accordance with two different accounting standards: (1) Topic 606 and Topic 842 for periods after January 1, 2021, and (2) Topic 606 and Topic 840, for periods prior to January 1, 2021.
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
Rental Revenue. Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. We also charge customers for damaged equipment, which is assessed and billed at the time a rental asset is returned to the Company and recorded within Parts Sales and Services revenue. In connection with our adoption of Topic 842, beginning January 1, 2021, we record changes in the estimated collectability of operating lease trade receivables against rental revenue. Such amounts were previously classified as selling, general and administrative expenses. Our rental contracts are for various equipment, aftermarket parts and services under 28-day or monthly agreements which include automatic renewal provisions. The majority of our rental payments are due upon receipt, with a majority billed at the end of each 28-day or monthly period. Revenue is recognized ratably over the rental agreement period and in accordance with Topic 842, and, for periods prior to January 1, 2021, Topic 840. Unearned revenue is reported in deferred revenue and customer deposits in our consolidated balance sheets. We require our rental customers to maintain liability and property insurance covering the units during the rental term and to indemnify us from losses caused by the negligence of the customer, their employees or contractors.
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
Parts Sales and Services. We sell aftermarket parts and services. We derive our services revenue primarily from maintenance, repair and upfit services on heavy-duty trucks and cranes. Revenue from these services includes parts sales needed to complete the service work. We recognize services revenue as the service work is completed. We record revenue on a point in time basis as parts are delivered. The amount of consideration we receive for parts is based upon a list price net of discounts and incentives, and the impact of such variable consideration is factored into the amount of revenue we recognize at any point in time. The amount of consideration received for services is based upon labor hours expended and parts utilized to perform and complete the necessary services for our customers. There are no rights of return or warranties offered on parts sales. Payment is usually due and collected within 30 days subsequent to delivery of parts or performance of service.
We record sales tax billed to customers and remitted to governmental authorities on a net basis and, consequently, these amounts are excluded from revenues and expenses. Sales taxes are recorded as accrued expenses when billed.
Shipping and Handling Costs. We classify shipping and handling fees billed to customers related to the placement of rental units as rental revenues in our Condensed Consolidated Statements of Operations. We include the related shipping and handling costs in cost of rental revenue, excluding depreciation, in our Condensed Consolidated Statements of Operations. Shipping and handling fees billed to customers related to the sale of equipment and parts are recorded as equipment sales or parts sales and services revenue, respectively. The related shipping and handling costs are recorded in cost of equipment sales or cost of parts sales and services, respectively.
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
We monitor ongoing credit exposure through an active review of customer balances against contract terms and due dates. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowances for credit losses reflect the estimate of the amount of receivables that management assesses will be unable to be collected based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease the allowances. We review the adequacy of the allowance on a quarterly basis. The allowance for doubtful accounts was $13.2 million and $6.4 million as of September 30, 2021 and December 31, 2020, respectively, and is included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
In accordance with the adoption of Topic 842, effective January 1, 2021, specifically identifiable lease revenue receivables not deemed probable of collection are recorded as a reduction of revenue. The remaining provision for credit losses, which relates to product sales and services, is recorded in selling, general and administrative expense. For periods prior to January 1, 2021, the entire provision for credit losses was recorded in selling, general and administrative expense.

Inventory
Inventory is carried at the lower of cost or net realizable value. The Company periodically reviews inventories on hand and maintains reserves for slow-moving, excess, or obsolete inventories.
Whole goods inventory is comprised of chassis, attachments (i.e., boom cranes, aerial lifts, digger derricks, dump bodies, etc.), and the in-process costs incurred in the final assembly of those units. As part of our business model, we sell unassembled individual whole goods and whole goods with varying levels of customization direct to consumers or dealers. Whole goods inventory also includes new equipment purchased specifically for resale to customers, which purchases are recorded directly to inventory when received. Cost is determined by specific identification for whole goods inventory. Aftermarket parts and services inventories are recorded at weighted average cost.
Rental and Property and Equipment
Rental Equipment
Rental equipment is primarily comprised of the cost of truck-mounted aerial lifts, cranes, trucks, trailers, digger derricks, line equipment, cranes, pressure diggers, underground and other machinery and equipment. The rental equipment we purchase is recorded at cost and depreciated over the estimated rentable life of the equipment using the straight-line method over useful lives, depending on product categories, ranging from 5 to 7 years, to an estimated residual value, depending on product categories, ranging from 15% to 35%. Depreciation of rental equipment commences when a rental unit is placed into the rental fleet and becomes available to rent and the cost is depreciated whether or not the equipment is on rent. We reevaluate the estimated rentable life as rental equipment is purchased, estimating the period that the asset will be held, considering factors such as historical rental activity and expectations of future rental activity. We also reevaluate the estimated residual values of the applicable rental equipment. The residual value of equipment is affected by factors that include equipment age, amount of usage and market conditions. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These factors are considered when estimating future residual values and depreciation periods.
Expenditures for repair and maintenance that extend the useful life of the equipment and are necessary to keep an equipment unit in rentable condition are capitalized and depreciated over the estimated remaining useful life of the equipment, which is the period the repair and maintenance is expected to provide future economic benefit. When making repairs, we dispose of damaged and replaced components at their net carrying values. The cost of these disposed components is expensed as depreciation in the Condensed Consolidated Statements of Operations. The cost of routine and recurring maintenance activities related to the rental fleet are charged to expense as incurred.
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
Cloud Computing Arrangement Implementation Costs
The Company has entered into certain cloud-based hosting agreements that are accounted for as service contracts. For internal-use software obtained through a hosting arrangement that is a service contract, the Company capitalizes certain implementation costs, such as costs incurred to integrate, configure, and customize internal-use software, which are consistent with costs incurred during the application development stage for on-premise software. These capitalized development costs are recorded in other assets on the Condensed Consolidated Balance Sheets. Implementation costs capitalized during the three- and nine-month periods ended September 30, 2021 were $2.7 million and $4.8 million, respectively. Capitalized implementation costs are amortized straight-line over the term of the hosting arrangement plus any reasonably certain renewal periods, which range from three years to 10 years. Amortization expense for these assets is included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. For the three- and nine-month periods ended September 30, 2021, amortization of these costs was not material.
Leases as Lessee
We determine if an arrangement is a lease at inception of an arrangement. Operating and finance lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term, while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As most leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. The length of a lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise those options. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less. Additionally, when accounting for leases, we combine payments for leased assets, related services and other components of a lease. Finally, we apply a portfolio approach to determine the discount rate for leases with similar characteristics.
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

Purchase Price
The Company issued 20,100,000 shares of Common Stock to Custom Truck LP equity interest holders, as well as paid cash and repaid debt obligations as consideration for the Acquisition. The trading price of the Common Stock was $9.35 per share on the Closing Date. The purchase price has been determined to be as follows:

(in $000s, except share and per share data)
Common stock issued	20,100,000
Common stock per share price as of April 1, 2021	$9.35
Fair value of common stock issued	$187,935
Cash consideration paid to equity interest holders	790,324
Repayment of debt obligations	552,600
Total purchase price	$1,530,859
During the three months ended September 30, 2021, the Company transferred an additional $3.4 million of cash consideration to the Sellers related to certain customary closing adjustments set forth in the Purchase Agreement.
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
The following table summarizes the April 1, 2021 preliminary fair values of the assets acquired and liabilities assumed. During the three months ended September 30, 2021, the Company identified and recorded certain measurement period adjustments to the preliminary purchase price allocation, which are reflected in the table below. These adjustments were not significant and related primarily to rental equipment and current liabilities. The measurement period adjustments, coupled with the additional cash consideration discussed above, increased goodwill by approximately $4.5 million during the three months ended September 30, 2021. Measurement period adjustments impacting the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2021 were not significant. The final assessment of the fair value of the Custom Truck LP assets acquired and liabilities assumed, including estimates of fair values for inventory, property and equipment, rental equipment, certain intangible assets, deferred income taxes and the final assignment of goodwill to reporting units, was not complete as of September 30, 2021. The preliminary fair values are subject to change pending a final determination of the fair values of assets acquired and liabilities assumed as more information is received about their respective values.

(in $000s)
Accounts and financing receivables (a)	$109,681
Inventory	434,328
Other current assets	14,080
Property and equipment (b)	105,113
Rental equipment	567,366
Intangible assets (c)	301,000
Operating lease assets	23,766
Other assets	18,223
Total identifiable assets acquired	1,573,557
Current liabilities	(410,276)
Long-term debt	(28,607)
Operating lease liabilities-noncurrent	(21,308)
Deferred tax and other liabilities	(29,251)
Total identifiable liabilities assumed	(489,442)
Total net assets	1,084,115
Goodwill (d)	446,744
Net assets acquired (purchase price)	$1,530,859

a.The preliminary estimated fair value of accounts and financing receivables is $109.7 million, with the gross contractual amount being $116.7 million. The Company estimates $7.0 million to be uncollectible.
b.Acquired property and equipment is primarily comprised of land, buildings and improvements with a preliminary estimated fair value of $67.9 million, and machinery, equipment and vehicles, with a preliminary estimated fair value of $31.1 million, as well as other property with a preliminary estimated fair value of $6.1 million.
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
Custom Truck LP has generated $612.3 million of revenue and $29.0 million of pre-tax loss since the Closing Date, which are included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.
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
Also on the Closing Date, the Buyer, its direct parent, and certain of its direct and indirect subsidiaries entered into a senior secured asset-based revolving credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and certain other lenders party thereto, consisting of a $750.0 million first lien senior secured asset-based revolving credit facility with a maturity of five years (the “ABL Facility”), which includes borrowing capacity for revolving loans (with a swingline sub-facility) and the issuance of letters of credit. Proceeds from the ABL Facility were used to finance the repayment of certain indebtedness of (i) Custom Truck LP under that certain Credit Agreement, dated as of April 18, 2017 (the “Custom Truck LP Credit Facility”), by and among Custom Truck LP, the other entities party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, and (ii) Buyer under that certain Credit Agreement, dated as of July 31, 2019 (the “2019 Credit Facility”), by and among Capitol Investment Merger Sub 2, LLC, the other entities party thereto and JPMorgan Chase Bank, N.A., as administrative agent, as well as to pay fees and expenses related to the Acquisition and the financing transactions.
Pro Forma Information
The below pro forma information is presented for the three- and nine-month periods ended September 30, 2021 and 2020 and uses the estimated fair value of assets and liabilities on the Closing Date, and makes the following assumptions: (1) removes acquisition-related costs and charges that were recognized in the Company's condensed consolidated financial statements in the three-month period ended June 30, 2021 (the quarter the Acquisition occurred) from the nine months ended September 30, 2021 and applies these costs and charges to the nine-month period ended September 30, 2020, as if the Acquisition and related financing transactions had occurred on January 1, 2020; (2) removes the loss on the extinguishment of debt that was recognized in the Company's condensed consolidated financial statements in the nine month-period ended September 30, 2021 and applies the charge to the nine-month period ended September 30, 2020, as if the debt extinguishment giving rise to the loss had occurred on January 1, 2020; (3) adjusts for the impacts of purchase accounting in the three and nine months ended September 30, 2021 and 2020; (4) adjusts interest expense, including amortization of debt issuance costs, to reflect borrowings on the ABL Facility and issuance of the 2029 Secured Notes, as if the funds had been borrowed and the notes had been issued on January 1, 2020 and used to repay Nesco’s 2019 Credit Facility, Nesco’s Senior Secured Notes due 2024 (both as defined in Note 9: Debt) and the Custom Truck LP Credit Facility and term loan; and (5) adjusts for the income tax effect using a tax rate of 25%. The pro forma information is not necessarily indicative of the Company’s results of operations had the Acquisition been completed on January 1, 2020, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies, synergies, or revenue opportunities that could result from the Acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2021	2020	2021	2020
Revenue	$357,305	$302,657	$1,127,186	$951,002
Net income (loss)	$(14,956)	$19,296	$(87,884)	$(104,097)
The following presents a summary of the pro forma adjustments that are directly attributable to the business combination:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)		2021	2020	2021	2020
Increase (decrease) net income/loss:
Impact of fair value mark-ups on inventory	a	$7,426	$725	$17,752	$(14,725)
Impact of fair value mark-ups on rental fleet depreciation	b	—	(2,576)	(3,817)	(6,156)
Intangible asset amortization and other depreciation expense	c	—	(3,349)	(3,377)	(9,609)
Transaction expenses	d	—	—	40,277	(40,277)
Interest expense and amortization of debt issuance costs	e	—	7,172	3,919	21,521
Loss on extinguishment of debt refinanced	f	—	—	61,695	(61,695)
Income tax expense	g	(1,857)	(493)	(29,112)	27,735
a.Represents adjustments to cost of revenue for the run-off of the mark-up in fair value of inventory acquired and applied to the three- and nine-month periods ended September 30, 2020.
b.Represents the adjustment for depreciation of rental fleet relating to the estimated increase in the value of the rental fleet to its fair value.
c.Represents the differential in amortization and depreciation of non-rental equipment related to the respective fair values of the assets.
d.Represents adjustments for transaction expenses that are applied to the nine-month period ended September 30, 2020.
e.Reflects the differential in interest expense, inclusive of amortization of capitalized debt issuance costs, related to our debt structure after the Acquisition as though the following had occurred on January 1, 2020: (i) borrowings under the ABL Facility; (ii) repayment of the 2019 Credit Facility; (iii) repayment of the Senior Secured Notes due 2024; (iv) repayment of the Custom Truck LP Credit Facility; and (v) the issuance of the 2029 Secured Notes.
f.Represents the adjustment of the loss on extinguishment of debt applied to the nine-month period ended September 30, 2020 as though the repayment of the 2019 Credit Facility and Senior Secured Notes due 2024 had occurred on January 1, 2020.
g.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%. This rate may vary from the actual effective rate of the historical and combined businesses.
Transaction Costs
The Company expensed approximately $7.7 million and $42.8 million in transaction and post-acquisition integration costs related to the Acquisition within transaction expenses and other in the three- and nine-month periods ended September 30, 2021, respectively.

Note 4: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas in the three- and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in $000s)
United States	$351,391	$67,506	$798,372	$213,576
Canada	5,914	1,754	12,343	4,121
Mexico	—	—	—	1,787
Total revenue	$357,305	$69,260	$810,715	$219,484
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complimented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three- and nine-month periods ended September 30, 2021 and 2020 are presented in the tables below.

	Three Months Ended September 30,			Three Months Ended September 30,
	2021			2020
(in $000s)	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental	$105,165	$—	$105,165	$44,468	$—	$44,468
Shipping and handling	—	3,943	3,943	—	1,657	1,657
Total rental revenue	105,165	3,943	109,108	44,468	1,657	46,125
Sales and services:
Equipment sales	6,905	210,258	217,163	—	11,558	11,558
Parts and services	1,940	29,094	31,034	—	11,577	11,577
Total sales and services	8,845	239,352	248,197	—	23,135	23,135
Total revenue	$114,010	$243,295	$357,305	$44,468	$24,792	$69,260

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021			2020
(in $000s)	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental	$246,064	$—	$246,064	$138,429	$—	$138,429
Shipping and handling	—	9,872	9,872	—	5,674	5,674
Total rental revenue	246,064	9,872	255,936	138,429	5,674	144,103
Sales and services:
Equipment sales	13,711	469,114	482,825	—	38,628	38,628
Parts and services	4,740	67,214	71,954	—	36,753	36,753
Total sales and services	18,451	536,328	554,779	—	75,381	75,381
Total revenue	$264,515	$546,200	$810,715	$138,429	$81,055	$219,484

Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
The Company manages credit risk associated with its accounts receivable at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842 (or Topic 840 for periods prior to January 1, 2021), the discussions below on credit risk and the Company's allowance for credit losses address the Company's total revenues. Concentration of credit risk with respect to the Company's receivables is limited because of a large number of geographically diverse customers who operate in a variety of end user markets. The Company manages credit risk through credit approvals, credit limits, and other monitoring procedures.
The Company’s allowance for credit losses reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are based upon a review of outstanding receivables, the related aging, including specific accounts if deemed necessary, and on the Company’s historical collection experience. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimates reflect changing circumstances, including changes in the economy or in the particular circumstances of individual customers, and, as a result, the Company may be required to increase or decrease its allowance. During the three- and nine-month periods ended September 30, 2021, the Company recognized bad debt expense of $0.7 million and $6.8 million, respectively, as reductions of rental revenue in accordance with the collectability provisions of Topic 842. During the three- and nine-month periods ended September 30, 2021, the Company recognized $0.2 million and $1.5 million, respectively (compared to bad debt expense in the three- and nine-month periods ended September 30, 2020 of $0.4 million and $1.8 million, respectively), within selling, general and administrative expense in its Condensed Consolidated Statements of Operations, which included changes in its allowances for credit losses.
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of September 30, 2021 and December 31, 2020, the Company had approximately $2.4 million and $1.0 million, respectively, of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $19.2 million in deposits as of September 30, 2021.

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

Note 5: Financing Receivables
The Company’s financing receivables are related to sales-type leases and are collateralized by a security interest in the underlying equipment. Financing receivables, net of unearned income of $0.4 million, were $26.0 million as of September 30, 2021.

Note 6: Inventory
Inventory consisted of the following:

(in $000s)	September 30, 2021	December 31, 2020
Whole goods	$298,968	$3,276
Aftermarket parts and services inventory	82,191	28,091
Inventory	$381,159	$31,367

Note 7: Floor Plan Financing
Floor plan payables were assumed in connection with the Acquisition and represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility. As of September 30, 2021, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows (in thousands):

(in $000s)	September 30, 2021
Trade:
Daimler Truck Financial	$52,817
PACCAR Financial Services	25,688
Trade floor plan payables	$78,505
Non-trade:
PNC Equipment Finance, LLC	$150,694
Non-trade floor plan payables	$150,694
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $1.7 million and $3.8 million for the three- and nine-month periods ended September 30, 2021, respectively.
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

Note 8: Rental Equipment
Rental equipment consisted of the following:

(in $000s)	September 30, 2021	December 31, 2020
Rental equipment	$1,261,313	$654,547
Less: accumulated depreciation	(382,288)	(318,735)
Rental equipment, net	$879,025	$335,812

Note 9: Debt
Debt obligations and associated interest rates consisted of the following:

	September 30,	December 31,	September 30,	December 31,
(in $000s)	2021	2020	2021	2020
ABL Facility	$405,000	$—	1.8%
2019 Credit Facility	—	250,971		3.4%
2029 Secured Notes	920,000	—	5.5%
Senior Secured Notes due 2024	—	475,000		10.0%
Notes payable	37,934	2,379	3.0%-5.0%	5.0%
Total debt outstanding	1,362,934	728,350
Deferred finance fees	(34,266)	(11,212)
Net debt	1,328,668	717,138
Less: current maturities	(4,997)	(1,280)
Long-term debt	$1,323,671	$715,858
In connection with the Acquisition and related financing transactions, on April 1, 2021, the Company entered into the ABL Facility and repaid the Custom Truck LP Credit Facility and Nesco’s 2019 Credit Facility as described in Note 3: Business Combination. Additionally, on April 1, 2021, the Company redeemed all of Nesco’s Senior Secured Notes due 2024 and paid a make-whole premium. The terms of the ABL Facility and 2029 Secured Notes are described below. The financing transactions related to the Acquisition resulted in the recognition of a loss on the extinguishment of debt in the three- and nine-month periods ended September 30, 2021, comprised of (i) the elimination of unamortized deferred financing fees related to the 2019 Credit Facility and the Senior Secured Notes due 2024 of $8.2 million and, (ii) the payment of the make-whole premium to holders of the Senior Secured Notes due 2024 of $38.5 million. Additionally, prior to the consummation of the Acquisition, on December 3, 2020, the Company entered into a bridge financing commitment that was available to be used to provide a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Acquisition. Because the Company entered into the ABL Facility and issued the 2029 Secured Notes, financing under the bridge facility was not used; however, on the Closing Date, the Company paid $15.0 million in fees to the bridge financing parties, which fees are included in loss on extinguishment of debt, in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2021.
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
As of September 30, 2021, borrowing availability under the ABL Facility was $337.0 million, and outstanding standby letters of credit were $4.0 million. Borrowings under the ABL Facility will bear interest at a floating rate, which, at Buyer’s election, will be (a) in the case of U.S. dollar denominated loans, either (i) LIBOR plus an applicable margin or (ii) the base rate plus an applicable margin; or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (a) with respect to base rate loans, 0.50% to 1.00% and (b) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
Buyer is required to pay a commitment fee to the lenders under the ABL Facility in respect of the unutilized commitments thereunder at a rate equal to 0.375% per annum, which may be reduced following the first full fiscal quarter to 0.250% per annum based on average daily usage. Buyer must also pay customary letter of credit and agency fees.
The balance outstanding under the ABL Facility will be due and payable on April 1, 2026. Buyer may, at any time and from time to time, prepay, without premium or penalty, any borrowing under the ABL Facility and terminate, or from time to time reduce, the commitments under the ABL Facility.
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
Notes Payable
Our notes payable require the Company to pay monthly and quarterly interest payments and have maturities beginning in 2022 through 2026. Notes payable includes (i) debt assumed from the Acquisition related to borrowings for facilities renovations and to support general business activities, (ii) notes payable related to past businesses acquired, and (iii) term loans. Subsequent to the Acquisition, the Company consolidated certain notes payable assumed from the Acquisition into a $23.9 million loan agreement with Security Bank of Kansas City (“SBKC”) that bears interest at a rate of 3.125% per annum, and a $3.5 million loan agreement with SBKC that bears interest at a rate of 3.5% per annum.

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
The adoption of Topic 842 resulted in the recording of assets and lease liabilities of approximately $12.4 million and $12.4 million, respectively, as of January 1, 2021. The adoption did not have a material impact on our Condensed Consolidated Statements of Operations or Cash Flows.
Components of Lease Expense
The components of lease expense are as follows:

(in $000s)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease cost	$2,036	$4,824
Finance lease cost:
Amortization of lease assets	$800	$2,158
Interest on lease liabilities	$281	$876
Short-term lease cost	$1,111	$3,034
Sublease income	$(2,219)	$(4,787)
Total lease cost	$2,009	$6,105

Supplemental Cash Flow Information
Supplemental cash flow information related to leases is as follows:

(in $000s)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$2,036	$4,824
Operating cash outflows - interest payments on finance leases	$281	$876
Finance cash outflows - payments on finance lease obligations	$1,803	$4,382
Supplemental Balance Sheet Information
Supplemental balance sheet information related to leases is as follows:

(in $000s)	September 30, 2021
Operating leases
Operating lease assets	$37,117

Operating lease liabilities - current	$(5,006)
Operating lease liabilities - noncurrent	(32,425)
Total operating lease liabilities	$(37,431)

Finance leases
Property and equipment	$3,535
Accumulated depreciation	(62)
Property and equipment, net	$3,473

Rental equipment	$18,715
Accumulated depreciation	(8,083)
Rental equipment, net	$10,632
Future Maturities and Payment Information
Maturities of lease liabilities as of September 30, 2021 are as follows:

(in $000s)	Operating Leases	Finance Leases
2021 (October 1 - December 31)	$1,807	$1,067
2022	6,857	4,326
2023	6,521	1,901
2024	5,765	3,224
2025	5,051	9
Thereafter	24,820	—
Total lease payments	50,821	10,527
Less: imputed interest	(13,390)	(665)
Total present value of lease liabilities	$37,431	$9,862
The weighted average discount rate under operating and finance leases was 6% and 9%, respectively, as of September 30, 2021. The weighted average remaining lease term under operating and finance leases was 9.4 years and 1.9 years, respectively, as of September 30, 2021.

Note 11: Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

(in $000s)	Weighted Average Remaining Life (Years)	September 30, 2021	December 31, 2020
Goodwill		$684,796	$238,052
Intangible assets:
Trade names	16.0	180,780	29,780
Customer relationships	26.0	202,170	52,170
Non-compete agreements and other	0.5	520	520
Intangible assets		383,470	82,470
Less: accumulated amortization		(42,310)	(14,891)
Intangible assets, net		$341,160	$67,579
Supplemental Goodwill Information
We recognize goodwill when the purchase price of an acquired business exceeds the fair value of net assets acquired. The increase in goodwill as of September 30, 2021 compared to December 31, 2020 relates to the Acquisition of Custom Truck LP (see Note 3: Business Combination, for additional information). Goodwill is not amortized for financial reporting purposes.
We perform our goodwill impairment analysis annually on October 1 or more frequently if an event or circumstance (such as a significant adverse change in the business climate, operating performance metrics, or legal factors) indicates that an impairment may have occurred. Goodwill is impaired when its carrying value exceeds its implied fair value. Recognized goodwill is assigned to our reporting units using an income approach based on the present value of estimated future cash flows. Additionally, intangible assets with indefinite lives that are not amortized are tested annually for impairment on October 1, or more frequently if an event or circumstance indicates that an impairment loss may have occurred. During the three and nine months ended September 30, 2021, there were no triggering events necessitating an interim impairment test of goodwill.
As discussed in Note 3: Business Combination, the Company acquired Custom Truck LP on April 1, 2021 and the allocation of the purchase price is preliminary. Accordingly, goodwill has been assigned to our ERS segment, TES segment and APS segment on a preliminary basis. The preliminary goodwill allocation by segment as of September 30, 2021 was: $484.3 million to the ERS segment, $163.3 million to the TES segment and $37.2 million to the APS segment. As of December 31, 2020, goodwill related to our ERS segment and APS segment was $229.4 million and $8.7 million, respectively.
Supplemental Intangible Asset Information
Amortization Expense
As of September 30, 2021, estimated amortization expense for intangible assets for each of the next five years and thereafter is estimated to be as follows:

(in $000s)	Amortization
2021 (October 1 - December 31)	$18,912
2022	32,332
2023	25,325
2024	25,314
2025	25,314
Thereafter	213,963
Total estimated future amortization expense	$341,160
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

Note 12: Earnings (Loss) Per Share
Diluted net earnings (loss) per share includes the effects of potentially dilutive shares of Common Stock. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation, all of which have been excluded from the calculation of diluted net earnings (loss) per share for the applicable periods because earnings are at a net loss and therefore, the potentially dilutive effect would be anti-dilutive. Our potentially dilutive shares aggregated 25.0 million and 26.0 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, our potentially dilutive shares aggregated 27.8 million and 27.3 million, respectively.
The following tables set forth the computation of basic and dilutive loss per share:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in $000s, except share and per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(20,525)	244,292,357	$(0.08)	$15,173	49,033,903	$0.31
Dilutive common share equivalents	—	—		—	273,908
Diluted earnings (loss) per share	$(20,525)	244,292,357	$(0.08)	$15,173	49,307,811	$0.31

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in $000s, except share and per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(177,788)	179,785,056	$(0.99)	$(13,946)	49,033,903	$(0.28)
Dilutive common share equivalents	—	—		—	—
Diluted earnings (loss) per share	$(177,788)	179,785,056	$(0.99)	$(13,946)	49,033,903	$(0.28)

Note 13: Share-Based Compensation
On July 8, 2021, the Company's stockholders approved the Amended and Restated 2019 Omnibus Incentive Plan, which increased the total authorized shares of Common Stock to 14,650,000 (the “Plan”). The purpose of the Plan is to provide the Company and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity-based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards. At September 30, 2021, there were approximately 6,743,800 shares in the share reserve still available for issuance.
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and deferred compensation. Compensation expense for equity awards recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations was $4.9 million and $12.7 million for the three and nine months ended September 30, 2021, respectively ($0.7 million and $1.7 million for the for the three and nine months ended September 30, 2020, respectively).

Restricted Stock Units and Performance Stock Units
The following table summarizes the Company’s RSU and PSU award activity:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	1,177,592	$4.05	—	$—
Granted	2,227,692	$9.57	2,135,000	$5.74
Forfeited/cancelled/expired	(24,300)	$2.13	—	$—
Vested	(988,910)	$4.40	—	$—
Outstanding, September 30, 2021	2,392,074	$9.07	2,135,000	$5.74
At September 30, 2021, unrecognized compensation expense related to these awards was $28.6 million and is expected to be recognized over a remaining period of approximately 3.1 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding stock options, December 31, 2020	2,391,916	$6.43
Granted	—	$—
Exercised	(460,000)	$5.08
Forfeited/cancelled/expired	(6,700)	$3.81
Outstanding stock options, September 30, 2021	1,925,216	$6.76
At September 30, 2021, unrecognized compensation expense related to stock options was $0.1 million and is expected to be recognized over a remaining period of approximately 2.1 years.

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

The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
September 30, 2021
ABL Facility	$405,000	$—	$405,000	$—
2029 Secured Notes	920,000	—	949,900	—
Other notes payable	37,934	—	37,934	—
Derivative and warrant liabilities	25,874	—	4,352	18,902

December 31, 2020
2019 Credit Facility	$250,971	$—	$250,971	$—
Senior Secured Notes due 2024	475,000	—	519,379	—
Other notes payable	2,379	—	2,379	—
Derivative and warrant liabilities	7,012	—	7,012	—
The carrying amounts of the ABL Facility, the 2019 Credit Facility and other notes payable approximated fair value as of September 30, 2021 and December 31, 2020 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes and Senior Secured Notes due 2024 is calculated using Level 2 inputs, based on bid prices obtained from brokers. The Level 3 fair value presented above consists of the fair value of the Non-Public Warrants (as defined in Note 15: Financial Instruments). The Company estimated the fair value using the Black-Scholes option-pricing model based on the market value of the underlying Common Stock, the remaining contractual term of the warrant, risk-free interest rates and expected dividends, and expected volatility of the price of the underlying Common Stock.

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
The Company’s predecessor, Capitol Investment Corp. IV, an entity formed on May 1, 2017, as a special purpose acquisition company (“Capitol” or the “SPAC”), issued warrants for the purchase of approximately 7.5 million shares of the Company’s Common Stock pursuant to a private placement agreement (the “Non-Public Warrants”). In connection with the SPAC’s initial public offering, warrants for the purchase of approximately 13.4 million shares of the Company’s Common Stock were issued to public investors (the “Public Warrants”). The Public Warrants together with the Non-Public Warrants may hereafter be referred to collectively as the “Warrants.”
The Warrants provide for the purchase of approximately 20.9 million shares of the Company’s Common Stock. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to certain adjustments. The Warrants are currently exercisable and terminate on the earlier to occur of (i) July 31, 2024, and (ii) the redemption date. The Company may redeem the Public Warrants at a price of $0.01 per Public Warrant upon providing 30-days’ notice, only in the event that the last sale price of the Common Stock is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company elects to redeem the Public Warrants as described above, the Public Warrant may be exercised on a “cashless basis.” The redemption rights do not apply to the Non-Public Warrants if, at the time of the redemption, such Non-Public Warrants continue to be held by the initial holders as of July 31, 2019, or their affiliates or permitted transferees; however, once such Non-Public Warrants are transferred (other than to an affiliate or permitted transferee), the Company may redeem those Non-Public Warrants that have been transferred in a manner similar to any Public Warrants. In periods prior to the quarter ended March 31, 2021, the Company accounted for both the Public Warrants and Non-Public Warrants as freestanding equity-classified instruments.
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
The Public Warrants continue to be accounted for as freestanding equity-classified instruments because the Company has the ability to settle with holders of the Public Warrants either by net-share or physical settlement. Because the Non-Public Warrants do not meet the “indexed to the entity’s stock” condition, they should have been accounted for as a derivative liability and remeasured at their estimated fair value each period. The change in fair value each period should have been reported in the Company’s consolidated statement of operations. The effect of correcting the accounting for the Non-Public Warrants from an equity-classified instrument to a liability instrument resulted in the reclassification of $10.3 million from Additional paid-in capital to Derivative and warrant liabilities on the Company’s consolidated balance sheet as of January 1, 2021, which represents the initial value of the Non-Public Warrants that should have been recognized on July 31, 2019, the date on which the Company merged with the SPAC. For the three and nine months ended September 30, 2021, the Company recognized an expense of $(0.9) million and $8.1 million, respectively, in Other (income) expense in its consolidated statement of operations related to the fair value remeasurement. Included in the remeasurement amount is an income amount of $1.4 million in the nine-month period ended September 30, 2021 representing the net change in the fair value of the Non-Public Warrants from July 31, 2019 (the issue date of the Non-Public Warrants) to December 31, 2019, of $6.1 million in income, partially offset by $4.7 million in expense from the change in fair value for the year ended December 31, 2020. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated for the interim or annual periods prior to January 1, 2021, the Company applied the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, E, and concluded that the effect of the error on prior period financial statements was not material. The Company also evaluated if the cumulative effect of correcting the prior period misstatement in its consolidated financial statements would be material to either the quarter, or annual period, in the nine months ended September 30, 2021, and the forecasted year ending December 31, 2021, respectively. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. The Company concluded the impact of correcting the accounting for the Non-Public Warrants on the Company’s consolidated statement of operations for the nine-months ended September 30, 2021, and the forecasted year ending December 31, 2021, is immaterial.
Derivatives Not Designated as Hedges
On July 17, 2019, we entered into an interest rate collar (the “Collar”) agreement to mitigate the risk of changes in the interest rate paid during the contract period for $170.0 million of the Company’s variable rate loans. Under the Collar, we are required to pay the counterparty to the agreement an amount equal to the difference between a monthly LIBOR-based interest rate and a defined interest rate floor; conversely, we are entitled to receive from the counterparty an amount equal to the excess of a LIBOR-based interest rate and a defined interest rate cap. The required payments due to or due from the counterparty are calculated by applying the interest rate differential to the notional amount ($170.0 million) and are determined monthly through July 31, 2024. The Collar expires in July 2024 and has not been designated as a cash flow hedge. The Collar is carried at fair value and reported in Derivative and warrant liabilities on the Company's Condensed Consolidated Balance Sheets ($4.4 million and $7.0 million as of September 30, 2021 and December 31, 2020, respectively) as a Level 2 measurement (see Note 14: Fair Value Measurements). The change in fair value of the Collar is recognized in Other expense (income), net in our Condensed Consolidated Statements of Operations and totaled ($0.5 million) and ($0.6 million) in the three months ended September 30, 2021 and 2020, respectively, and ($2.7 million) and $6.1 million in the nine months ended September 30, 2021 and 2020, respectively.
The counterparty to the Collar is an investment grade major international financial institution. The Company could be exposed to losses in the event of nonperformance by the counterparty; however, the credit rating and the concentration of risk in this financial institution are monitored on a continuous basis and present no significant credit risk to the Company.

Note 16: Income Taxes
We are subject to taxation in all jurisdictions in which we operate within the United States and Canada. Substantially all of our income before income taxes for all periods presented is U.S. sourced. As a result of the Acquisition, the Company expects to be able to amortize for U.S. tax purposes, a portion of the goodwill recognized from the Acquisition. For U.S. income taxes, the Acquisition was partly a taxable acquisition and partly a non-taxable acquisition. Accordingly, the taxable component is expected to give rise to increases in the tax bases for a portion of the net assets acquired, while the non-taxable component will result in a carryforward of pre-acquisition tax bases (referred as, “carryover basis”) for a portion of the net assets acquired. The differential between the fair values of the assets acquired and the carryover basis has been recognized as a deferred tax liability as of the Closing Date (see Note 3: Business Combination). Additionally, certain federal and state net operating loss and interest expense carryforwards were acquired in the Acquisition and the utilization of these is subject to limitations prescribed by U.S. Internal Revenue Code (“Code”) Section 382 (“Section 382”).
We record a valuation allowance against deferred tax assets when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance recorded relates to federal and state net operating loss carryforwards, as well as, disallowed interest expense deduction carryforwards. Due to several factors, including losses in recent years, the significant net operating loss and interest expense carryforwards, and limitations of the deductibility of such carryforwards pursuant to Section 382, we have determined that the realization of these deferred tax assets is not certain. As a result, we recorded a valuation allowance against our deferred tax assets to the extent they are not realizable. The Company's effective tax rate for the nine months ended September 30, 2021 and 2020 of negative 6.3% and 64.9%, respectively, differs from the U.S. federal statutory tax rate due primarily to the recording of valuation allowances.

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
Legal Matters
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. At this time, no claims of these types, certain of which are covered by insurance policies, have had a material effect on the Company. For matters pertaining to the pre-Acquisition activities of Custom Truck LP, Sellers have agreed to indemnify Nesco and Buyer for losses arising out of the breach of Sellers’ pre-closing covenants in the Purchase Agreement and certain indemnified tax matters, with recourse limited to a $10 million and $8.5 million escrow account, respectively.
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
The Company rents and sells equipment and provides services to R&M Equipment Rental, a business partially owned by members of the Company’s management. The Company also rents equipment and purchases inventory, from R&M Equipment Rental. During the three months ended September 30, 2021, the Company purchased approximately $19.4 million in rental equipment from R&M Equipment Rental.
Facilities Leases and Other — The Company leases certain facilities, as well as purchases aircraft charter services, from entities owned by members of the Company’s management and their immediate families. Payments to the related parties for these transactions are immaterial. Rent and air travel expenses are recorded in selling, general, and administrative expenses.
Management Fees — The Company entered into the Corporate Advisory Services Agreement with Platinum effective as of the Closing Date, under which management fees are payable to Platinum quarterly.
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2021	2020	2021	2020
Total revenues from transactions with related parties	$6,594	$6,022	$16,332	$5,181
Expenses incurred from transactions with related parties included in cost of revenue	$451	$—	$1,625	$—
Expenses incurred from transactions with related parties included in operating expenses	$1,497	$—	$3,127	$—
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	September 30, 2021	December 31, 2020
Accounts receivable from related parties	$6,422	$3,506
Accounts payable to related parties	$2,500	$—

Note 19: Segments
Our operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on gross profit. The accounting policies of the reportable segments are consistent with those described in Note 2: Summary of Significant Accounting Policies to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. In the second quarter of 2021, we changed our reportable segments, consistent with how we currently manage the business, in three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). The segment operations are described in Note 1: Business and Organization to these financial statements. Segment information presented below has been adjusted for all prior periods, consistent with the current reportable segment presentation.

The Company’s segment results for the three- and nine-month periods ended September 30, 2021 and 2020 are presented in the tables below:

	Three Months Ended September 30,				Three Months Ended September 30,
	2021				2020
(in $000s)	ERS	TES	APS	Total	ERS	TES	APS	Total
Revenue:
Rental	$105,124	$—	$3,984	$109,108	$42,615	$—	$3,510	$46,125
Equipment sales	27,101	190,062	—	217,163	5,510	6,048	—	11,558
Parts and services	—	—	31,034	31,034	—	—	11,577	11,577
Total revenue	132,225	190,062	35,018	357,305	48,125	6,048	15,087	69,260
Cost of revenue:
Rentals/parts and services	24,622	—	25,287	49,909	12,742	—	10,820	23,562
Equipment sales	19,546	172,445	—	191,991	5,190	5,410	—	10,600
Depreciation of rental equipment	49,125	—	1,028	50,153	18,530	—	937	19,467
Total cost of revenue	93,293	172,445	26,315	292,053	36,462	5,410	11,757	53,629
Gross profit	$38,932	$17,617	$8,703	$65,252	$11,663	$638	$3,330	$15,631

	Nine Months Ended September 30,				Nine Months Ended September 30,
	2021				2020
(in $000s)	ERS	TES	APS	Total	ERS	TES	APS	Total
Revenue:
Rental	$244,935	$—	$11,001	$255,936	$132,693	$—	$11,410	$144,103
Equipment sales	70,141	412,684	—	482,825	19,585	19,043	—	38,628
Parts and services	—	—	71,954	71,954	—	—	36,753	36,753
Total revenue	315,076	412,684	82,955	810,715	152,278	19,043	48,163	219,484
Cost of revenue:
Rentals/parts and services	67,683	—	64,700	132,383	38,916	—	34,622	73,538
Equipment sales	60,815	374,180	—	434,995	16,454	16,841	—	33,295
Depreciation of rental equipment	108,202	—	2,974	111,176	56,065	—	3,210	59,275
Total cost of revenue	236,700	374,180	67,674	678,554	111,435	16,841	37,832	166,108
Gross profit	$78,376	$38,504	$15,281	$132,161	$40,843	$2,202	$10,331	$53,376
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
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2021	2020	2021	2020
Gross profit	$65,252	$15,631	$132,161	$53,376
Selling, general and administrative	48,625	9,319	111,939	33,512
Amortization	13,334	771	27,420	2,234
Non-rental depreciation	873	21	1,845	74
Transaction expenses and other	7,742	561	42,765	3,282
Loss on extinguishment of debt	—	—	61,695	—
Interest expense, net	19,045	15,853	53,674	47,816
Financing and other expense (income)	(3,656)	(559)	143	6,245
Loss before income taxes	$(20,711)	$(10,335)	$(167,320)	$(39,787)

The following table presents total assets by country:

(in $000s)	September 30, 2021	December 31, 2020
Assets:
United States	$2,651,901	$762,696
Canada	29,320	5,447
Mexico	—	261
	$2,681,221	$768,404

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On April 1, 2021 (the “Closing Date”), Nesco Holdings II, Inc., a subsidiary of Custom Truck One Source, Inc. (formerly Nesco Holdings, Inc.), completed the acquisition of Custom Truck One Source, L.P. (“Custom Truck LP”) in a series of transactions described below (the “Acquisition”). On April 1, 2021, Nesco Holdings, Inc. (“Nesco Holdings”) changed its name to “Custom Truck One Source, Inc.” and changed The New York Stock Exchange ticker for its shares of common stock (“Common Stock”) from “NSCO” to “CTOS,” and the ticker of its redeemable warrants from “NSCO.WS” to “CTOS.WS.”
Throughout this section, unless otherwise noted, terms such as “we,” “our,” “us,” or “the Company” refer to Nesco Holdings prior to the Acquisition and to the combined company after the Acquisition. Unless the context otherwise requires, the terms “Nesco” or “Nesco Holdings” mean Nesco Holdings and its consolidated subsidiaries prior to the Acquisition, and the term “Custom Truck LP” means Custom Truck LP and its consolidated subsidiaries prior to the Acquisition.

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
On the Closing Date, the Issuer issued $920 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”) and, together with its direct parent, and certain of its direct and indirect subsidiaries, entered into a senior secured asset-based revolving credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and certain other lenders party thereto, consisting of a $750.0 million first lien senior secured asset-based revolving credit facility with a maturity of five years (the “ABL Facility,” together with the offering of the 2029 Secured Notes, the Acquisition, the Rollover, the Subscription and the Supplemental Equity Financing, the “Acquisition and Related Financing Transactions”). For more detail regarding the 2029 Secured Notes and the ABL Facility, see “Liquidity and Capital Resources” below.

Presentation of Financial Condition and Results of Operations
Custom Truck LP became a wholly owned subsidiary of the Company on April 1, 2021. The Company's condensed consolidated financial statements prepared under United States generally accepted accounting principles (“GAAP”) include Custom Truck LP as of September 30, 2021 and for the period from April 1, 2021 to September 30, 2021. Accordingly, information presented for the three months ended September 30, 2021 represents the consolidated financial results of Custom Truck LP and its subsidiaries and Nesco Holdings and its subsidiaries, while information for the nine months ended September 30, 2021 represents the financial results of Nesco Holdings and its subsidiaries for that entire period and the financial results of Custom Truck LP and its subsidiaries only from April 1, 2021 to September 30, 2021. As a result, we have provided an analysis of our results of operations below comparing the quarterly period ended September 30, 2021 to the quarterly period ended June 30, 2021, because these periods include Nesco Holdings and Custom Truck LP. Financial information for the three months ended September 30, 2021 is not comparable to the three months ended September 30, 2020 because of the Acquisition. We have also provided an analysis of the nine-month period ended September 30, 2021 compared to the nine months ended September 30, 2020, which financial results are those of Nesco Holdings and its subsidiaries prior to the Acquisition and does not include Custom Truck LP. Additionally, we have included information on a "pro forma" basis as further described below, which we believe provides for more meaningful year-over-year comparability. The discussion of results of operations in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is presented on a historical basis, as of or for the three and nine months ended September 30, 2021, three months ended June 30, 2021 and nine months ended September 30, 2020.

Pro Forma Financial Information
The unaudited pro forma combined financial information presented in the section entitled “Supplemental Pro Forma Information,” give effect to the Acquisition, as if the Acquisition had occurred on January 1, 2020, and is presented to facilitate comparisons with our results following the Acquisition. This information has been prepared in accordance with Securities and Exchange Commission Article 11 of Regulation S-X. Such unaudited pro forma combined financial information also uses the estimated fair value of assets and liabilities on the Closing Date, and makes the following assumptions: (1) removes acquisition-related costs and charges that were recognized in the Company's condensed consolidated financial statements in the nine months ended September 30, 2021 and applies these costs and charges to the nine months ended September 30, 2020, as if the Acquisition and Related Financing Transactions had occurred on January 1, 2020; (2) removes the loss on the extinguishment of debt that was recognized in the Company's condensed consolidated financial statements in the nine months ended September 30, 2021 and applies the charge to the nine months ended September 30, 2020, as if the debt extinguishment giving rise to the loss had occurred on January 1, 2020; (3) adjusts for the impacts of purchase accounting in the three and nine months ended September 30, 2021 and 2020; (4) adjusts interest expense, including amortization of debt issuance costs, to reflect borrowings on the ABL Facility and issuance of the 2029 Secured Notes, as if the funds had been borrowed and notes had been issued on January 1, 2020 and used to repay pre-acquisition debt; and (5) adjusts for the income tax effect using a tax rate of 25%.

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
Financing and Other Expense (Income) — Financing and other expense (income) reflects the fees earned on customer arranged financing, financing income associated with sales-type lease activity, gains or losses resulting from insurance settlements, foreign currency gains and losses related to our Canadian operations, as well as other miscellaneous gains or losses from non-operating activities. Also included in financing and other expense (income) are the unrealized remeasurement gains and losses related to our interest rate collar and redeemable warrants.
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
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of September 30, 2021, this equipment (the “rental fleet”) is comprised of more than 9,100 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand.

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
Aftermarket Parts and Services (“APS”) Segment — The APS segment includes the sale of specialized aftermarket parts, including captive parts related to our Load King© brand, used in the maintenance and repair of the equipment we sell and rent. Specialized tools, including stringing blocks, insulated hot stick, and rigging equipment, are sold or rented to customers on an individual basis or in packaged specialty kits. We also provide truck and equipment maintenance and repair services, which are executed throughout nationwide branch network and fleet of mobile technicians supported by our 24/7 call center based in Kansas City, Missouri.

Non-GAAP Financial Measures
In this MD&A and in the Supplemental Pro Forma Information, we report certain financial measures that are not required by, or presented in accordance with, GAAP. We utilize these financial measures to manage our business on a day-to-day basis, and some of these measures are commonly used in our industry to evaluate performance. We believe these non-GAAP measures provide investors with expanded insight to assess performance, in addition to the standard GAAP-based financial measures. Reconciliation of the most directly comparable GAAP measure to each non-GAAP measure that we refer to is included in this Quarterly Report on Form 10-Q. The following provides a description of the non-GAAP financial measures.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial performance measure that the Company uses to monitor its results of operations, to measure performance against debt covenants and performance relative to competitors. The Company believes Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of operating performance when compared to peers, without regard to financing methods or capital structures. The Company excludes the items identified in the reconciliations of net income (loss) to Adjusted EBITDA because these amounts are either non-recurring or can vary substantially within the industry depending upon accounting methods and book values of assets, including the method by which the assets were acquired, and capital structures. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets, none of which are reflected in Adjusted EBITDA. The Company's presentation of Adjusted EBITDA should not be construed as an indication that results will be unaffected by the items excluded from Adjusted EBITDA. The Company’s computation of Adjusted EBITDA may not be identical to other similarly titled measures of other companies.
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
Although management evaluates and presents the Adjusted EBITDA non-GAAP measure for the reasons described herein, please be aware that this non-GAAP measure has limitations and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income/loss, earnings/loss per share or any other comparable operating measure prescribed by GAAP. In addition, we may calculate and/or present this non-GAAP financial measure differently than measures with the same or similar names that other companies report, and, as a result, the non-GAAP measure we report may not be comparable to those reported by others.
Pro Forma Adjusted EBITDA
We present Pro Forma Adjusted EBITDA as if the Acquisition had occurred on January 1, 2020. Refer to the reconciliation of pro forma combined net income (loss) to Pro Forma Adjusted EBITDA for the three- and nine-month periods ended September 30, 2021 and 2020 in the section entitled “Supplemental Pro Forma Information.”
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

Overview of Markets
We continue to focus on four primary end markets: Transmission and Distribution, or T&D, Telecom, Rail, and Infrastructure. In the T&D end market, we continue to observe demand for new generation assets resulting in the development of new transmission lines as well as repair projects to address advanced-age transmission and distribution grids to replace existing lines and poles. These factors resulted in continued demand from our customers of the Company’s products and services. Telecom, specifically the roll-out of 5G, has seen some positive trends over the last year and half. Our existing T&D related contactor customers are expected to deliver the roll-out, and our existing equipment portfolio aligns well with the needs of this market. Rail investment, both in the freight and commuter markets, remains robust. The existing rail infrastructure is aged and in need of maintenance. Infrastructure also provides potential growth opportunities as seen by the major road and bridge maintenance work experienced across the United States.
Uncertainty remains regarding emerging variant strains of COVID-19, and regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic. The Company serves critical infrastructure sectors that have been identified by the United States Cybersecurity and Infrastructure Security Agency (“CISA”) as vital to the U.S., and the Company has continued to meet the needs of customers during the pandemic. We continue to adhere to protocols designed to maintain the health and safety of our employees and their families, as well as our customers, vendors and communities. These protocols have allowed the Company to keep all business and service locations operational throughout the pandemic with little to no disruption. The unprecedented nature of the COVID-19 pandemic continues to make it difficult to predict our future business and financial performance. The ensuing economic impacts from restrictions put in place around the globe to address the COVID-19 pandemic, including shutdowns and workplace changes,have led to issues, broadly, in the global flow of goods and services (the “supply chain”). The Company continues to monitor the impact of the COVID-19 pandemic and related restrictions on our supply chain, including, but not limited to, the commercial vehicle manufacturers that provide the chassis used in our production and manufacturing processes. Supply chain disruptions, such as the ongoing semiconductor shortage, could potentially limit the ability of these manufacturers to meet demand in future periods.

Results of Operations
Three months ended September 30, 2021 compared to three months ended June 30, 2021
The operating results and financial metrics presented below for the three months ended September 30, 2021 and the three months ended June 30, 2021 include the results of Custom Truck LP for all periods presented.
Consolidated Results of Operations

	Three Months Ended
(in $000s)	September 30, 2021	June 30, 2021	$ Change	% Change
Rental revenue	$109,108	$98,539	$10,569	10.7%
Equipment sales	217,163	247,675	(30,512)	(12.3)%
Parts sales and services	31,034	28,897	2,137	7.4%
Total revenue	357,305	375,111	(17,806)	(4.7)%
Cost of revenue, excluding rental equipment depreciation	241,900	285,242	(43,342)	(15.2)%
Depreciation of rental equipment	50,153	43,179	6,974	16.2%
Gross profit	65,252	46,690	18,562	39.8%
Operating expenses	70,574	90,122	(19,548)	(21.7)%
Operating income (loss)	(5,322)	(43,432)	38,110	(87.7)%
Other expense	15,389	79,360	(63,971)	(80.6)%
Income (loss) before income taxes	(20,711)	(122,792)	102,081	(83.1)%
Income tax expense (benefit)	(186)	6,564	(6,750)	(102.8)%
Net income (loss)	$(20,525)	$(129,356)	$108,831	(84.1)%
Total Revenue. The decrease in total revenue compared to the three months ended June 30, 2021 was driven by a combination of seasonality and a decline in equipment sales revenue, partially offset by increases in both rental revenue and parts sales and services revenue. The decline in equipment sales revenue was driven primarily by supply chain challenges. The increase in rental revenue was driven by continued high demand related to infrastructure investments in T&D and Telecom, while the increase in parts sales and services revenue was driven by a seasonal uptick in demand for our products and services, as well the impact of storm recovery projects.
Cost of Revenue, Excluding Depreciation. The decrease in cost of revenue, excluding rental equipment depreciation for the three months ended September 30, 2021 was driven primarily by the decrease in equipment sales revenue versus the three months ended June 30, 2021. The increase in gross profit when compared to the three months ended June 30, 2021 was largely driven by our revenue mix for the period, as our higher margin rental business comprised a larger share of our total revenues.
Depreciation of Rental Equipment. Depreciation of our rental fleet increased in the three months ended September 30, 2021 due, in part, to acquisitions of rental equipment during the period as well as the impact of purchase accounting adjustments.
Operating Expenses. Operating expenses decreased in the three months ended September 30, 2021 as a result of lower transaction and post-acquisition integration costs related to the Acquisition. The three months ended June 30, 2021 included expenses directly related to the Acquisition and Related Financing Transactions that are not expected to recur in future periods.
Other Expense. Other expense for the three-month period ended June 30, 2021 included a $61.7 million loss on extinguishment of debt directly related to the refinancing of Nesco’s asset-based revolving credit facility and senior secured notes in connection with the Acquisition. No such charge was recognized during the three-month period ended September 30, 2021.
Income Tax Expense (Benefit). The Company's effective tax rate for the three months ended September 30, 2021 differs from the U.S. federal statutory tax rate due primarily to the recording of valuation allowances against deferred tax assets.
Net Income (Loss). The improvement in our net income (loss) for the three months ended September 30, 2021 compared to the three months ended June 30, 2021 was driven primarily by a reduction in transaction and post-acquisition integration costs, as well as the decline in the loss on debt extinguishment for the quarter.

Key Performance Measures
We believe that our operating model, together with our highly variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We are able to generate cash flow through our earnings, as well as sales of used equipment. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue. We principally evaluate financial performance based on the following measurements: average OEC on rent, fleet utilization, and OEC on rent yield. The table below presents these key measures.

	Three Months Ended
(in $000s)	September 30, 2021	June 30, 2021	Change	% Change
Average OEC on rent(a)	$1,103,562	$1,084,709	$18,853	1.7%
Fleet utilization(b)	81.4%	80.9%	0.5%	0.6%
OEC on rent yield(c)	38.0%	37.6%	0.4%	1.1%
Sales order backlog(d) (as of period end)	$338,457	$222,661	$115,796	52.0%
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
(d)    Sales order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Sales order backlog should not be considered an accurate measure of future net sales.
Average OEC on Rent. The increase in Average OEC on rent for the three months ended September 30, 2021 compared to the three months ended June 30, 2021 was driven primarily by rental additions and continued customer rental demand during the quarter.
Fleet Utilization. Fleet utilization improved slightly for the three months ended September 30, 2021 compared to the three months ended June 30, 2021, driven by continued high demand related to infrastructure investments in T&D and Telecom.
OEC on Rent Yield. OEC on rent yield improved slightly for the three months ended September 30, 2021 compared to the three months ended June 30, 2021 as a result of seasonal volumes and pricing increases.
Sales Order Backlog. The increase in sales order backlog as of September 30, 2021 compared to June 30, 2021 was driven by strong demand for our products coupled with product delivery challenges caused by supply chain constraints related to the TES segment’s suppliers.
Adjusted EBITDA
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the three-month periods ended September 30, 2021 and June 30, 2021. As previously noted, Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income/loss, earnings/loss per share or any other comparable operating measure prescribed by GAAP.

	Three Months Ended
(in $000s)	September 30, 2021	June 30, 2021	$ Change	% Change
Net income (loss)	$(20,525)	(129,356)	$108,831	(84.1)%
Interest expense	17,324	17,602	(278)	(1.6)%
Income tax expense (benefit)	(186)	6,564	(6,750)	(102.8)%
Depreciation and amortization	66,804	60,062	6,742	11.2%
EBITDA	63,417	(45,128)	108,545	(240.5)%
Adjustments:
Non-cash purchase accounting impact (1)	6,046	21,387	(15,341)	(71.7)%
Transaction and integration costs (2)	7,748	24,601	(16,853)	(68.5)%
Loss on extinguishment of debt (3)	—	61,695	(61,695)	(100.0)%
Sales-type lease adjustment (4)	3,783	(510)	4,293	(841.8)%
Share-based payments (5)	4,856	7,162	(2,306)	(32.2)%
Change in fair value of derivative and warrants (6)	(1,427)	1,034	(2,461)	(238.0)%
Adjusted EBITDA	$84,423	70,241	$14,182	20.2%
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
Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended
(in $000s)	September 30, 2021	June 30, 2021	$ Change	% Change
Rental revenue	$105,124	$95,081	$10,043	10.6%
Equipment sales	27,101	32,555	(5,454)	(16.8)%
Total revenue	132,225	127,636	4,589	3.6%
Cost of rental revenue	24,622	27,524	(2,902)	(10.5)%
Cost of equipment sales	19,546	34,529	(14,983)	(43.4)%
Depreciation of rental equipment	49,125	42,192	6,933	16.4%
Total cost of revenue	93,293	104,245	(10,952)	(10.5)%
Gross profit	$38,932	$23,391	$15,541	66.4%
Total Revenue. On a sequential quarter basis, the increase in total revenue for the ERS segment was driven by an increase in rental revenue, partially offset by declining sales of used rental equipment. The increase in rental revenue for the three months ended September 30, 2021 was driven by continued demand related to infrastructure investments in T&D and Telecom and a reduction in lease-related bad debt expense, which is recorded as a reduction to rental revenue under the collectability provisions of Topic 842. The decline in sales of used rental equipment was primarily a function of lower customer requested buy-outs in the period.
Cost of Revenue. The decrease in cost of revenue for the three months ended September 30, 2021 was largely the result of the decline in sales of rental equipment. Additionally, ERS shifted more rental fleet maintenance to its internal service centers, which resulted in reduced outsourcing costs.
Depreciation. Depreciation of our rental fleet increased in the three months ended September 30, 2021 due in part to acquisitions of rental equipment during the period, as well as the impact of purchase accounting adjustments.

Gross Profit. The increase in gross profit on a sequential quarter basis is due to the increase in rental revenue for the period, and improved margins on sales of used rental equipment. The improvement in margins on sales of used rental equipment was a function of the age and condition of the unit sold, and a lower mix of units subject to a rental purchase option.
Truck and Equipment Sales (TES) Segment

	Three Months Ended
(in $000s)	September 30, 2021	June 30, 2021	$ Change	% Change
Equipment sales	$190,062	$215,120	$(25,058)	(11.6)%
Cost of equipment sales	172,445	194,810	(22,365)	(11.5)%
Gross profit	$17,617	$20,310	$(2,693)	(13.3)%
Equipment Sales. Equipment sales declined on a sequential quarter basis as a result of supply chain challenges related to the segment's inventory suppliers. Despite the reduction in equipment sales for the three months ended September 30, 2021, we continue to see strong customer demand for our products, as evidenced by the growth in our sales order backlog versus the end of the second quarter of 2021.
Cost of Equipment Sales. Cost of equipment sales decreased in line with the reduction in equipment sales revenue for the three months ended September 30, 2021. Included in the cost of equipment sales is the amortization of the purchase accounting inventory step-up of $8.2 million and $5.5 million for the three months ended September 30, 2021 and June 30, 2021, respectively.
Gross Profit. The decline in gross profit on a sequential quarter basis is primarily a function of the decline in equipment sales revenue.
Aftermarket Parts and Services (APS) Segment

	Three Months Ended
(in $000s)	September 30, 2021	June 30, 2021	$ Change	% Change
Rental revenue	$3,984	$3,458	$526	15.2%
Parts and services revenue	31,034	28,897	2,137	7.4%
Total revenue	35,018	32,355	2,663	8.2%
Cost of revenue	25,287	28,379	(3,092)	(10.9)%
Depreciation of rental equipment	1,028	987	41	4.2%
Total cost of revenue	26,315	29,366	(3,051)	(10.4)%
Gross profit	$8,703	$2,989	$5,714	191.2%
Total Revenue. The increase in revenue for the three months ended September 30, 2021 on a sequential quarter basis was driven by a seasonal uptick in demand for products as well as an impact from storm recovery projects
Cost of Revenue. On a sequential quarter basis, cost of revenue decreased for the three months ended September 30, 2021 due primarily to the amortization of the purchase accounting inventory step-up of $2.5 million included in cost of revenue for the three months ended June 30, 2021. Amortization of the purchase accounting inventory step-up was not significant for the three-month period ended September 30, 2021.
Gross Profit. Total segment gross profit was impacted by increased revenue in the period, coupled with decreased cost of revenue due to our ongoing integration and process improvement efforts and the impact of purchase accounting.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
The consolidated operating results presented below for the nine months ended September 30, 2021 include the results of Custom Truck LP from April 1, 2021 to September 30, 2021. The consolidated operating results for the nine months ended September 30, 2020 represent those of Nesco Holdings before the acquisition of Custom Truck LP and, therefore, are not comparable.
Consolidated Results of Operations

	Nine Months Ended September 30,
(in $000s)	2021	2020	$ Change	% Change
Rental revenue	$255,936	$144,103	$111,833	77.6%
Equipment sales	482,825	38,628	444,197	1,149.9%
Parts sales and services	71,954	36,753	35,201	95.8%
Total revenue	810,715	219,484	591,231	269.4%
Cost of revenue, excluding rental equipment depreciation	567,378	106,833	460,545	431.1%
Depreciation of rental equipment	111,176	59,275	51,901	87.6%
Gross profit	132,161	53,376	78,785	147.6%
Operating expenses	183,969	39,102	144,867	370.5%
Operating income (loss)	(51,808)	14,274	(66,082)	(463.0)%
Other expense	115,512	54,061	61,451	113.7%
Income (loss) before income taxes	(167,320)	(39,787)	(127,533)	320.5%
Income tax expense (benefit)	10,468	(25,841)	36,309	(140.5)%
Net income (loss)	$(177,788)	$(13,946)	$(163,842)	1,174.8%
Total Revenue. The increase in revenue for the nine-month period ended September 30, 2021, both in total and for each of our individual revenue streams, was driven by the addition of Custom Truck LP’s revenues to our operating results. The Acquisition significantly increased the size of our rental fleet and added a new equipment production and sales line of business (which we report under our TES segment) and a parts sales and heavy equipment service business.
Cost of Revenue, Excluding Depreciation. Consistent with the increase in revenue versus the prior year period, the increase in cost of revenue was driven by the addition of Custom Truck LP’s cost of revenue, to our operating results.
Operating Expenses. The primary drivers of the increase in operating expenses for the nine-month period ended September 30, 2021 are the addition of Custom Truck, LP’s operating expenses to our operating results, as well as certain transaction and post-acquisition integration costs related to the Acquisition. Certain expenses directly related to the Acquisition and Related Financing Transactions are not expected to recur in future periods.
Other Expense. The increase in other expense for the nine months ended September 30, 2021 was largely driven by the $61.7 million loss on extinguishment of debt recognized during the period, which was directly related to the refinancing of Nesco’s asset-based revolving credit facility (the “2019 Credit Facility”) and its 10% Senior Secured Second Lien Notes due 2024 (the “2024 Secured Notes”) in connection with the Acquisition.
Income Tax Expense (Benefit). The Company's effective tax rate for the nine months ended September 30, 2021 of negative 6.3%, differs from the U.S. federal statutory tax rate due primarily to the recording of valuation allowances against deferred tax assets. The Income tax benefit in the nine months ended September 30, 2020 relates to changes in the valuation allowance. Income tax expense was a benefit of $25.5 million and $25.8 million for the three and nine months ended September 30, 2020, respectively, due to a reduction of our deferred tax valuation allowance related to tax net operating loss and disallowed interest expense deduction carryforwards. In the 2020 periods, final regulations issued by the US Treasury and Internal Revenue Service prompted a reassessment of how we had established valuation allowances.
Net Income (Loss). The net income (loss) for the nine months ended September 30, 2021 is due to the addition of Custom Truck LP and the significant expenses incurred and recognized directly related to the Acquisition and Related Financing Transactions.

Key Performance Measures
We believe that our operating model, together with our highly variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We are able to generate cash flow through our earnings, as well as sales of used equipment. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue. We principally evaluate financial performance based on the following measurements: average OEC on rent, fleet utilization, and OEC on rent yield. The table below presents these key measures.

	Nine Months Ended September 30,
(in $000s)	2021	2020	Change	% Change
Average OEC on rent(a)	$1,078,947	$475,038	$603,909	127.1%
Fleet utilization(b)	80.4%	73.6%	6.8%	9.2%
OEC on rent yield(c)	37.5%	36.0%	1.5%	4.2%
Sales order backlog(d) (as of period end)	$338,457	$222,661	$115,796	52.0%
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
(d)    Sales order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Sales order backlog should not be considered an accurate measure of future net sales.
Average OEC on Rent. The increase in Average OEC on rent for the nine months ended September 30, 2021 compared to the same period in 2020 was driven by the addition of Custom Truck LP’s rental fleet.
Fleet Utilization. Fleet utilization improved for the nine months ended September 30, 2021 compared to the same period in 2020 due to continued customer demand during the current year period, coupled with the impact of the COVID-19 pandemic that affected rental volume in 2020.
OEC on Rent Yield. The increase in ORY was driven by the addition of the Custom Truck LP rental fleet and its impact to the mix of equipment types on rent, as this fleet has lower OEC unit costs. Also contributing to the increase in ORY in the nine months ended September 30, 2021 versus the nine months ended September 30, 2020 is the impact of pricing increases during the current year period.
Sales Order Backlog. Sales order backlog consists of customer orders placed for customized and stock equipment. The increase in sales order backlog relates to the addition of Custom Truck LP’s new equipment sales business.

Adjusted EBITDA
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the nine-month periods ended September 30, 2021 and 2020. As previously noted, Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income/loss, earnings/loss per share or any other comparable operating measure prescribed by GAAP.

	Nine Months Ended September 30,
(in $000s)	2021	2020	$ Change	% Change
Net income (loss)	$(177,788)	(13,946)	$(163,842)	1,174.8%
Interest expense	49,832	47,816	2,016	4.2%
Income tax expense (benefit)	10,468	(25,841)	36,309	(140.5)%
Depreciation and amortization	145,967	63,819	82,148	128.7%
EBITDA	28,479	71,848	(43,369)	(60.4)%
Adjustments:			—
Non-cash purchase accounting impact (1)	27,486	1,485	26,001	1,750.9%
Transaction and integration costs (2)	43,093	5,098	37,995	745.3%
Loss on extinguishment of debt (3)	61,695	—	61,695
Sales-type lease adjustment (4)	3,273	—	3,273
Share-based payments (5)	12,716	1,669	11,047	661.9%
Change in fair value of derivative and warrants (6)	5,453	6,149	(696)	(11.3)%
Adjusted EBITDA	$182,195	86,249	$95,946	111.2%
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
(4) Represents the impact of sales-type lease accounting for certain leases containing RPOs, as the application of sales-type lease accounting is not deemed to be representative of the ongoing cash flows of the underlying rental contracts. The adjustments are made pursuant to our credit agreement.
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
Summary Pro Forma Financial Information and Operational Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2021	2020	2021	2020
Revenue	$357,305	$302,657	$1,127,186	$951,002
Gross profit	$72,678	$55,103	$199,132	$160,187
Net income (loss)	$(14,956)	$19,296	$(87,884)	$(104,097)
Adjusted EBITDA	$84,423	$70,599	$227,529	$205,908
Fleet and Operational Metrics:
Average OEC on rent	$1,103,562	$982,499	$1,066,318	$1,007,173
Fleet utilization	81.4%	73.4%	79.9%	74.3%
OEC on rent yield	38.0%	37.8%	37.5%	37.8%
Sales order backlog (as of period end)	$338,457	$118,260	$338,457	$118,260

Pro Forma Financial Statements
The following pro forma information has been prepared in accordance with Article 11 of Regulation S-X, "Pro Forma Financial Information," as amended by the Securities and Exchange Commission's Final Rule Release No. 33-10786, "Amendments to Financial Disclosures About Acquired and Disposed Businesses," as adopted on May 21, 2020 ("Article 11"). The amended Article 11 became effective on January 1, 2021. The pro forma combined statements of operations for the three and nine months ended September 30,

2021 and 2020 combine the consolidated statements of operations of Nesco Holdings and Custom Truck LP, giving effect to the following items as if they had occurred on January 1, 2020:
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
The adjustments presented in the following pro forma financial information have been identified and presented to provide relevant information necessary for a comprehensive understanding of the combined company following the transactions and events described above. The pro forma financial information set forth below is based upon available information and assumptions that we believe are reasonable and is for illustrative purposes only. The financial results may have been different if the transactions described above had been completed sooner. You should not rely on the pro forma financial information as being indicative of the historical results that would have been achieved if these transactions and events had been completed as of January 1, 2020. The pro forma combined financial information below should be read in conjunction with the condensed consolidated financial statements and related notes of the Company included elsewhere in this Quarterly Report on Form 10-Q. All pro forma adjustments and their underlying assumptions are described more fully below.
During the preparation of these pro forma combined financial statements, we assessed whether there were any material differences between the accounting policies of the Company and Custom Truck LP. The assessment we performed did not identify any material differences and, as such, these pro forma combined financial statements do not adjust for or assume any differences in accounting policies between the two entities.
The following pro forma combined financial information and associated notes are based on the historical financial statements of Nesco Holdings and Custom Truck LP. The pro forma combined statements of operations for periods indicated below are based on, derived from, and should be read in conjunction with, the Company’s historical financial statements.

Pro Forma Combined Statements of Operations — Three Months Ended September 30, 2021

(in $000s)	Custom Truck One Source, Inc.	Pro Forma Adjustments[a]		Pro Forma Combined
Rental revenue	$109,108	$—		$109,108
Equipment sales	217,163	—		217,163
Parts sales and services	31,034	—		31,034
Total revenue	357,305	—		357,305
Cost of revenue	241,900	(7,426)	b	234,474
Depreciation of rental equipment	50,153	—		50,153
Total cost of revenue	292,053	(7,426)		284,627
Gross profit	65,252	7,426		72,678
Selling, general and administrative	48,625	—		48,625
Amortization	13,334	—		13,334
Non-rental depreciation	873	—		873
Transaction expenses and other	7,742	—		7,742
Total operating expenses	70,574	—		70,574
Operating income (loss)	(5,322)	7,426		2,104
Interest expense, net	19,045	—		19,045
Finance and other expense (income)	(3,656)	—		(3,656)
Total other expense	15,389	—		15,389
Income (loss) before taxes	(20,711)	7,426		(13,285)
Taxes	(186)	1,857	c	1,671
Net income (loss)	$(20,525)	$5,569		$(14,956)
a.The pro forma adjustments give effect to the following as if they occurred on January 1, 2020: (i) the Acquisition and (ii) extinguishment of Nesco Holdings’ 2019 Credit Facility and the 2024 Secured Notes repaid in connection with the Acquisition. The adjustments also give effect to transaction expenses directly attributable to the Acquisition.
b.Represents the elimination from cost of revenue of the run-off of the estimated step-up in fair value of inventory acquired that was recognized in the Company’s consolidated financial statements for the three months ended September 30, 2021. The impact of the step-up is reflected as an adjustment to the comparable prior period ended September 30, 2020, as if the Acquisition had occurred on January 1, 2020.
c.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%.

Pro Forma Combined Statements of Operations — Three Months Ended September 30, 2020

(in $000s)	Nesco Holdings	Custom Truck LP	Pro Forma Adjustments[a]		Pro Forma Combined
Rental revenue	$46,125	$52,284	$—		$98,409
Equipment sales	11,558	161,820	—		173,378
Parts sales and services	11,577	19,293	—		30,870
Total revenue	69,260	233,397	—		302,657
Cost of revenue	34,162	168,076	(725)	b	201,513
Depreciation of rental equipment	19,467	23,998	2,576	c	46,041
Total cost of revenue	53,629	192,074	1,851		247,554
Gross profit	15,631	41,323	(1,851)		55,103
Selling, general and administrative	9,319	28,139	—		37,458
Amortization	771	1,993	3,587	d	6,351
Non-rental depreciation	21	1,176	(238)	d	959
Transaction expenses and other	561	—	—		561
Total operating expenses	10,672	31,308	3,349		45,329
Operating income (loss)	4,959	10,015	(5,200)		9,774
Interest expense, net	15,853	12,226	(7,172)	e	20,907
Finance and other expense (income)	(559)	(4,855)	—		(5,414)
Total other expense	15,294	7,371	(7,172)		15,493
Income (loss) before taxes	(10,335)	2,644	1,972		(5,719)
Taxes	(25,508)	—	493	f	(25,015)
Net income (loss)	$15,173	$2,644	$1,479		$19,296
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
b.Represents adjustments to cost of revenue for the reduction to depreciation expense for the difference between historical depreciation and estimated depreciation of the preliminary fair value of the property and equipment.
c.Represents the adjustment for depreciation of rental fleet relating to the estimated mark-up to fair value from purchase accounting as a result of the Acquisition.
d.Represents the differential in other amortization and depreciation related to the estimated fair value of the identified intangible assets from purchase accounting as a result of the Acquisition.
e.Reflects the differential in interest expense, inclusive of amortization of capitalized debt issuance costs, related to the Company’s debt structure after the Acquisition as though the following had occurred on January 1, 2020: (i) borrowings under the ABL Facility; (ii) repayment of the 2019 Credit Facility; (iii) repayment of the 2024 Secured Notes; (iv) repayment of Custom Truck LP’s borrowings under its revolving credit and term loan facility; and (v) the issuance of the 2029 Secured Notes.
f.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%.

Pro Forma Combined Statements of Operations — Nine Months Ended September 30, 2021

(in $000s)	Custom Truck One Source, Inc.	Custom Truck LP (Three Months Ended March 31, 2021)	Pro Forma Adjustments[a]		Pro Forma Combined
Rental revenue	$255,936	$51,973	$—		$307,909
Equipment sales	482,825	245,955	—		728,780
Parts sales and services	71,954	18,543	—		90,497
Total revenue	810,715	316,471	—		1,127,186
Cost of revenue	567,378	240,678	(17,752)	b	790,304
Depreciation of rental equipment	111,176	22,757	3,817	c	137,750
Total cost of revenue	678,554	263,435	(13,935)		928,054
Gross profit	132,161	53,036	13,935		199,132
Selling, general and administrative	111,939	34,428	—		146,367
Amortization	27,420	1,990	3,590	d	33,000
Non-rental depreciation	1,845	1,151	(213)	d	2,783
Transaction expenses and other	42,765	5,254	(40,277)	e	7,742
Total operating expenses	183,969	42,823	(36,900)		189,892
Operating income (loss)	(51,808)	10,213	50,835		9,240
Loss on extinguishment of debt	61,695	—	(61,695)	f	—
Interest expense, net	53,674	9,992	(3,919)	g	59,747
Finance and other expense (income)	143	(2,346)	—		(2,203)
Total other expense	115,512	7,646	(65,614)		57,544
Income (loss) before taxes	(167,320)	2,567	116,449		(48,304)
Taxes	10,468	—	29,112	h	39,580
Net income (loss)	$(177,788)	$2,567	$87,337		$(87,884)
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
b.Represents the elimination from cost of revenue of the run-off of the estimated step-up in fair value of inventory acquired that was recognized in the Company’s consolidated financial statements for the nine months ended September 30, 2021. The impact of the step-up is reflected as an adjustment to the comparable prior period ended September 30, 2020, as if the Acquisition had occurred on January 1, 2020. Includes the reduction to depreciation expense for the difference between historical depreciation and estimated depreciation of the preliminary fair value of the property and equipment.
c.Represents the adjustment for depreciation of rental fleet relating to the estimated mark-up to fair value from purchase accounting as a result of the Acquisition.
d.Represents the differential in other amortization and depreciation related to the estimated fair value of the identified intangible assets from purchase accounting as a result of the Acquisition.
e.Represents the elimination of transaction expenses recognized in the Company’s consolidated financial statements for the nine months ended September 30, 2021. The expenses were directly attributable to the Acquisition and are reflected as adjustments to the comparable prior period (e.g. September 30, 2020) as if the Acquisition had occurred on January 1, 2020.
f.Represents the elimination of the loss on extinguishment of debt recognized in the Company’s consolidated financial statements for the nine months ended September 30, 2021 as though the repayment of the 2019 Credit Facility and the 2024 Secured Notes had occurred on January 1, 2020.
g.Reflects the differential in interest expense, inclusive of amortization of capitalized debt issuance costs, related to the Company’s debt structure after the Acquisition as though the following had occurred on January 1, 2020: (i) borrowings under the ABL Facility; (ii) repayment of the 2019 Credit Facility; (iii) repayment of the 2024 Secured Notes; (iv) repayment of Custom Truck LP’s borrowings under its revolving credit and term loan facility; and (v) the issuance of the 2029 Secured Notes.
h.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%.

Pro Forma Combined Statements of Operations — Nine Months Ended September 30, 2020

(in $000s)	Nesco Holdings	Custom Truck LP	Pro Forma Adjustments[a]		Pro Forma Combined
Rental revenue	$144,103	$157,022	$—		$301,125
Equipment sales	38,628	516,357	—		554,985
Parts sales and services	36,753	58,139	—		94,892
Total revenue	219,484	731,518	—		951,002
Cost of revenue	106,833	530,260	14,725	b	651,818
Depreciation of rental equipment	59,275	73,566	6,156	c	138,997
Total cost of revenue	166,108	603,826	20,881		790,815
Gross profit	53,376	127,692	(20,881)		160,187
Selling, general and administrative	33,512	87,309	—		120,821
Amortization	2,234	6,391	10,347	d	18,972
Non-rental depreciation	74	3,551	(738)	d	2,887
Transaction expenses and other	3,282	—	40,277	e	43,559
Total operating expenses	39,102	97,251	49,886		186,239
Operating income (loss)	14,274	30,441	(70,767)		(26,052)
Loss on extinguishment of debt	—	—	61,695	f	61,695
Interest expense, net	47,816	45,163	(21,521)	g	71,458
Finance and other expense (income)	6,245	(7,777)	—		(1,532)
Total other expense	54,061	37,386	40,174		131,621
Income (loss) before taxes	(39,787)	(6,945)	(110,941)		(157,673)
Taxes	(25,841)	—	(27,735)	h	(53,576)
Net income (loss)	$(13,946)	$(6,945)	$(83,206)		$(104,097)
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
d.Represents the differential in other amortization and depreciation related to the estimated fair value of the identified intangible assets from purchase accounting as a result of the Acquisition.
e.Represents transaction expenses directly attributable to the Acquisition as if the Acquisition had occurred on January 1, 2020.
f.Represents the loss on extinguishment of debt as though the repayment of the 2019 Credit Facility and the 2024 Secured Notes had occurred on January 1, 2020.
g.Reflects the differential in interest expense, inclusive of amortization of capitalized debt issuance costs, related to the Company’s debt structure after the Acquisition as though the following had occurred on January 1, 2020: (i) borrowings under the ABL Facility; (ii) repayment of the 2019 Credit Facility; (iii) repayment of the 2024 Secured Notes; (iv) repayment of Custom Truck LP’s borrowings under its revolving credit and term loan facility; and (v) the issuance of the 2029 Secured Notes.
h.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%.

Reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA
The following table provides a reconciliation of pro forma net income (loss) to pro forma Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2021	2020	2021	2020
Net income (loss)	$(14,956)	$19,296	$(87,884)	$(104,097)
Interest expense	17,324	18,777	53,426	56,638
Income tax expense (benefit)	1,671	(25,015)	39,580	(53,576)
Depreciation and amortization	66,804	55,191	180,514	167,311
EBITDA	70,843	68,249	185,636	66,276
Adjustments:
Non-cash purchase accounting impact	(1,380)	551	10,672	18,976
Transaction and integration costs	7,748	(381)	8,067	47,837
Loss on extinguishment of debt	—	—	—	61,695
Sales-type lease adjustment	3,783	1,599	4,428	1,855
Share-based payments	4,856	1,199	13,273	3,120
Change in fair value of derivative and warrants	(1,427)	(618)	5,453	6,149
Adjusted EBITDA	$84,423	$70,599	$227,529	$205,908

Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next 12 months; however, we are continuing to monitor the impact of COVID-19 on our business and the financial markets. As of September 30, 2021, we had $21.1 million in cash and cash equivalents compared to $3.4 million as of December 31, 2020. As of September 30, 2021, we had $405.0 million of outstanding borrowings under our ABL Facility compared to $251.0 million of outstanding borrowing under the 2019 Credit Facility as of December 31, 2020.
ABL Facility
In connection with the Acquisition on the Closing Date, the Buyer, as borrower, and the ABL Guarantors (as defined in the ABL Credit Agreement) entered into the ABL Credit Agreement. The ABL Facility provides for revolving loans, in an amount equal to the lesser of the then-current borrowing base (described below) and the committed maximum borrowing capacity of $750.0 million, with a $75.0 million swingline sublimit, and letters of credit in an amount equal to the lesser of (a) $50.0 million and (b) the aggregate unused amount of commitments under the ABL Facility then in effect. The ABL Facility permits the Buyer to incur additional capacity under the ABL Facility in an aggregate amount equal to the greater of (x) $200.0 million and (y) 60.0% of Consolidated EBITDA (as defined in the ABL Credit Agreement) in additional commitments. As of the Closing Date, Buyer had no commitments from any lender to provide incremental commitments.
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
As of September 30, 2021, borrowing availability under the ABL Facility was $337.0 million, and outstanding standby letters of credit were $4.0 million. Borrowings under the ABL Facility will bear interest at a floating rate, which, at Buyer’s election, will be (a) in the case of U.S. dollar denominated loans, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or (ii) the base rate plus an applicable margin or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (x) with respect to base rate loans, 0.50% to 1.00% and (y) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
Buyer is required to pay a commitment fee to the lenders under the ABL Facility in respect of the unutilized commitments thereunder at a rate equal to 0.375% per annum, which may be reduced following the first full fiscal quarter to 0.250% per annum based on average daily usage. Buyer must also pay customary letter of credit and agency fees.
The balance outstanding under the ABL Facility will be due and payable on April 1, 2026. Buyer may, at any time and from time to time, prepay, without premium or penalty, any borrowing under the ABL Facility and terminate, or from time to time reduce, the commitments under the ABL Facility.
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

Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Nine Months Ended September 30,
(in $000s)	2021	2020
Net cash flow from operating activities	$112,755	$14,866
Net cash flow from investing activities	(1,419,615)	(29,869)
Net cash flow from financing activities	1,324,534	10,341
Net change in cash and cash equivalents	$17,674	$(4,662)
As of September 30, 2021, we had cash and cash equivalents of $21.1 million, an increase of $17.7 million from December 31, 2020. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance under our ABL Facility.
Cash Flows from Operating Activities
Net cash provided by operating activities was $112.8 million for the nine months ended September 30, 2021, as compared to $14.9 million in the same period of 2020. The increase was driven by the addition of Custom Truck LP’s equipment sales levels in the current period.
Cash Flows from Investing Activities
Net cash used in investing activities was $1,419.6 million for the nine months ended September 30, 2021, as compared to cash used in investing activities of $29.9 million in 2020. The increase in cash used in investing activities is due to the Acquisition.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1,324.5 million for the nine months ended September 30, 2021, as compared to $10.3 million in 2020. The increase is primarily due to the refinancing of Nesco’s debt and sale of Common Stock in connection with the Acquisition and Related Financing Transactions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our asset-based revolving credit facility. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of September 30, 2021, we had $405.0 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.5 million on an annual basis. This amount does not reflect the impact of the interest rate collar currently in place.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as described below.
During the period covered by this Quarterly Report, we identified a material weakness in the design and operation of information technology general controls (“ITGCs”) related to one of the enterprise resource planning (“ERP”) systems of Custom Truck LP that supports the processes related to the preparation of our consolidated financial statements. Specifically, we did not maintain adequate control over user access to the ERP system to ensure appropriate segregation of duties and to restrict access to financial applications and data to appropriate Company personnel. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they are adversely impacted by ineffective ITGCs. The material weakness did not result in any identified misstatements to our consolidated financial statements, and there were no changes to previously released financial results.
Management has developed a remediation plan to address the control deficiency identified above, which involves the completion of our new ERP system implementation planned for the second quarter of 2022. The new ERP system will allow us to address segregation of duties by establishing user roles specific to the nature of each job function. We are also establishing controls to ensure appropriate authorization of new user access requests and we will perform routine reviews of user access. Additionally, management is in the process of enhancing relevant controls that are dependent on the affected ITGCs.
Changes in Internal Control over Financial Reporting
On April 1, 2021, we completed the acquisition of Custom Truck LP. We are in the process of integrating policies, processes, people, technology and operations for the combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in internal controls related to the integration of Custom Truck LP and its subsidiaries into the combined company, including the material weakness identified above, the related adoption of common financial reporting and internal control practices for the combined company and associated updates and improvements to the combined control environment, during the quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We purchase raw materials, component parts and finished goods to be used in the manufacturing and sale of our products. In addition, we may incorporate vehicle chassis provided directly by our customers in our production process. Although the vast majority of our raw materials and component parts are sourced domestically, certain of our suppliers are based overseas, and certain of our domestic suppliers may source subcomponents from overseas. Outbreaks of communicable diseases have been known to occur in certain of these international regions, resulting in public health crises. Changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our ability to timely manufacture and market products. Increases in the costs of shipping and transportation, purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers.
A small portion of our workforce is unionized, and more of our workforce could become unionized in the future, which could negatively impact the stability of our production, materially reduce our profitability and increase the risk of work stoppages.
Our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union, and unions may conduct organizing activities in this regard. If our employees choose to form or affiliate with a union and the terms of a union collective bargaining agreement are significantly different from our current compensation and job assignment arrangements with our employees, these arrangements could negatively impact the stability of our production, materially reduce our profitability and increase the risk of work stoppages. In addition, even if our managed operations remain primarily non-union, our business may still be adversely affected by work stoppages at any of our suppliers that are unionized. The stoppage of work for a prolonged period of time at one, or several, of our principal manufacturing facilities resulting from union or non-union matters, could materially adversely affect our business.
As a small portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of September 30, 2021, approximately 2% of the U.S. hourly workers of the Company were represented by a labor union and were covered by a collective bargaining agreement. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies.

We may not be able to attract and retain skilled technicians, which could have a material adverse effect on our ability to meet customer demand.
Competition for skilled technicians in our industry, especially during periods of low unemployment or periods of high demand, could increase our labor costs and hinder our ability to meet customer demand, which could have a material adverse effect on our results of operations.
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
We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a material negative effect on our financial condition and results of operations and contribute to negative market perceptions about the Company or its securities, which could cause you to lose some or all of your investment.
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
If the average age of our fleet of rental equipment were to increase, the cost of maintaining our equipment, if not replaced within a certain period of time, will likely increase. If our operating costs increase as our rental equipment fleet ages and we are unable to pass along such costs, our earnings will decrease. As of September 30, 2021, the average age of our rental equipment fleet was less than five years. The costs of maintenance may materially increase in the future. Any significant increase in such costs could have a material adverse effect on our business, financial condition or results of operations.
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

Our business is highly dependent on the timely and sufficient delivery of finished goods, such as commercial vehicles, from our suppliers.
The COVID-19 pandemic continues to negatively impact the supply chains of the commercial vehicle manufacturers and dealers on which we depend. Disruptions in the supply chains of these manufacturers and dealers, such as pandemic-related plant and production shutdowns, semiconductor chip shortages, labor and equipment shortages, and transportation delays could significantly impact our ability to meet customer demand and generate revenue, which could have a material adverse effect on our financial condition and results of operations.
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
We have a significant amount of indebtedness and may incur additional indebtedness in the future, including in connection with our growth capital expenditure plan. As of September 30, 2021, our total indebtedness was $1,372.8 million, consisting of $920.0 million in aggregate principal amount of the 2029 Secured Notes, $405.0 million of borrowings under our ABL Facility and capital lease and other debt obligations of $47.8 million (excluding approximately $229.2 million of indebtedness under our floorplan financing agreements). Although the Indenture and the ABL Credit Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant exceptions and qualifications, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Moreover, the Indenture does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the Indenture (such as operating leases), nor does it impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” under such Indenture. Similarly, the ABL Credit Agreement does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the agreement (such as operating leases).
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
Borrowings under our ABL Facility are at variable rates of interest and will expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of September 30, 2021, we have variable rate debt, consisting of $405.0 million outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.5 million per year. This amount does not reflect the impact of the interest rate collar currently in place. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
10.1
Custom Truck One Source, Inc. Amended and Restated 2019 Omnibus Incentive Plan (filed as Annex A to Custom Truck One Source, Inc.’s Definitive Proxy Statement on Schedule 14A filed June 10, 2021, File No. 001-38186, and incorporated herein by reference)

10.2
Employment Agreement, dated November 2, 2021, by and between Fred Ross and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 8, 2021)

10.3
Employment Agreement, dated November 2, 2021, by and between Bradley Meader and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 8, 2021)

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

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	November 12, 2021	/s/ Fred Ross
Fred Ross, Chief Executive Officer

Date:	November 12, 2021	/s/ Bradley Meader
Bradley Meader, Chief Financial Officer