Form 10-K
period 2021-12-31
Custom Truck One Source, Inc.
filed 2022-03-16
CIK 1709682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The aggregate market value of shares of common stock held by non-affiliates, computed by reference to the closing price for such common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $411.3 million.
The number of shares of common stock outstanding as of March 10, 2022 was 247,040,326.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement	Part III (Items 10, 11, 12, 13, and 14)

Custom Truck One Source, Inc. and Subsidiaries
Form 10-K Report Index

Forward-Looking Statements
Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated as such. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report, you should understand that these statements are not guarantees of performance or results and are subject to and involve risks, uncertainties and assumptions. You should not place undue reliance on these forward-looking statements or projections. Below is a summary of risk factors applicable to us that may materially affect such forward-looking statements and projections:
•difficulty in integrating the Nesco (as defined below) and Custom Truck LP (as defined below) businesses and fully realizing the anticipated benefits of the Acquisition (as defined below), as well as significant transaction and transition costs that we will continue to incur following the Acquisition;
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
•our inability to obtain raw materials, component parts and/or finished goods in a timely and cost-effective manner, and our inability to manage our rental equipment in an effective manner;
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
•potential impairment charges;
•our exposure to various risks related to legal proceedings or claims, and our failure to comply with relevant laws and regulations, including those related to occupational health and safety, the environment, government contracts, and data privacy and data security;
•the interest of our majority stockholder, which may not be consistent with the other stockholders;
•our significant indebtedness, which may adversely affect our financial position, limit our available cash and our access to additional capital, prevent us from growing our business and increase our risk of default;
•our inability to attract and retain highly skilled personnel and our inability to retain our senior management;
•our inability to generate cash, which could lead to a default;
•significant operating and financial restrictions imposed by the Indenture and the ABL Credit Agreement;
•increases in unionization rate in our workforce;
•changes in interest rates, which could increase our debt service obligations on the variable rate indebtedness and decrease our net income and cash flows; and
•the phase-out of LIBOR and uncertainty as to its replacement.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. See “Risk Factors” in Part I, Item 1A of this Annual Report, for additional risks.

PART I
Item 1.     Business
Company Overview
Custom Truck One Source, Inc., formerly Nesco Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries are engaged in the business of providing a range of services and products to customers through rentals and sales of specialty equipment, rentals and sales of aftermarket parts and services related to the specialty equipment, and repair, maintenance, and customization services related to that equipment. Immediately following the acquisition by Nesco Holdings II, Inc. of Custom Truck One Source, L.P. (“Custom Truck LP”) as discussed in Note 3: Business Combination, on April 1, 2021 (the “Acquisition”), Nesco Holdings, Inc. (“Nesco Holdings”) changed its name to “Custom Truck One Source, Inc.” and changed The New York Stock Exchange ticker for its shares of common stock (“Common Stock”) from “NSCO” to “CTOS,” and the ticker of its redeemable warrants from “NSCO.WS” to “CTOS.WS.” Terms such as, “we,” “our,” “us,” or “the Company” refer to Nesco Holdings prior to the Acquisition, and to the combined company after the Acquisition. Unless the context otherwise requires, the term “Nesco” or “Nesco Holdings” as used in these financial statements means Nesco Holdings and its consolidated subsidiaries prior to the Acquisition, and the term “Custom Truck LP” means Custom Truck LP and its consolidated subsidiaries prior to and on the date of the Acquisition.
We are a specialty equipment provider to the electric utility transmission and distribution, telecommunications, rail, and other infrastructure-related industries in North America. Our core business relates to our new equipment inventory and rental fleet of specialty equipment that is utilized by service providers in infrastructure development and improvement work. We offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade, and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks, and rail systems, as well as for lighting and signage. We rent, produce, sell, and service a broad range of new and used equipment, including bucket trucks, digger derricks, dump trucks, cranes, service trucks, and heavy-haul trailers. Following the Acquisition, we changed our reportable segments to be consistent with how we currently manage the business, representing three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”), and Aftermarket Parts and Services (“APS”). Segment information provided within this Annual Report on Form 10-K, including Note 21: Segments, has been adjusted for all prior periods to be consistent with the current reportable segment presentation.
We operate with a differentiated “one-stop-shop” business model, offering equipment rental, new and used equipment sales, and aftermarket parts and service out of more than 37 locations across the U.S. and Canada. Customers receive additional support throughout the country from Custom Truck’s twenty-four hour, seven-day a week (“24/7”) call center, approximately 80 mobile technicians, and over 100 third-party locations. Custom Truck and its customers also benefit from its sophisticated sourcing model and large-scale integrated production and customization capabilities, which enhance the quality and diversity of its equipment offerings, reduce both cost and lead times for equipment sales and provide greater flexibility to optimize its rental fleet. These attributes, together with a strong reputation built over many years, position Custom Truck to capitalize on attractive secular growth trends across its end-markets.
Custom Truck owns one of the industry’s largest fleets of specialty rental equipment focused on electric utility T&D, rail, telecommunications, and infrastructure end-markets through our ERS segment. As of December 31, 2021, our fleet is comprised of more than 9,000 units with an average unit age of approximately 3.8 years, which is young by typical rental fleet standards and compares favorably to the long useful life of the equipment. Our rental fleet is managed on a national level, which allows the company to efficiently reposition equipment in response to shifts in regional demand and thereby sustain strong utilization levels.
As is customary among equipment rental companies, we sell used equipment out of our rental fleet to end user customers. We also offer a broad variety of new equipment for sale across our end-markets, often highly customized to meet its customers’ specific needs. Integrated production capabilities and extensive knowledge gained over a long history of selling equipment have positioned Custom Truck uniquely in the market as a trusted partner for customers seeking tailored solutions with short lead times. New and used equipment sales are done through our TES segment.
Through our APS segment, we provide our customers a total job-site solution, offering a range of products for rent or sale to fully equip their equipment and crews for activity in the field. Our comprehensive APS offering expands opportunities to serve our equipment rental and sales customers through the convenience of a single vendor for all their specialty equipment and APS needs.

End-Market Overview
Our core end-markets include electric utility T&D, telecom, rail, and infrastructure.
General End-Market Trends
Combined annual capital expenditures in our core end-market exceeds $350 billion and grew 7.3% annually from 2001 to 2019 compared to 4.0% annual growth in U.S. GDP over the same period. Our end-markets have demonstrated limited correlation with GDP growth and resiliency through the recent economic cycle.
The North American market has, and continues, to experience a secular shift from equipment ownership to rental. Rental penetration of the broader equipment fleet in North America increased from 42% in 2009 to 57% in 2019 and is expected to reach 65% by the mid-2020s. In comparison, other developed markets recorded higher rental penetration rates in 2017, including Europe at 65%, Japan at 80%, and the U.K. at 80%, demonstrating the future potential of the North American market. We believe that customers’ growing preference for equipment rental is driven by several factors including the avoidance of significant capital outlay, improved asset utilization, reduced storage and maintenance, access to a wider range of modern productive equipment, dedicated customer care, and operational efficiencies. As we believe that the rental penetration rate in the specialty equipment market is only an estimated 20 – 25% today, and that it will continue to trend towards the levels observed in the broader market, we think there will be significant growth within our specific markets. We purchase the majority of our chassis from several dealerships across our geographic footprint. The majority of our boom and crane components are sourced from a single supplier.
On November 6th, 2021 the United States Congress passed, and the President of the United States signed, the Infrastructure Investment and Jobs Act (the “Infrastructure Act”). The Infrastructure Act allocates approximately $1 trillion in new and reallocated funds with positive impacts to each of our end-markets.
Electric Utility T&D End-Market
Maintaining safe and effective transmission and distribution lines is critical to national infrastructure, as they carry the electricity that powers the nation. Transmission lines carry high voltage electricity long distances, while distribution lines carry electricity from local transformers to houses and businesses. Our specialty equipment is used in the maintenance and repair of live lines and installation of new lines. Capital expenditure spend in the electric utility T&D end-market is approximately $68 billion annually. This spend is driven by a number of attractive dynamics, demonstrating that the U.S. is potentially in the very early stages of a multi-year electric utility T&D spending cycle.
Aging and Underinvested Electric Utility T&D Infrastructure - Electricity delivery in the U.S. depends on an aging and complex patchwork system of power generation facilities, transmission grids, local distribution lines, and substations. Most electric utility T&D lines were constructed in the 1950s and 1960s with a 50-year life expectancy and were not originally engineered to meet today’s load demands. Today, approximately 40% to 50% of existing electric utility T&D infrastructure is at or beyond its engineered life. Due in part to this aging infrastructure, costly electric emergency incidents and disturbances have increased more than sevenfold since 2000. Multiple costly fires have also been caused by aging and undermaintained transmission and distribution lines. As an example, in February 2019, Pacific Gas & Electric, an electric utility in California, announced that it is probable that its transmission line equipment caused the catastrophic fires in Paradise, CA three months prior. Maintenance work on the line had been delayed for several years. Pacific Gas & Electric, which filed for bankruptcy protection in January 2019, recorded a $10.5 billion charge in anticipation of damage claims. California fire investigators determined that Pacific Gas & Electric’s equipment also played a role in starting 18 blazes in 2017. The prevention of additional incidents associated with the continued operations of aging electric utility T&D infrastructure is expected to continue to drive increasing levels of maintenance and repair and replacement spend by utilities.
Changing Generation Landscape - The ongoing transition from coal to gas and renewables continues to drive changes in the generation landscape and transmission project development. Twenty-nine states and Washington, D.C. have adopted renewable portfolio standards, which mandate that a certain percentage — most states target 10% to 45% — of electricity sold by a utility must come from renewable sources. The share of new renewables in the U.S. electricity generation mix will increase from 21% in 2020 to 42% in 2050. As a result, significant spend for new transmission lines will be required to interconnect these new sources of power with the electrical grid.
Increased Focus on Decarbonization - With an increased societal focus on decarbonization, major fossil fuel driven sectors are shifting towards electrification. The electrification of vehicles, heating technology, and industrial processes is expected to drive a significant increase in electricity demand and require a transmission investment of up to $90 billion by 2030.
Increased Outsourcing by Utilities - Utilities are increasingly turning to specialized third-party contractors to fulfill construction and maintenance needs. This outsourcing trend is driven by the challenge of an aging workforce and desire to shift the management and responsibilities of non-core activities to external service providers. Outsourcing is a favorable trend for us, given our rental penetration among electric utility T&D contractors who prefer to rent due to lower initial capital outlay, increased flexibility, improved asset utilization and productivity, and significantly reduced storage and maintenance costs.
The Infrastructure Act includes $7.5 billion to build a national network of electric vehicle chargers and $65 billion to upgrade power infrastructure.
Telecom End-Market
Telecommunications infrastructure, including telecom cells, towers, and wirelines, are the backbone of telephonic interaction and the transportation of mobile data. We provide the specialty equipment required to maintain and install telecom cells, towers, and communication lines. Construction spend on telecommunications infrastructure is approximately $80 billion annually. This spend is expected to grow significantly throughout the next decade due largely to the advent of 5G technology.
Rapid technological advancements, including advanced digital and video service offerings, continue to increase demand for greater wireline and wireless network capacity and reliability. Data traffic is at an all-time high and is expected to substantially increase in the future. United States data traffic is expected to grow at a 21% compound annual growth rate (“CAGR”) from 2017 to 2022. In response to this demand, AT&T, Verizon, and T-Mobile (the “Big 3 U.S. Telecom Operators”) are planning to increase speed and capacity through the deployment of 5G technology.
5G technology will require the installation of numerous higher bandwidth small cells to “densify” wireless networks and enhance performance. This is because small cells only deliver coverage within approximately a quarter mile of their location, compared to approximately five miles for the existing 4G and predecessor macro cells. As a result, approximately 20 times more small cells will need to be installed in order to provide the same level of coverage as the existing macro cells.
The spend required by the Big 3 Telecom Operators to deploy 5G technology is expected to grow at a 40% CAGR from 2019 to 2023, continuing into 2030 with total 2019 to 2030 spend of approximately $240 billion. The Infrastructure Act provided an additional $65 billion to increase access to reliable high-speed internet.
Rail End-Market
Freight and commuter rail are responsible for transporting products and people across the nation. Our rail mounted equipment is used for a variety of tasks including the installation of new rail and maintenance of the existing rail lines. Hi-rail equipment is utilized in projects for both installation and repair of track, electric lines, signal crossings, and signs. The equipment is also often used for working on older infrastructure such as repairing bridges and terminals with more antiquated track and systems that are in need of upgrades with more modern systems like Positive Train Control (“PTC”) and others. The six largest public railroads spend more than $10 billion annually in capital expenditures. Such capital expenditures are expected to continue to grow as freight demands increase. In addition to freight rail, spend on active commuter rail projects is significant with a growing pipeline.
Freight Rail - Freight rail, one of the most cost-effective, energy-efficient modes of transport, carries about 40% of intercity freight as measured by ton-miles, more than any other mode of transportation. Our North American customers are principally Class I railroads and related contractors. Class I railroads operate in 44 states across the U.S. and account for 94% of freight rail revenues in North America.
Commuter Rail - Trends such as population growth, increasing urbanization, a focus on sustainability, environmental awareness, and increasing highway congestion are expected to drive continued investment in commuter rail. Furthermore, as a result of years of insufficient funding, transit systems across the U.S. are struggling to cope with aging infrastructure, creating a massive and increasing backlog. The most recent federal estimate quantifies the backlog of projects required to attain a “state of good repair,” meaning public transit is repaired to an age within its average service life, at $90 billion — projected to grow to $122 billion by 2032. In August 2018, the U.S. Senate approved a fiscal-year 2019 appropriations bill that provides $16.1 billion for public transit and intercity passenger rail. Also in 2018, the Los Angeles County Metropolitan Transportation Authority’s board adopted the Twenty-Eight by ’28 plan, which calls for completing 28 transportation projects at an estimated cost of $26 billion ahead of the 2028 Summer Olympics and Paralympics in Los Angeles.
The Infrastructure Act provides $39 billion to modernize transportation and an additional $89.9 billion in guaranteed funding for public transportation along with an additional $66 billion of funding specifically earmarked for passenger rail services.
Infrastructure End-Market
We also serve the general infrastructure end-market, which includes surface transportation, national highway performance, highway safety, metropolitan transit, and other key infrastructure systems, including residential and non-residential waste and water. According to FMI Research, total infrastructure capex spend annually exceeds $200 billion and the infrastructure end market outlook remains positive. We anticipate the recent change in administration and growing bipartisan support will result in additional federal funds being allocated to infrastructure investment.
We consider the waste end market as part of the general infrastructure industry. Long-term, secular growth in this market is driven by growing waste volumes generated by increasing waste generation per capita. Population and income growth drive municipal solid waste generation. Municipal solid waste revenue grew at a compounded annual growth rate of 3.5% from 2003 to 2018. Waste is generally considered to be a recession-resistant industry given the non-discretionary nature of waste collection and disposal. Ongoing consolidation amongst waste haulers results in increasing market share for large, well-capitalized companies that have the resources to invest in the latest trucks and equipment.
The Infrastructure Act provides $55 billion to expand access to clean drinking water for households, businesses, schools, and child care centers across the United States.
Products and Services
Equipment Rental and Sales
Our equipment rental fleet consists of more than 9,000 units, which management believes is among the largest specialty equipment rental fleets in North America. Our fleet consists of more than 250 product variations to serve the specialized needs of our customers including various terrain options such as truck mounted, rail mounted, track mounted, and all-wheel drive. Our equipment can reach transmission lines and cell sites in excess of 200 feet in the air, dig to a depth of 60 feet to install telephone and power line poles, provide power line and fiber line pulling capacity of up to 40,000 pounds, and reach remote and inaccessible areas for rail maintenance. A large percentage of our fleet is insulated, which allows customers to safely work on live electric lines. Our equipment is regularly tested for safety, which includes regulation-mandated dielectric testing of all insulated units to ensure safe operations near electrical wiring. The majority of our equipment can be used across a variety of end-markets and many of our customers operate in multiple end-markets. Rental rates vary depending on product type, geography, demand, and other factors.
Examples of our rental and sales equipment include:

Bucket Trucks	Trucks equipped with a bucket mounted on an insulated or non-insulated hydraulic lifting aerial device used to maintain and construct utility, rail, or telecommunication lines.
Digger Derricks	Trucks equipped with a boom and auger used to dig holes and set utility, rail, and telephone poles.
Cable placers	Equipment used to string new and re-conduct overhead utility, rail, telecom, or cable lines including pole trailers, reel handling trailers, and other material handling trailers.
Boom Trucks	Trucks equipped with a boom mounted on an insulated or non-insulated hydraulic lifting aerial device used to maintain and construct utility, rail, or telecommunication lines.
Rail Trucks	Trucks equipped with specialty equipment to drive on rail tracks.
Roll-Off Trucks	Trucks equipped to transport waste containers
Knuckleboom Trucks	Trucks equipped to lift for utility, construction, and building materials applications
Vacuum Trucks	Trucks equipped to safely dig holes and transport materials by vacuuming materials or liquids
Cranes	Equipment made to lift heavy objects utilized in our core markets
Pressure Diggers	Trucks equipped with a pressure drill used to dig holes for utility poles, structure bases, and foundations through hard materials such as rock.
Underground Equipment	Variety of equipment used to place and remove underground utility and telecom lines without disruption to the surface.
Trucks and Miscellaneous Equipment	Hi-rail equipment including hi-rail service trucks, grapples, roto-dumps, PTC trucks, etc.
Aftermarket Parts and Services
Our APS offerings include a broad parts, tools, and accessories inventory, which is a natural extension of our core equipment rental offering and can be rented or purchased on an individual basis or in packaged specialty kits.
The technical nature of certain parts, tools, and accessories requires periodic testing in a certified lab and expertise in specialized repairs, which we provide at our test and repair facilities. We provide nationwide coverage through eight locations that serve as hubs for technical test and repair as well as the rental and sale of parts, tools, and accessories.

Examples of our aftermarket parts and services include:

Stringing Blocks	Stringing dollies and accessories used to string powerline, telephone line (including fiber), or cable, above ground or underground in the new construction, rebuild, or maintenance of the lines.
Augers	Tool used to dig holes for power, telephone, or cable poles and also used to dig holes for structure bases, pilings, and foundation supports.
Insulated Tools	Extension arms, temp arms, insulated ladders, etc., used to insulate and dielectrically protect workers and temporarily reposition powerlines for safe execution of tasks while working at height in live line circumstances.
Other PTA	Crimping tools and dies, pumps/motors, underground fiber laying tools, and various other tools used in either utility, telecom, or rail applications.
Test and Repair Services	Regulatory requirements of not more than one year for specialized PTA including testing and inspections, design requirements, rubber testing, etc. and repair services for replacement parts.
Upfit and Repair Services	Customizing existing heavy-duty trucks by adding features, and repair services for replacement parts.
Competitive Strengths
We believe our platform is differentiated and benefits from several significant strengths that will continue to support our leading market position and future growth. We believe that the following factors have been instrumental in our success and will position us for continued growth:
Market Leader with a Differentiated “One-Stop Shop” Platform - Our platform offers our customers a true “one-stop shop” solution for their needs across the specialty equipment market, including rentals, new and used sales, production and customization, aftermarket parts and services, and financing and asset disposal, building upon the successful business model that has been a key source of differentiation for Custom Truck historically. Our flexibility to meet customers’ capital allocation preferences allow us to develop deeper relationships with our customers and our wide variety of equipment offered enables us to meet more of our customers’ needs than our competitors. Additionally, our national platform and scale provides us the ability to serve both regional and national customers wherever they operate.
Integrated Business Model with Large-Scale Production and Customization Capabilities - We are able to provide our customers with highly tailored solutions on an expedited basis, enabled by our extensive internal production and customization operations. These capabilities allow us to deepen our relationships with customers by offering them the ability to customize equipment to meet their specific job demands. Our large-scale production further offers benefits to customers by reducing lead times for equipment and provides the ability to change and adapt mid-production should the customer need to modify its order. Maintaining inventory and shorter lead times helps us to support our own rental operation and more quickly react to changing customer demands and preferences. We are also able to quickly adapt our processes and procedures to enter into new markets and product offerings, such as dump trucks, roll-offs, and vacuum trucks, which are products that have been added over the past several years. As one of the largest consumers of vocational chassis and attachments in the United States, we have a structural cost advantage on purchasing. Our production capabilities further lower costs, while providing flexibility to pursue the highest growth portions of the market.
Attractive Long-term End-Market Dynamics - We are a leader across a diverse set of end-markets, including electric utility T&D, telecom, rail, and infrastructure, among others, many of which have attractive long-term growth dynamics. This position was established by our expansive fleets, national sales and service network, longstanding customer relationships, and operational expertise. The favorable end-market dynamics may lead to increased spend on specialty equipment by our existing customers. These end-markets are in the early years of a secular upcycle that is expected to persist for years to come. We are well positioned to benefit from this projected growth and maintain the flexibility to pivot our production and focus to any end market that is experiencing greater demand due to our deep knowledge and expertise in the production of different types of equipment.
Young, Well-Maintained Rental Fleet Comprised of In-Demand Equipment - Our rental fleet consists of more than 9,000 units and is one of the youngest in the industry, with an average age of 3.8 years as of December 31, 2021. We maintain the majority of our fleet using our own trained technicians and locations to ensure consistent repairs, best-in-class service and maintenance, and delivery of fully functioning, ready-to-work equipment to our customers. We are highly responsive, adding high-quality equipment to our fleet on an ongoing basis to meet customer demands in a changing market landscape. We focus our production capabilities on the equipment that our customers need most in the end-markets with the most growth potential. Disciplined fleet maintenance and strict focus on meeting customer and end-market requirements have resulted in over 80% utilization on average of our rental fleets since the acquisition.

Geographical Diversity - We have a large geographic footprint that enables us to provide local service throughout North America. Our more than 40 locations are strategically located to provide access to key high-growth end markets and have sufficient geographic reach to provide a holistic solution to nationwide accounts. Our footprint is further expanded by over 100 third-party service locations. We maintain a 24/7 call center, as well as a large team of mobile technicians, ensuring that our customers can quickly access experienced technicians regardless of geography. Because our rental fleet is managed nationally, equipment can be deployed strategically across locations in periods of high regional demand. This allows us to maintain high utilization rates for our entire rental fleet while quickly responding to both equipment and service requests from customers. Our broad reach also represents a competitive advantage in serving customers with nationwide operations who may prefer the convenience of interacting with a limited number of equipment providers. Although we have an expansive national footprint already, we have identified additional attractive geographic markets for potential expansion.
Strong, Diverse Client Relationships and Industry Expertise - We serve more than 3,000 customers, with the top 15 customers representing approximately 19% of Revenue and no single customer representing greater than 3% of Revenue, in each case during the year ended December 31, 2021. Of our top 20 customers, 16 of them both rent and purchase equipment. We have very strong brand recognition among our industry-leading customers. Our ability to deliver an unmatched value proposition for our customers’ most complex and technical requirements, on a tight deadline, results in long-tenured relationships with premier customers across our different end-markets. We have significant tenure with our top customers, with key relationships spanning more than 15 years. Our strong knowledge of the equipment and product requirements in our customers’ end-markets allows us to work closely with our customers to determine their specialty equipment needs while our ability to offer the optionality to either rent or purchase equipment helps meet customers’ capital allocation preferences and increases customer penetration.
Attractive Unit Economics Driving High Returns - Our integrated, “one-stop shop” business model results in both lower costs and higher equipment resale values, driving exceptional unit economics. We believe that our ability to purchase equipment components separately and assemble in-house results in a cost advantage over buying fully completed units. Additionally, our direct-to-customer sales channels drive attractive net resale values that exceed those of our competitors who typically sell used equipment through auctions.
Growth Strategy
We offer a full suite of specialty equipment services and a broad portfolio of products, which provides us with numerous channels for future growth and opportunities to deepen customer relationships. We intend to maintain our leading position and expand our market share by continuing to pursue the following strategies:
Capitalize on Favorable Trends Across a Large Addressable Market - Because of the highly fragmented industry in which we operate, we have significant runway to increase our share of the market. We estimate the addressable market to be approximately $30 billion: $15.6 billion in new sales, $9 billion in aftermarket parts and service, and $5 billion in rental and used sales. The new sales addressable market has grown from an estimated $14.4 billion in 2016 to $15.6 billion in 2019. Our differentiated cost position, North American branch network, broad product offering, and flexible distribution model position us to achieve strong growth in the future. Additionally, several end markets we serve, including electric utility T&D, telecom, infrastructure, rail, and waste disposal, are expanding and spending on capital expenditures is increasing accordingly. Our production and customization capabilities will only serve to bolster our ability to meet the growing demand and changing landscapes in these end markets as we can nimbly adapt as necessary to capitalize on opportunities as they present themselves.
Invest in Rental Fleet to Meet Growing Demand - We see continued opportunity to invest in our rental fleet to serve customer demand. We will look to drive utilization improvements via enhanced selling efforts and investments in in-demand equipment as well as drive rental penetration via continued customer education. We believe that by investing in new products and adding to our rental fleet, we can continue to satisfy the growing specialty equipment needs of our customers across end-markets. We have the resources and capital structure necessary to capture incremental demand. Lastly, a large percentage of our rental fleet is currently focused on serving the electric utility T&D and telecom industries, but we believe there is significant opportunity to continue to grow our fleet of specialty equipment tailored to serve the growing rail and infrastructure end-markets as well.
Grow Equipment Sales Across both Current and New Customers, End Markets, and Product Offerings - We will be able to leverage our national and local sales approach to achieve growth in our existing customer base and across existing and newly entered product categories. We have identified several new product categories that we plan to expand into, where our experience and expertise in production, customization, and purchasing are expected to provide favorable returns. We will look to drive volume growth via continued equipment innovations and strategic selling initiatives. We are currently well positioned to capitalize on favorable trends across end markets, including grid updates and maintenance, build-out of renewable resources, 5G roll-out, and potential significant infrastructure spend.

Increase Penetration of Aftermarket Parts and Service - Each full-service location provides certified test and repair services and an expanded product offering of both insulated and non-insulated tools. Today, we leverage our service technicians, including those dedicated to field service, to support our existing rental fleet and select customer-owned equipment. We see an opportunity to grow the size of the internal service organization and external service provider network to increase our ability to service customer-owned equipment. Additionally, we launched our e-commerce platform in 2020 to begin to sell proprietary Load King™ equipment parts and other targeted specialty equipment parts.
Continue to Pursue Domestic Geographic Expansion - We operate more than 37 locations; however, broad sections of the United States and Canada are still outside of our primary operating area. In the past, we have expanded into new geographical markets through both strategic acquisitions and through internal growth. There is an opportunity for future expansion across the United States to support growth. Custom Truck has successfully opened five locations in geographic areas where there were no attractive acquisition targets, exemplifying the ability to expand our reach without the use of acquisitions. In addition to organic geographic expansion, we may opportunistically pursue acquisitions to expand our product and service offering and accelerate growth.
Sales and Marketing
Sales
We operate with a nationwide direct sales team to address the specialized needs of its customer base and cultivate strategic partnerships with key customers in the industry. The more than 100-member sales organization is led by members of the senior management team including Presidents and Regional Vice Presidents. The average years of experience in the industry of our sales personnel is more than 20 years. Our field sales organization and 24-hour support center have developed “first-call” relationships with several of our largest customers while providing significant expertise in the technical nature of the equipment and projects.
For key national or regional accounts, we employ a top to bottom sales approach with a focus on building partnerships at all levels within these key accounts and securing commitments to use us as a preferred supplier. Strategic Account Managers are responsible for establishing and managing these relationships along with direct involvement from senior leadership to create more contact and touch points between the key decision makers and CTOS.
We divide the remainder of its sales organization into regional go-to market teams for the TES, ERS, and APS segments consisting of Territory Managers supported by Inside Rental Representatives and Assistants. Territory Managers are responsible for developing new relationships and maintaining communication with key decision makers at customer organizations and working with employees at both the corporate office and on individual job sites to ensure customer satisfaction. After a rental opportunity is generated, Inside Rental Representatives and Assistants serve in a support role by working directly with customers to finalize orders, schedule delivery, coordinate payment and handle inbound requests. This direct communication helps expedite future orders on rental equipment availability and rate quotes.
Marketing
We utilize targeted advertising, tradeshows, focused email distributions, a comprehensive equipment catalog, and a company website for marketing our products and services. The rental catalog contains detailed technical information and diagrams for all our products, while the website offers easy access to equipment specifications and rental listings. We supplement these materials with ten to twelve major marketing publications annually. In addition to print and online publications, we participate in national and select regional trade shows, which represent important customer touch points for the sales team to both approach new customers and maintain strong relationships with existing customers.
Facilities
We are headquartered in Kansas City, Missouri where we house executive management, accounting, finance, information technology, human resources, marketing, and procurement professionals. We maintain a diverse geographic footprint in the U.S. and Canada, with 50 leased facilities and 6 owned facilities.
Intellectual Property
We do not own or license any patents, patent applications, or registered copyrights. We own a number of trademarks and domain names important to the business. Its material trademarks are registered or pending applications for registrations in the U.S. Patent and Trademark Office and various non-U.S. jurisdictions. The Company uses “Custom Truck One Source,” “Nesco” and “Truck Utilities” as unregistered trademarks and “Load King,” “Nesco Specialty Rentals,” “Nesco Rentals” and “Bethea” as registered trademarks. See further discussion regarding Nesco trademarks in Note 11: Goodwill and Intangible Assets. Additionally, pursuant to an agreement with Terex, we have a revocable, royalty-free, limited license to use certain Terex trademarks to promote the sale and servicing of

Terex products, subject to certain conditions of use. We believe we own or license, or could obtain on reasonable terms, any intellectual property rights needed to conduct its business.
Governmental Regulation
We are subject to various governmental, including environmental, laws and regulations. Regulations affecting our operations principally relate to the licensing, permitting and inspection requirements for vehicles in our rental fleet. Additionally, we are subject to environmental regulations governing the discharge of pollutants into the air or water, the management, storage and disposal of, or exposure to, hazardous substances and wastes, the responsibility to investigate and clean up contamination, and occupational health and safety. The Company is not aware of any material instances of non-compliance with respect to the foregoing regulations.
We are subject to federal, state, and local environmental laws and regulations with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. If leakage or a spill occurs, it is possible that the resulting costs of cleanup, investigation and remediation, as well as any resulting fines could adversely affect our business. The U.S. Congress and other federal and state legislative and regulatory authorities in the U.S. and internationally have considered, and will likely continue to consider, numerous measures related to climate change and greenhouse gas emissions. Should rules establishing limitations on greenhouse gas emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emissions become effective, demand for our services could be affected, our vehicle, and/or other, costs could increase, and our business could be adversely affected.
Human Capital
Our people are a critical component to our success. Our deep knowledge of, experience with, and responsiveness to the specialized needs of our customers sets us apart. To nurture our human capital, we create a safe, collaborative, and positive environment for our team members, and are a positive force in the communities in which we operate.
As of December 31, 2021, the Company had more than 1,800 employees. Approximately 3% of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.
We track recordable injuries and have an incident management system to investigate safety incidents and, after investigation, our safety team implements process and procedures to prevent recurrences and remediate known hazards.
During the COVID-19 pandemic, Custom Truck implemented a series of safety and health protocols, which included contact tracing, social distancing and paid time off to get vaccinations. For those employees where it was possible, we enable remote working. Additionally, we provided a special category of sick pay for employees that tested positive for COVID-19 so that employees did not have to use vacation or sick time while in quarantine protocols.
The Company provides training in technical, operational, and managerial skills, and places special emphasis on safety, effective communications, customer service, and employee development. Additionally, the Company offers employees 401K programs, with a Company matching component, training and free tele-medicine for all employees and certain members of their family, regardless of whether they are enrolled in our health insurance program. The Board of Directors receives regular updates from senior management on matters relating to the Company’s strategy for the recruitment, retention, and development of the Company’s employees.
Legal Proceedings and Insurance
From time to time, we are subject to various lawsuits, claims and legal proceedings, the vast majority of which arise out of the ordinary course of business. The nature of our business is such that disputes related to vehicles and accidents occasionally arise. We assess these matters on a case-by-case basis as they arise and it establishes reserves as and if required, based on its assessment of exposure. We have insurance policies to cover general liability, product, and workers’ compensation related claims. Management believes that none of the existing legal matters will have a material adverse effect on our business or financial condition.
Available information
This Annual Report on Form 10-K, as well as future quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (https://www.customtruck.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The contents of our website are not incorporated by reference in this Annual Report. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at www.sec.gov.

Item 1A.    Risk Factors
In addition to the other information contained in this Annual Report on Form 10-K, the risk factors discussed herein should be considered carefully in evaluating the Company. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
As a small portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2021, approximately 3% of the U.S. hourly workers of the Company were represented by a labor union and were covered by a collective bargaining agreement. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies.
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
A number of key personnel are critical to the success of our business.

Our success is dependent on our ability to attract and retain highly skilled personnel. Competition within our industry and the business world for high-performing management talent is substantial. We have senior executives and other management level employees with extensive industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business. Additionally, due to our legacy as a combination of several family operated businesses, a number of our key employees have family relationships within our organization and our inability to retain those individuals could have a negative impact on our business. Competition for experienced managers and skilled technicians in our industry can be intense. If we fail to retain and recruit the necessary personnel, our business and our ability to retain customers and provide acceptable levels of customer service could suffer.
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
The cost of new equipment from manufacturers that we purchase for use in our rental fleet may increase as a result of factors beyond our control, such as inflation, higher interest rates and increased raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use. Such increases could materially impact our financial condition or results of operations in future periods if we are not able to pass such cost increases through to our customers in the form of higher prices. In addition, based on changing demands of our customers, the types of equipment we rent to our customers may become obsolete resulting in a negative impact on our financial condition based on the increased capital expenditures required to replace the obsolete equipment, and our potential inability to sell the obsolete equipment in the used equipment market. In addition, we may incur losses upon dispositions of our rental fleet due to residual value risk.
If the average age of our fleet of rental equipment were to increase, the cost of maintaining our equipment, if not replaced within a certain period of time, will likely increase. If our operating costs increase as our rental equipment fleet ages and we are unable to pass along such costs, our earnings will decrease. As of December 31, 2021, the average age of our rental equipment fleet was less than five years. The costs of maintenance may materially increase in the future. Any significant increase in such costs could have a material adverse effect on our business, financial condition or results of operations.
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
The COVID-19 pandemic continues to negatively impact the supply chains of the commercial vehicle manufacturers and dealers on which we depend. The unprecedented nature of the COVID-19 pandemic continues to make it difficult to predict our future business and financial performance. The ensuing economic impacts from restrictions put in place around the globe to address the COVID-19 pandemic, including shutdowns and workplace changes, have led to issues, broadly, in the global flow of goods and services (the “supply chain”). The Company continues to monitor the impact of the COVID-19 pandemic and related restrictions on our supply chain, including, but not limited to, the commercial vehicle manufacturers that provide the chassis used in our production and manufacturing processes. Supply chain disruptions, such as the ongoing semiconductor shortage, could potentially limit the ability of these manufacturers to meet demand in future periods. Disruptions in the supply chains of these manufacturers and dealers, such as pandemic-related plant and production shutdowns, semiconductor chip shortages, labor and equipment shortages, and transportation delays could significantly impact our ability to meet customer demand and generate revenue, which could have a material adverse effect on our financial condition and results of operations.
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
Platinum owns the majority of our fully diluted shares and, therefore, has the power to control our affairs and policies. Platinum also controls, to a large degree, the election of directors, the appointment of management, the entry into mergers, sales of substantially all of our assets, and other extraordinary transactions. The directors so elected have authority, subject to the terms of our indebtedness, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of Platinum could conflict with your interests. For example, Platinum is in the business of making investments in companies and, from time to time in the future, may acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Platinum may also pursue acquisition opportunities that may be complementary to our business and, as a result, these acquisition opportunities may not be available to us.
We have, and may incur, significant indebtedness and may be unable to service our debt. This indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital and prevent us from growing our business.
We have a significant amount of indebtedness and may incur additional indebtedness in the future, including in connection with our growth capital expenditure plan. As of December 31, 2021, our total indebtedness was $1,356.7 million, consisting of $920.0 million in aggregate principal amount of the 2029 Secured Notes, $394.9 million of borrowings under our Asset Based Lending (“ABL”) Facility and capital lease and other debt obligations of $41.8 million (excluding approximately $238.0 million of indebtedness under our floorplan financing agreements). Although the Indenture and the ABL Credit Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant exceptions and qualifications, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Moreover, the Indenture does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the Indenture (such as operating leases), nor does it impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” under such Indenture. Similarly, the ABL Credit Agreement does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the agreement (such as operating leases).
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
Borrowings under our ABL Facility are at variable rates of interest and will expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2021, we have variable rate debt, consisting of $394.9 million outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.5 million per year. This amount does not reflect the impact of the interest rate collar currently in place. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
The phase-out of LIBOR, and uncertainty as to its replacement, may adversely affect our business.
On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR after 2021 after which time it can no longer guarantee its availability. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or on any other basis, after such dates. Although alternative reference rates have been proposed, it is unknown at this point which of these alternative reference rates will attain market acceptance as replacements for LIBOR.
Certain of our agreements, including derivative agreements, also make reference to LIBOR. To prepare for the phase out of LIBOR, we may need to renegotiate these agreements and may not be able to do so on terms that are favorable to us. It is also currently unknown what impact any contract modification will have on our financial statements. Further, the financial markets may be disrupted as a result of the phase out of LIBOR if banks fail to execute a smooth transition to an alternate rate.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our headquarters are in Kansas City, Missouri where we house executive management, accounting, finance, information technology, human resources, marketing and procurement professionals. Kansas City, Missouri is also home to our mega-center which performs the majority of our production and manufacturing. We maintain a diverse geographic footprint in the U.S. and Canada, with more than 37 equipment rental and service locations. These facilities are typically service centers for the maintenance and support of our equipment, and depending on the location, may include separate areas for displaying and storage of equipment and parts. Our one-stop shop approach focuses on providing the products and services offered by each of our segments at each of our locations.

Location	Type
7701 Independence Avenue, Kansas City, MO	Owned
6714 Inverness Way, Fort Wayne, IN	Leased
9230 51 St SE Calgary, AB Canada	Leased
4045 Hwy 5 Cabot, AR United States	Leased
2665 South Rockwood Cabot, AR United States	Leased
655 E 20Th St Yuma, AZ United States	Leased
4500 State Rd Bakersfield, CA United States	Leased
1032 Black Gold Rd Bakersfield, CA United States	Leased
14670 Randall Ave Fontana, CA United States	Leased
10808 Weaver Ave South El Monte, CA United States	Leased

5455 E 52Nd Ave Commerce City, CO United States	Leased
705 W 62Nd Ave Denver, CO United States	Leased
4729 Capital Cir Nw Tallahassee, FL United States	Leased
4755D1 Capital Cir Nw Tallahassee, FL United States	Leased
9879 Us Hwy 301 N Tampa, FL United States	Leased
7906 Baseline Ct Tampa, FL United States	Leased
8949 Maislin Rd Tampa, FL United States	Leased
9725 Industrial Dr Bridgeview, IL United States	Leased
3112 E State Rd 124 Bluffton, IN United States	Leased
7413 Sr 930 E Fort Wayne/New Haven, IN United States	Leased
5323 Kansas Ave Kansas City, KS United States	Leased
9230 Cedar Knoll Dr Grass Lake, MI United States	Leased
2370 English St Maplewood, MN United States	Leased
2384 English St Maplewood, MN United States	Leased
2109 Manchester Trafficway Kansas City, MO United States	Leased
7000 Winner Rd Kansas City, MO United States	Leased
7401 E 24 Hwy Kansas City, MO United States	Leased
2770 5Th Ave S Fargo, ND United States	Leased
6 Sutton Cir Hooksett, NH United States	Leased
Unit 2 Sutton Cir Condominium Hooksett, NH United States	Leased
1400 Union Lndg Rd Cinnaminson, NJ United States	Leased
1850 Union Lndg Rd Cinnaminson, NJ United States	Leased
1920 Rowland Cinnaminson, NJ United States	Leased
6708 Townline Rd Syracuse, NY United States	Leased
3522 Middlebranch Rd NE Canton, OH United States	Leased
3205 Davinion Rd El Reno, OK United States	Leased
300 Johnson St Wilkes Barre, PA United States	Leased
370 Johnson St Wilkes Barre, PA United States	Leased
1400 E Hwy 67 Alvarado, TX United States	Leased
7200 Jack Newell Blvd S Fort Worth, TX United States	Leased
7525 Pebble Dr Bldg 24 Fort Worth, TX United States	Leased
18725 Mckay Blvd Humble, TX United States	Leased
12519 W I-20 Odessa, TX United States	Leased
9775 E Lynchburg Salem Tpke Forest, VA United States	Leased
622 Huntington Blvd NE Roanoke, VA United States	Leased
26109 & 26119 United Rd NE Kingston, WA United States	Leased
5734 Minder Rd Ste A-1 Poulsbo, WA United States	Leased
11139 W Becher St West Allis, WI United States	Leased
2900 Rissler Rd Sedalia, MO United States	Owned
4334 Snapfinger Woods Dr Atlanta, GA United States	Owned
1700 Leider Dr Union Grove , WI United States	Owned
12660 E Lycshburg Salem Turnpike Lynchburgh, VA United States	Owned
702 East Rose St Elk Point, SD United States	Owned

Total square footage under lease is approximately 1,241,550 with expiration dates through 2039. We believe that all of our properties are in good operating condition and are suitable to adequately meet our current needs.

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

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Custom Truck One Source, Inc.’s common stock and warrants trade on the New York Stock Exchange under the symbol “CTOS” and “CTOS.WS,” respectively. As of March 10, 2022, there were approximately 103 holders of record of our common stock and 14 holders of record of warrants.
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
Equity Compensation Plans
For information regarding equity compensation plans see Item 11, Executive Compensation, of this Annual Report on Form 10-K and Note 13: Equity to the consolidated financial statements included in this Annual Report.
Dividend Policy
We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our shares of common stock in the foreseeable future. It is presently intended that we will retain our earnings for use in business operations and, accordingly, it is not anticipated that our board of directors will declare dividends in the foreseeable future. In addition, the terms of our ABL and the Indenture include restrictions on our ability to issue dividends.
Issuer Purchases of Equity Securities
We purchased and held in treasury 1,640 shares for tax withholding purposes related to our equity compensation plans during the fourth quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2021 to October 31, 2021	407	$8.54
November 1, 2021 to November 30, 2021	—	—
December 1, 2021 to December 31, 2021	1,233	7.42
	1,640	$7.70
a.All shares purchased were withheld to satisfy tax withholding obligations upon the vesting of restricted stock unit awards or exercise of stock options. These shares were not acquired pursuant to any repurchase plan or program.
b.We have no share repurchase plan or programs.

Item 6.    [Reserved]

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
On the Closing Date, in connection with (i) the Rollovers, the Company issued, in the aggregate, 20,100,000 shares of Common Stock to the parties to the Rollover Agreements, (ii) the Subscription, the Company issued 148,600,000 shares of Common Stock to Platinum, and (iii) the Supplemental Equity Financing, the Company issued, in the aggregate, 28,000,000 shares of Common Stock to the PIPE Investors. Following the completion of these transactions, as of April 1, 2021, the Company had 245,919,383 shares of Common Stock issued and outstanding. The trading price of the Common Stock was $9.35 per share on the Closing Date. The purchase price for the Acquisition was $1.5 billion.
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
Presentation of Financial Condition and Results of Operations
Custom Truck LP became a wholly owned subsidiary of the Company on April 1, 2021. The Company's consolidated financial statements prepared under United States generally accepted accounting principles (“GAAP”) include Custom Truck LP as of December 31, 2021 and for the period from April 1, 2021 to December 31, 2021. Accordingly, information presented for the year ended December 31, 2021 represents the financial results of Nesco Holdings and its subsidiaries for that entire period and the financial results of Custom Truck LP and its subsidiaries only from April 1, 2021 to December 31, 2021. Financial information for the year ended December 31, 2021 is not comparable to the year ended December 31, 2020 because of the Acquisition. We have provided an analysis of the year ended December 31, 2021 compared to the year ended December 31, 2020, which financial results are those of Nesco Holdings and its subsidiaries prior to the Acquisition and does not include Custom Truck LP. Additionally, we have included information on a "pro forma" basis as further described below, which we believe provides for more meaningful year-over-year comparability. The discussion of results of operations in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is presented on a historical basis, as of or for the year ended December 31, 2021, and the year ended December 31, 2020.For a discussion and analysis of the year ended December 31, 2020 compared to the same period in 2019, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K dated March 9, 2021.

Pro Forma Financial Information
The unaudited pro forma combined financial information presented in the section entitled “Supplemental Pro Forma Information,” give effect to the Acquisition, as if the Acquisition had occurred on January 1, 2020, and is presented to facilitate comparisons with our results following the Acquisition. This information has been prepared in accordance with Securities and Exchange Commission Article 11 of Regulation S-X. Such unaudited pro forma combined financial information also uses the fair value of assets and liabilities and the estimated fair value of tax assets and liabilities on the Closing Date, and makes the following assumptions: (1) removes acquisition-related costs and charges that were recognized in the Company's consolidated financial statements in the year ended December 31, 2021 and applies these costs and charges to the year ended December 31, 2020, as if the Acquisition and Related Financing Transactions had occurred on January 1, 2020; (2) removes the loss on the extinguishment of debt that was recognized in the Company's consolidated financial statements in the year ended December 31, 2021 and applies the charge to the year ended December 31, 2020, as if the debt extinguishment giving rise to the loss had occurred on January 1, 2020; (3) adjusts for the impacts of purchase accounting in the years ended December 31, 2021 and 2020; (4) adjusts interest expense, including amortization of debt issuance costs, to reflect borrowings on the ABL Facility and issuance of the 2029 Secured Notes, as if the funds had been borrowed and notes had been issued on January 1, 2020 and used to repay pre-acquisition debt; and (5) adjusts for the income tax effect using a tax rate of 25%.
Financial and Performance Measures
Financial Measures
Revenue — As a full-service equipment provider, we generate revenue through renting, selling, assembling, upfitting, and servicing new and used heavy-duty trucks and cranes, as well as the sale of related parts. We also sell and rent specialized tools on an individual basis and in kits. Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. For periods after January 1, 2021, the Company records changes in estimated collectability directly against rental revenue. Equipment sales revenue reflects the value of vocational trucks and other equipment sold to customers. Parts and service revenue is derived from maintenance and repair services, light upfit services, and parts, tools and accessories sold directly to customers.
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
Selling, general and administrative expenses — Selling, general and administrative expenses include sales compensation, fleet licensing fees and corporate expenses, including salaries, stock-based compensation expense, insurance, advertising costs, professional services, fees earned on customer arranged financing, gains or losses resulting from insurance settlements, and information technology costs.
Amortization and non-rental depreciation — Amortization expense relates to intangible assets such as customer lists, trade names, etc. Non-rental depreciation expense reflects the depreciation of property and equipment that is not part of the rental fleet.
Transaction expenses — Transaction expenses and other include expenses directly related to the acquisition of businesses. These expenses generally are comprised of travel and out-of-pocket expenses and legal, accounting and valuation or appraisal fees incurred in connection with pre- and post-closure activities. We also include costs and expenses associated with post-acquisition integration activities related to the acquired businesses.
Financing and other expense (income) — Financing and other expense (income) reflects the financing income associated with sales-type lease activity, foreign currency gains and losses related to our Canadian operations, as well as other miscellaneous gains or losses from non-operating activities. Also included in financing and other expense (income) are the unrealized remeasurement gains and losses related to our interest rate collar and redeemable warrants.
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
Performance Measures
We consider the following key operational measures when evaluating our performance and making day-to-day operating decisions:
Ending OEC — Original equipment cost (“OEC”) is the original equipment cost of units at a given point in time.
Average OEC on rent — Average OEC on rent is calculated as the weighted-average OEC on rent during the stated period. OEC represents the original equipment cost, exclusive of the effect of adjustments to rental equipment fleet acquired in business combinations, and is the basis for calculating certain of the measures set forth below. This adjusted measure of OEC is used by our creditors pursuant to our credit agreements, wherein this is a component of the basis for determining compliance with our financial loan covenants. Additionally, the pricing of our rental contracts and equipment sales prices for our equipment is based upon OEC, and we measure a rate of return from our rentals and sales using OEC. OEC is a widely used industry metric to compare fleet dollar value independent of depreciation.
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

Sales order backlog — Sales order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Sales order backlog should not be considered an accurate measure of future net sales.
Operating Segments
Following the Acquisition, we modified our management structure and expanded from two reportable operating segments to three: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services. Segment information provided within this Annual Report on Form 10-K has been adjusted for all prior periods consistent with the current reportable segment presentation.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of December 31, 2021, this equipment (the “rental fleet”) is comprised of more than 9,000 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
Truck and Equipment Sales (“TES”) Segment — We offer a broad variety of new equipment for sale to be used across our end-markets, which can be modified to meet our customers’ specific needs. We believe that our integrated production capabilities and extensive knowledge gained over a long history of selling equipment have established us as a trusted partner for customers seeking tailored solutions with short lead times. In support of these activities, we primarily employ a direct-to-customer sales model, leveraging our dedicated salesforce of industry and product managers, who are focused on driving national and local sales. We also opportunistically engage in the sale of used equipment purchased from third parties or received via trade-ins from new equipment sales customers. In all of these cases, we will sell used equipment directly to customers, rather than relying on auctions. Activities in our TES segment consist of the production and sale of new and used specialty equipment and vocational trucks, which includes equipment from leading original equipment manufacturers (“OEMs”) across our end-markets, as well as our Load KingTM brand.
Aftermarket Parts and Services (“APS”) Segment — The APS segment includes the sale of specialized aftermarket parts, including captive parts related to our Load KingTM brand, used in the maintenance and repair of the equipment we sell and rent. Specialized tools, including stringing blocks, insulated hot stick, and rigging equipment, are sold or rented to customers on an individual basis or in packaged specialty kits. We also provide truck and equipment maintenance and repair services, which are executed throughout nationwide branch network and fleet of mobile technicians supported by our 24/7 call center based in Kansas City, Missouri.
Non-GAAP Financial Measures
In this MD&A and in the Supplemental Pro Forma Information, we report certain financial measures that are not required by, or presented in accordance with, GAAP. We utilize these financial measures to manage our business on a day-to-day basis, and some of these measures are commonly used in our industry to evaluate performance. We believe these non-GAAP measures provide investors with expanded insight to assess performance, in addition to the standard GAAP-based financial measures. Reconciliation of the most directly comparable GAAP measure to each non-GAAP measure that we refer to is included in this Annual Report on Form 10-K. The following provides a description of the non-GAAP financial measures.
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
Pro Forma Adjusted EBITDA
We present Pro Forma Adjusted EBITDA as if the Acquisition had occurred on January 1, 2020. Refer to the reconciliation of pro forma combined net income (loss) to Pro Forma Adjusted EBITDA for the three and twelve-month periods ended December 31, 2021 and 2020 in the section entitled “Supplemental Pro Forma Information.”

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
Uncertainty remains regarding emerging variant strains of COVID-19, and regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic. The Company serves critical infrastructure sectors that have been identified by the United States Cybersecurity and Infrastructure Security Agency (“CISA”) as vital to the U.S., and the Company has continued to meet the needs of customers during the pandemic. We continue to adhere to protocols designed to maintain the health and safety of our employees and their families, as well as our customers, vendors and communities. These protocols have allowed the Company to keep all business and service locations operational throughout the pandemic with little to no disruption. The unprecedented nature of the COVID-19 pandemic continues to make it difficult to predict our future business and financial performance. The ensuing economic impacts from restrictions put in place around the globe to address the COVID-19 pandemic, including shutdowns and workplace changes, have led to issues, broadly, in the global flow of goods and services (the “supply chain”). The Company continues to monitor the impact of the COVID-19 pandemic and related restrictions on our supply chain, including, but not limited to, the commercial vehicle manufacturers that provide the chassis used in our production and manufacturing processes. Supply chain disruptions, such as the ongoing semiconductor shortage, could potentially limit the ability of these manufacturers to meet demand in future periods.

Results of Operations
Year ended December 31, 2021 compared to year ended December 31, 2020
The consolidated operating results presented below for the year ended December 31, 2021 include the results of Custom Truck LP from April 1, 2021 to December 31, 2021. The consolidated operating results for the year ended December 31, 2020 represent those of Nesco Holdings before the acquisition of Custom Truck LP and, therefore, are not comparable.
Consolidated Results of Operations

	Year Ended December 31,
(in $000s)	2021	2020
Rental revenue	$370,067	$195,490
Equipment sales	695,334	56,632
Parts sales and services	101,753	50,617
Total revenue	1,167,154	302,739
Cost of revenue, excluding rental equipment depreciation	800,031	147,764
Depreciation of rental equipment	157,110	78,532
Gross profit	210,013	76,443
Operating expenses	251,980	59,195
Operating income (loss)	(41,967)	17,248
Other expense	135,109	68,599
Income (loss) before income taxes	(177,076)	(51,351)
Income tax expense (benefit)	4,425	(30,074)
Net income (loss)	$(181,501)	$(21,277)
Total Revenue - The increase in revenue for the year ended December 31, 2021, both in total and for each of our individual revenue streams, was driven by the addition of Custom Truck LP’s revenues to our operating results. The Acquisition significantly increased the size of our rental fleet and added a new equipment production and sales line of business (which we report under our TES segment) and a parts sales and heavy equipment service business.
Cost of Revenue, Excluding Depreciation - Consistent with the increase in revenue versus the prior year period, the increase in cost of revenue was driven by the addition of Custom Truck LP’s cost of revenue, to our operating results.
Operating Expenses - The primary drivers of the increase in operating expenses for the year ended December 31, 2021 are the addition of Custom Truck, LP’s operating expenses to our operating results, as well as certain transaction and post-acquisition integration costs related to the Acquisition. Certain expenses directly related to the Acquisition and Related Financing Transactions are not expected to recur in future periods.
Other Expense - The increase in other expense for the year ended December 31, 2021 was largely driven by the $61.7 million loss on extinguishment of debt recognized during the period, which was directly related to the refinancing of Nesco’s asset-based revolving credit facility (the “2019 Credit Facility”) and its 10% Senior Secured Second Lien Notes due 2024 (the “2024 Secured Notes”) in connection with the Acquisition.
Income Tax Expense (Benefit) - The Company's effective tax rate for the year ended December 31, 2021 of negative 2.5%, differs from the U.S. federal statutory tax rate due primarily to the recording of valuation allowances against deferred tax assets. The Income tax expense and benefit in the years ended December 31, 2021 and 2020 primarily relates to changes in the valuation allowance and was an expense of $4.4 million and a benefit of $30.1 million, respectively.
Net Income (Loss) - The net income (loss) for the year ended December 31, 2021 is due to the addition of Custom Truck LP and the significant expenses incurred and recognized directly related to the Acquisition and Related Financing Transactions.
Key Performance Measures
We believe that our operating model, together with our highly variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We are able to generate cash flow through our earnings. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue. We principally evaluate financial performance based on the following measurements: ending OEC, average OEC on rent, fleet utilization, OEC on rent yield, and sales backlog. The table below presents these key measures.

	Year Ended December 31,
(in $000s)	2021	2020	Change	% Change
Ending OEC(a)	$1,363,451	$644,891	$718,560	111.4%
Average OEC on rent(b)	$960,203	$482,016	$478,187	99.2%
Fleet utilization(c)	81.2%	75.3%	5.9%	7.8%
OEC on rent yield(d)	38.0%	38.1%	(0.1)%	(0.3)%
Sales order backlog(e)	$411,636	$—	$411,636
(a)    Original equipment cost (“OEC”) on rent is the original equipment cost of units rented to customers at a given point in time.
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
(e)    Sales order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Sales order backlog should not be considered an accurate measure of future net sales.
Ending OEC - The increase in Ending OEC for the year ended December 31, 2021 compared to the same period in 2020 was driven by the addition of Custom Truck LP’s rental fleet.
Average OEC on Rent - The increase in Average OEC on rent for the year ended December 31, 2021 compared to the same period in 2020 was driven by the addition of Custom Truck LP’s rental fleet.
Fleet Utilization - Fleet utilization improved for the year ended December 31, 2021 compared to the same period in 2020 due to continued customer demand during the current year period, coupled with the impact of the COVID-19 pandemic that affected rental volume in 2020.
OEC on Rent Yield - The increase in ORY was driven by the addition of the Custom Truck LP rental fleet and its impact on the mix of equipment types on rent. Also contributing to the increase in ORY in the year ended December 31, 2021 versus the year ended December 31, 2020 is the impact of pricing increases during 2021.
Sales Order Backlog - Sales order backlog consists of customer orders placed for customized and stock equipment. The increase in sales order backlog relates to the addition of Custom Truck LP’s new equipment sales business along with strong customer demand.
Adjusted EBITDA
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2021 and 2020. As previously noted, Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income/loss, earnings/loss per share or any other comparable operating measure prescribed by GAAP.

	Year Ended December 31,
(in $000s)	2021	2020	$ Change	% Change
Net income (loss)	$(181,501)	(21,277)	$(160,224)	(753.0)%
Interest expense	67,610	63,200	4,410	7.0%
Income tax expense (benefit)	4,425	(30,074)	34,499	(114.7)%
Depreciation and amortization	209,073	84,889	124,184	146.3%
EBITDA	99,607	96,738	2,869	3.0%
Adjustments:
Non-cash purchase accounting impact (1)	33,954	2,510	31,444	1,252.7%
Transaction and integration costs (2)	51,993	11,660	40,333	345.9%
Loss on extinguishment of debt (3)	61,695	—	61,695
Sales-type lease adjustment (4)	7,030	—	7,030
Share-based payments (5)	17,313	2,357	14,956	634.5%
Change in fair value of derivative and warrants (6)	6,192	5,303	889	16.8%
Adjusted EBITDA	$277,784	118,568	$159,216	134.3%
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our ABL Credit Agreement.
(2) Represents transaction costs related to acquisitions of businesses, including the Acquisition, which are recognized within operating expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are expenses associated with the integration of acquired businesses.
(3)     Loss on extinguishment of debt represents special charges, which are not expected to recur. Such charges are adjustments pursuant to our ABL Credit Agreement.
(4) Represents the impact of sales-type lease accounting for certain leases containing RPOs, as the application of sales-type lease accounting is not deemed to be representative of the ongoing cash flows of the underlying rental contracts. The adjustments are made pursuant to our ABL Credit Agreement.
(5) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(6) Represents the charge to earnings for our interest rate collar and the change in fair value of the liability for warrants.
Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Year Ended December 31,
(in $000s)	2021	2020
Rental revenue	$354,557	$179,933
Equipment sales	105,435	31,533
Total revenue	459,992	211,466
Cost of rental revenue	94,644	56,140
Cost of equipment sales	90,420	25,615
Depreciation of rental equipment	151,954	74,376
Total cost of revenue	337,018	156,131
Gross profit	$122,974	$55,335
Total Revenue - For the year ended December 31, 2021, the increase in total revenue for the ERS segment was driven by the Acquisition. The increase in rental revenue for the year ended December 31, 2021 was driven by continued demand related to infrastructure investments in T&D and Telecom and the Acquisition.
Cost of Revenue - The increase in cost of revenue for the year ended December 31, 2021 was largely the result of the Acquisition.
Depreciation - Depreciation of our rental fleet increased in the year ended December 31, 2021 due to the Acquisition.
Gross Profit - The increase in gross profit for the year ended December 31, 2021 is due to the increase in rental revenue for the period, and improved margins on sales of used rental equipment. The improvement in margins on sales of used rental equipment was a function of the age and condition of the unit sold, and a lower mix of units subject to a rental purchase option.

Truck and Equipment Sales (TES) Segment

	Year Ended December 31,
(in $000s)	2021	2020
Equipment sales	$589,899	$25,099
Cost of equipment sales	528,024	21,792
Gross profit	$61,875	$3,307
Equipment Sales - Equipment sales increased for the year ended December 31, 2021 due to the Acquisition. We continue to see strong customer demand for our products, as evidenced by the growth in our sales order backlog versus the end of the third quarter of 2021.
Cost of Equipment Sales - Cost of equipment sales increased in line with the increase in equipment sales revenue for the year ended December 31, 2021. Included in the cost of equipment sales is the amortization of the purchase accounting inventory step-up of $15.2 million for the year ended December 31, 2021.
Gross Profit - The increase in gross profit for the year ended December 31, 2021 is primarily a function of the increase in equipment sales revenue.
Aftermarket Parts and Services (APS) Segment

	Year Ended December 31,
(in $000s)	2021	2020
Rental revenue	$15,510	$15,557
Parts and services revenue	101,753	50,617
Total revenue	117,263	66,174
Cost of revenue	86,943	44,217
Depreciation of rental equipment	5,156	4,156
Total cost of revenue	92,099	48,373
Gross profit	$25,164	$17,801
Total Revenue - The increase in revenue for the year ended December 31, 2021 was driven by the acquisition of Custom Truck L.P.
Cost of Revenue - Compared to the prior year, cost of revenue increased due to the Acquisition.
Gross Profit - Total segment gross profit was impacted by increased revenue in the period.

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
Summary Pro Forma Financial Information and Operational Data

	Year Ended December 31,
(in $000s)	2021	2020
Revenue	$1,483,625	$1,356,481
Gross profit	$278,418	$239,201
Net income (loss)	$(90,521)	$(96,415)
Adjusted EBITDA	$323,118	$295,067
Fleet and Operational Metrics:
Ending OEC	$1,363,451	$1,342,497
Average OEC on rent	$1,097,200	$1,020,004
Fleet utilization	81.2%	75.3%
OEC on rent yield	38.0%	38.1%
Sales order backlog	$411,636	$152,917
Pro Forma Financial Statements
The following pro forma information has been prepared in accordance with Article 11 of Regulation S-X, "Pro Forma Financial Information," as amended by the Securities and Exchange Commission's Final Rule Release No. 33-10786, "Amendments to Financial Disclosures About Acquired and Disposed Businesses," as adopted on May 21, 2020 ("Article 11"). The amended Article 11 became effective on January 1, 2021. The pro forma combined statements of operations for the years ended December 31, 2021 and 2020 combine the Consolidated Statements of Operations and Comprehensive Income (Loss) of Nesco Holdings and Custom Truck LP, giving effect to the following items as if they had occurred on January 1, 2020:
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
The adjustments presented in the following pro forma financial information have been identified and presented to provide relevant information necessary for a comprehensive understanding of the combined company following the transactions and events described above. The pro forma financial information set forth below is based upon available information and assumptions that we believe are reasonable and is for illustrative purposes only. The financial results may have been different if the transactions described above had been completed sooner. You should not rely on the pro forma financial information as being indicative of the historical results that would have been achieved if these transactions and events had been completed as of January 1, 2020. The pro forma combined financial information below should be read in conjunction with the consolidated financial statements and related notes of the Company included elsewhere in this Annual Report on Form 10-K. All pro forma adjustments and their underlying assumptions are described more fully below.
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
The following pro forma combined financial information and associated notes are based on the historical financial statements of Nesco Holdings and Custom Truck LP prior to the Acquisition. The pro forma combined statements of operations for periods indicated below are based on, derived from, and should be read in conjunction with, the Company’s historical financial statements.

Pro Forma Combined Statements of Operations — Year Ended December 31, 2021

(in $000s)	Custom Truck One Source, Inc.	Custom Truck LP (Three Months Ended March 31, 2021)	Pro Forma Adjustments[a]		Pro Forma Combined
Rental revenue	$370,067	$51,973	$—		$422,040
Equipment sales	695,334	245,955	—		941,289
Parts sales and services	101,753	18,543	—		120,296
Total revenue	1,167,154	316,471	—		1,483,625
Cost of revenue	800,031	240,678	(19,186)	b	1,021,523
Depreciation of rental equipment	157,110	22,757	3,817	c	183,684
Total cost of revenue	957,141	263,435	(15,369)		1,205,207
Gross profit	210,013	53,036	15,369		278,418
Selling, general and administrative	155,783	34,428	—		190,211
Amortization	40,754	1,990	3,589	d	46,333
Non-rental depreciation	3,613	1,151	(213)	d	4,551
Transaction expenses and other	51,830	5,254	(40,277)	e	16,807
Total operating expenses	251,980	42,823	(36,901)		257,902
Operating income (loss)	(41,967)	10,213	52,270		20,516
Loss on extinguishment of debt	61,695	—	(61,695)	f	—
Interest expense, net	72,843	9,992	(3,919)	g	78,916
Finance and other expense (income)	571	(2,346)	—		(1,775)
Total other expense	135,109	7,646	(65,614)		77,141
Income (loss) before taxes	(177,076)	2,567	117,884		(56,625)
Taxes	4,425	—	29,471	h	33,896
Net income (loss)	$(181,501)	$2,567	$88,413		$(90,521)
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
b.Represents the elimination from cost of revenue of the run-off of the estimated step-up in fair value of inventory acquired that was recognized in the Company’s consolidated financial statements for the year ended December 31, 2021. The impact of the step-up is reflected as an adjustment to the comparable prior period ended December 31, 2020, as if the Acquisition had occurred on January 1, 2020. Includes the reduction to depreciation expense for the difference between historical depreciation and depreciation of the fair value of the property and equipment acquired from the Acquisition.
c.Represents the adjustment for depreciation of rental fleet relating to the estimated mark-up to fair value from purchase accounting as a result of the Acquisition.
d.Represents the differential in other amortization and depreciation related to the estimated fair value of the identified intangible assets from purchase accounting as a result of the Acquisition.
e.Represents the elimination of transaction expenses recognized in the Company’s consolidated financial statements for the year ended December 31, 2021. The expenses were directly attributable to the Acquisition and are reflected as adjustments to the comparable prior period (e.g. December 31, 2020) as if the Acquisition had occurred on January 1, 2020.
f.Represents the elimination of the loss on extinguishment of debt recognized in the Company’s consolidated financial statements for the year ended December 31, 2021 as though the repayment of the 2019 Credit Facility and the 2024 Secured Notes had occurred on January 1, 2020.
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

Pro Forma Combined Statements of Operations — Year Ended December 31, 2020

(in $000s)	Nesco Holdings	Custom Truck LP	Pro Forma Adjustments[a]		Pro Forma Combined
Rental revenue	$195,490	$215,008	$—		$410,498
Equipment sales	56,632	764,302	—		820,934
Parts sales and services	50,617	74,432	—		125,049
Total revenue	302,739	1,053,742	—		1,356,481
Cost of revenue	147,764	769,913	14,775	b	932,452
Depreciation of rental equipment	78,532	97,653	8,643	c	184,828
Total cost of revenue	226,296	867,566	23,418		1,117,280
Gross profit	76,443	186,176	(23,418)		239,201
Selling, general and administrative	46,409	119,814	—		166,223
Amortization	3,153	8,381	13,936	d	25,470
Non-rental depreciation	95	4,722	(972)	d	3,845
Transaction expenses and other	9,538	—	40,277	e	49,815
Total operating expenses	59,195	132,917	53,241		245,353
Operating income (loss)	17,248	53,259	(76,659)		(6,152)
Loss on extinguishment of debt	—	2,261	61,695	f	63,956
Interest expense, net	63,200	54,244	(26,232)	g	91,212
Finance and other expense (income)	5,399	(12,199)	—		(6,800)
Total other expense	68,599	44,306	35,463		148,368
Income (loss) before taxes	(51,351)	8,953	(112,122)		(154,520)
Taxes	(30,074)	—	(28,031)	h	(58,105)
Net income (loss)	$(21,277)	$8,953	$(84,091)		$(96,415)
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
b.Represents adjustments to cost of revenue for (i) the run-off of the estimated step-up in fair value of inventory acquired and (ii) a reduction to depreciation expense for the difference between historical depreciation and depreciation of the fair value of the property and equipment acquired from the Acquisition.
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

Reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA
The following table provides a reconciliation of pro forma net income (loss) to pro forma Adjusted EBITDA:

	Year Ended December 31,
(in $000s)	2021	2020
Net income (loss)	$(90,521)	$(96,415)
Interest expense	71,204	75,086
Income tax expense (benefit)	33,896	(58,105)
Depreciation and amortization	243,570	222,878
EBITDA	258,149	143,444
Adjustments:
Non-cash purchase accounting impact(a)	15,755	21,682
Transaction and integration costs(b)	16,967	53,037
Loss on extinguishment of debt(c)	—	63,956
Sales-type lease adjustment(d)	8,185	3,210
Share-based payments(e)	17,870	4,435
Change in fair value of derivative and warrants(f)	6,192	5,303
Adjusted EBITDA	$323,118	$295,067
a.Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our credit agreement.
b.Represents transaction costs related to acquisitions of businesses, including post-acquisition integration costs, which are recognized within operating expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are expenses associated with the integration of acquired businesses.
c.Loss on extinguishment of debt represents a special charge, which is not expected to recur. Such charges are adjustments pursuant to our credit agreement.
d.Represents the adjustment for the impact of sales-type lease accounting for certain leases containing rental purchase options (or “RPOs”), as the application of sales-type lease accounting is not deemed to be representative of the ongoing cash flows of the underlying rental contracts. This adjustment is made pursuant to our credit agreement.
e.Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
f.Represents the charge to earnings for our interest rate collar and the change in fair value of the liability for warrants.

Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next 12 months; however, we are continuing to monitor the impact of COVID-19 on our business and the financial markets. As of December 31, 2021, we had $35.9 million in cash and cash equivalents compared to $3.4 million as of December 31, 2020. As of December 31, 2021, we had $394.9 million of outstanding borrowings under our ABL Facility compared to $251.0 million of outstanding borrowing under the 2019 Credit Facility as of December 31, 2020.
We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund operating activities and working capital, the purchase of rental equipment and inventory items offered for sale, payments due under leases, debt service, and acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the use of additional operating leases or other financing sources as market conditions permit. The table below presents information on payments coming due under the most significant categories of our needs for cash (excluding operating cash flows pertaining to normal business operations, such as human capital costs, which are not accurately estimable) as of December 31, 2021:

(in $000s)	Notes Payable	Long-Term Debt	Operating Leases	Finance Leases
2022	$6,354	$—	$6,879	$4,326
2023	1,597	—	6,521	1,901
2024	1,080	—	5,765	3,223
2025	1,117	—	5,051	—
2026	22,471	394,945	4,162	—
Thereafter	—	920,000	20,658	—
	$32,619	$1,314,945	$49,036	$9,450
We enter into purchase agreements with manufacturers and suppliers of equipment for our rental fleet and inventory. All of these agreements are cancellable within a specified notification period to the supplier. Such amounts are not estimable as of December 31, 2021.
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

As of December 31, 2021, borrowing availability under the ABL Facility was $347.0 million, and outstanding standby letters of credit were $4.0 million. Borrowings under the ABL Facility will bear interest at a floating rate, which, at Buyer’s election, will be (a) in the case of U.S. dollar denominated loans, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or (ii) the base rate plus an applicable margin or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (x) with respect to base rate loans, 0.50% to 1.00% and (y) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
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
The obligations under the ABL Facility are guaranteed by Capitol Investment Merger Sub 2, LLC, Buyer and each of Buyer’s existing and future direct and indirect wholly owned domestic restricted subsidiaries, subject to certain exceptions, as well as certain of Buyer’s material Canadian subsidiaries (the “ABL Guarantors”). The obligations under the ABL Facility and the guarantees of those obligations are secured by (subject to certain exceptions): (i) a first priority pledge by each ABL Guarantor of all of the equity interests of restricted subsidiaries directly owned by such ABL Guarantors (limited to 65% of voting capital stock in the case of foreign subsidiaries owned directly by a U.S. subsidiary and subject to certain other exceptions and to certain exceptions in the case of non-wholly owned subsidiaries) and (ii) a first priority security interest in substantially all of the ABL Guarantors’ present and after-acquired assets (subject to certain exceptions).
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

Floor Plan Financing
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) which bears interest at a rate of the Federal Funds Rate (“Prime”) plus 0.80% after an initial interest free period of up to 150 days. The total capacity under the Daimler Facility is $175.0 million. As of December 31, 2021, borrowings on the Daimler Facility were $46.0 million. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $50.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of LIBOR plus 2.4%. As of December 31, 2021, borrowings on the PAACAR line of credit were $26.7 million. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement provides the Company with a $295.0 million revolving credit facility, which matures on August 25, 2022 and bears interest at a rate of LIBOR plus 3.05%. As of December 31, 2021, borrowings on the Loan Agreement were $165.2 million.
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
Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in $000s)	2021	2020
Net cash flow from operating activities	$138,926	$42,829
Net cash flow from investing activities	(1,429,480)	(29,314)
Net cash flow from financing activities	1,323,044	(16,405)
Net change in cash and cash equivalents	$32,490	$(2,890)
As of December 31, 2021, we had cash and cash equivalents of $35.9 million, an increase of $32.5 million from December 31, 2020. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility.
Cash Flows from Operating Activities
Net cash provided by operating activities was $138.9 million for the year ended December 31, 2021, as compared to $42.8 million in the same period of 2020. The increase was driven by the addition of Custom Truck LP’s equipment sales levels in the current period.
Cash Flows from Investing Activities
Net cash used in investing activities was $1,429.5 million for the year ended December 31, 2021, as compared to cash used in investing activities of $29.3 million in 2020. The increase in cash used in investing activities is due to the Acquisition.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1,323.0 million for the year ended December 31, 2021, as compared to $16.4 million in 2020. The increase is primarily due to the refinancing of Nesco’s debt and sale of Common Stock in connection with the Acquisition and Related Financing Transactions.

Critical Accounting Estimates
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
Revenue Recognition
Rental Revenue - Our rental contracts are for various equipment, aftermarket parts and services under 28 day or monthly agreements which include automatic renewal provisions. The majority of our rental payments are due upon receipt, with a minority that are billed in arrears. Revenue is recognized ratably over the rental agreement period and in accordance with Accounting Standards Codification 840, Leases (“Topic 840”) prior to January 1, 2021 and in accordance with Accounting Standards Codification 842, Leases (“Topic 842”) subsequent to December 31, 2020. Unearned revenue is reported in our deferred rent income line of our Consolidated Balance Sheet. We had deferred revenue of $3.0 million as of December 31, 2021 and $1.0 million as of December 31, 2020.
Equipment Sales - We sell both new and used equipment. Our new equipment products are sold at list price. We do not discount or offer other pricing incentives or concessions. The contractual sales price for each individual product represents the standalone selling price. Our used equipment is of a sufficiently unique nature - based on the specifics of its age, usage, etc. - that it does not have an observable standalone selling price. Equipment sales revenue is recognized when vehicles are delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. Payment is usually due and collected within 30 days subsequent to transfer of control of the vehicle. There are no rights of return or warranties offered on equipment sales.
Parts Sales and Services -  We sell aftermarket parts and services in addition to services. We record revenue as parts and services are delivered. The amount of consideration we receive for parts is based upon a list price net of discounts and incentives. The amount of consideration received for service is based upon labor hours expended and parts utilized to perform and complete the necessary services for our customers. There are no rights of return or warranties offered on parts sales. Payment is usually due and collected within 30 days subsequent to delivery of parts or performance of service.
Useful Lives and Salvage Values of Rental Equipment and Property and Equipment
Our rentable equipment consists of aftermarket parts and specialized rental equipment. Purchases of our equipment are recorded at cost, the OEC and we depreciate OEC to an estimated salvage value. We depreciate our aftermarket parts over their estimated useful rentable life of five years. We depreciate our rental equipment over its estimated useful rentable life of five to seven years with an estimated residual value of 15% to 35% of the OEC, using the straight-line method. Useful life is estimated based upon the expected period the equipment will be in the fleet as a rentable unit. A salvage value is estimated to approximate the value of the equipment at the end of its useful (i.e., rentable) life, allowing for a reasonable profit margin on the sale of the equipment when we remove the unit from the fleet. In establishing useful lives and salvage values, we consider factors related to customer demand of differing types of equipment in order for us to hold and maintain an optimal mix of equipment types in our fleet. We also continuously evaluate factors related to the condition and serviceability of the equipment in our fleet in order to make estimates of useful life and expected end-of-life value. Depreciation of our equipment is recognized as a component of our cost of revenue. For sold equipment, the carrying value of an item is recognized as cost of equipment sale within cost of revenue. Changes in estimated useful life and/or salvage value would impact our gross profit in our consolidated financial statements. To the extent that the useful lives of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would increase or decrease by approximately $104.3 million, respectively. Similarly, to the extent the estimated salvage values of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $2.8 million. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset.
Business Combinations
We have made acquisitions in the past and may continue to make acquisitions in the future. We allocate the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Rental equipment generally represents the largest component and was 38% of total assets acquired over the last three years followed by goodwill at 29% and other intangible assets at 19%. Goodwill is attributable to the synergies and economies of scale expected from the combination of the businesses.
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
Our estimates of the values of tangible assets from our business combinations, principally rental equipment, utilize data that reflect quoted prices for similar assets available in active markets (such as the used equipment market). For this reason, estimates of the fair values of these items is not considered to be highly subjective or complex. However, to estimate the values of intangible assets we utilize income methods that involve forecasting future cash flow related to the acquired businesses. The estimates of future cash flow require us to establish expectations about customer demand, investments in maintaining or expanding infrastructure for the markets the businesses serve, and the supply and capacity of equipment in the rental market, among others. Additionally, we are required to establish expectations for the businesses’ cost of capital and ability to acquire and maintain equipment in the future. Critical estimates utilized in valuing intangible assets acquired include, but are not limited to, free cash flows, taxes, amortization, customer attrition rates, royalty rates, and discount rates. Changes in these assumptions would have an impact to the amount of intangible assets recorded and the resulting amortization expense.
Goodwill and the Evaluation of Goodwill Impairment
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We review goodwill for impairment at least annually or more frequently as warranted by triggering events that indicate potential impairment. Goodwill is tested for impairment at the reporting unit level, which we have determined to be ERS, TES, and APS. We use a variety of methodologies in conducting impairment assessments, including qualitative analysis, income and market approaches. The market value approach compares current and projected financial results to entities of similar size and industry to determine market value. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends.
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
While we remain in a cumulative loss condition, our ability to evaluate the realizability of deferred tax assets is generally limited to the ability to offset timing differences on taxable income associated with deferred tax liabilities. Therefore, a change in estimate of deferred tax asset valuation allowances for federal or state jurisdictions during this cumulative loss condition period will primarily be affected by changes in estimates of the time periods that deferred tax assets and liabilities will be realized, or on a limited basis to tax planning strategies that may result in a change in the amount of taxable income realized. At December 31, 2021, our deferred tax asset valuation allowance was $84.6 million.

Recent Accounting Pronouncements
See Note 2: Summary of Significant Accounting Policies, to our Annual Report on Form 10-K for a discussion of recently issued and adopted accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our asset-based revolving credit facility. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of December 31, 2021, we had $394.9 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.5 million on an annual basis. This amount does not reflect the impact of the interest rate collar currently in place.
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
Our interest rate collar contract was executed under a standard master agreement that contains a cross-default provision to our borrowing agreement with the counterparty, which provides the ability of the counterparty to terminate the interest rate collar agreement upon an event of default under the borrowing agreement.
Exchange rate risk
During the year ended December 31, 2021, we generated $18.5 million of U.S. dollar denominated revenues in Canadian dollars. Each 100 basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.1 million. We do not currently hedge our exchange rate exposure.

Item 8.    Financial Statements and Supplementary Data

Custom Truck One Source, Inc. and Subsidiaries
Consolidated Financial Statements Index

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Custom Truck One Source, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Custom Truck One Source, Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2022 expressed an adverse opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2021 due to the of adoption of Accounting Standards Update No. 2016-02, “Leases (Topic 842).”
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for acquisition of Custom Truck One Source, L.P.
Description of the Matter
As described in Note 3 to the consolidated financial statements, during 2021, the Company completed its acquisition of Custom Truck One Source, L.P. for net consideration of $1.5 billion. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Custom Truck One Source, L.P. was complex due to the significant estimation required by management to determine the fair value of trade names and customer relationship intangible assets of $151 million and $150 million, respectively. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the significant underlying assumptions related to the future performance of the acquired business. The Company used the relief from royalty method to measure the trade name intangible assets and the multi-period excess earnings method to measure the customer relationship intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates, customer attrition rates, royalty rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and EBITDA margins). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s accounting for the acquisition, including recognition and measurement of the identifiable trade names and customer relationship intangible assets.

To test the estimated fair value of the trade names and customer relationship intangible assets, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies used and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends and to the historical results of the acquired business. We involved our valuation specialists to assist in our evaluation of the significant assumptions and models used in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Kansas City, Missouri
March 16, 2022

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
To the shareholders and the Board of Directors of Custom Truck One Source, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Custom Truck One Source, Inc. (formerly Nesco Holdings, Inc.) and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for the years ended December 31, 2020 and 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the 2020 and 2019 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 8, 2021
We began serving as the Company’s auditor in 2016. In 2021 we became the predecessor auditor.

Custom Truck One Source, Inc.
Consolidated Balance Sheets

(in $000s, except share data)	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$35,902	$3,412
Accounts receivable, net	168,394	60,933
Financing receivables, net	28,649	—
Inventory	410,542	31,367
Prepaid expenses and other	13,217	7,530
Total current assets	656,704	103,242
Property and equipment, net	108,612	6,269
Rental equipment, net	834,325	335,812
Goodwill	695,865	238,052
Intangible assets, net	327,840	67,579
Deferred income taxes	—	16,952
Operating lease assets	36,014	—
Other assets	24,406	498
Total Assets	$2,683,766	$768,404
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$91,123	$31,829
Accrued expenses	60,337	31,991
Deferred revenue and customer deposits	35,791	975
Floor plan payables - trade	72,714	—
Floor plan payables - non-trade	165,239	—
Operating lease liabilities - current	4,987	—
Current maturities of long-term debt	6,354	1,280
Current portion of finance lease obligations	4,038	5,276
Total current liabilities	440,583	71,351
Long-term debt, net	1,308,265	715,858
Finance leases	5,109	5,250
Operating lease liabilities - noncurrent	31,514	—
Deferred income taxes	15,621	—
Derivative and warrants liabilities	24,164	7,012
Total long-term liabilities	1,384,673	728,120
Commitments and contingencies (see Note 19)
Stockholder's Equity (Deficit)
Common stock — $0.0001 par value, 500,000,000 shares authorized, 247,358,412 and 49,156,753 shares issued and outstanding, at December 31, 2021 and 2020, respectively	25	5
Treasury stock, at cost — 318,086 shares at December 31, 2021	(3,020)	—
Additional paid-in capital	1,508,995	434,917
Accumulated deficit	(647,490)	(465,989)
Total stockholders' equity (deficit)	858,510	(31,067)
Total Liabilities and Stockholders' Equity (Deficit)	$2,683,766	$768,404
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in $000s, except share and per share data)	2021	2020	2019
Revenue
Rental revenue	$370,067	$195,490	$197,996
Equipment sales	695,334	56,632	34,075
Parts sales and services	101,753	50,617	31,964
Total revenue	1,167,154	302,739	264,035
Cost of Revenue
Cost of rental revenue	99,885	61,207	53,045
Depreciation of rental equipment	157,110	78,532	70,568
Cost of equipment sales	618,444	47,407	28,822
Cost of parts sales and services	81,702	39,150	25,052
Total cost of revenue	957,141	226,296	177,487
Gross Profit	210,013	76,443	86,548
Operating Expenses
Selling, general and administrative expenses	155,783	46,409	37,284
Amortization	40,754	3,153	3,007
Non-rental depreciation	3,613	95	115
Transaction expenses	51,830	9,538	10,124
Total operating expenses	251,980	59,195	50,530
Operating Income (Loss)	(41,967)	17,248	36,018
Other Expense
Loss on extinguishment of debt	61,695	—	4,005
Interest expense, net	72,843	63,200	63,361
Financing and other expense (income)	571	5,399	1,690
Total other expense	135,109	68,599	69,056
Income (Loss) Before Income Taxes	(177,076)	(51,351)	(33,038)
Income Tax Expense (Benefit)	4,425	(30,074)	(5,986)
Net Income (Loss)	$(181,501)	$(21,277)	$(27,052)

Other Comprehensive Income (Loss):
Interest rate collar (net of taxes of $285 in the year ended December 31, 2019)	$—	$—	$396
Other Comprehensive Income (Loss)	$—	$—	$396
Comprehensive Income (Loss)	$(181,501)	$(21,277)	$(26,656)

Basic Earnings (Loss) Per Share	$(0.75)	$(0.43)	$(0.82)
Diluted Earnings (Loss) Per Share	$(0.75)	$(0.43)	$(0.82)
Weighted-Average Common Shares Outstanding	241,370,317	49,064,615	33,066,165
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in $000s)	2021	2020	2019
Operating Activities
Net income (loss)	$(181,501)	$(21,277)	$(27,052)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	209,073	84,889	76,772
Amortization of debt issuance costs	4,740	3,290	2,913
Loss on extinguishment of debt	61,695	—	4,005
Provision for losses on accounts receivable	11,103	3,765	3,292
Share-based compensation	17,313	2,357	1,014
Gain on sales and disposals of rental equipment	(11,636)	(7,996)	(6,080)
Change in fair value of derivative and warrants	6,192	5,303	1,709
Asset impairment	—	—	657
Deferred tax expense (benefit)	3,863	(28,810)	(6,861)
Changes in assets and liabilities:
Accounts and financing receivables	(37,716)	7,061	(17,073)
Inventories	46,574	(9,642)	(22,683)
Prepaids, operating leases and other	(6,123)	(2,313)	(2,578)
Accounts payable	8,060	3,113	7,547
Accrued expenses and other liabilities	5,580	4,384	6,560
Floor plan payables - trade, net	(18,276)	—	—
Customer deposits and deferred revenue	19,985	(1,295)	(3,350)
Net cash flow from operating activities	138,926	42,829	18,792
Investing Activities
Acquisition of business, net of cash acquired	(1,337,686)	—	(48,425)
Purchases of rental equipment	(188,389)	(67,546)	(106,641)
Proceeds from sales and disposals of rental equipment	99,833	38,933	28,452
Other investing activities, net	(3,238)	(701)	(3,065)
Net cash flow from investing activities	(1,429,480)	(29,314)	(129,679)
Financing Activities
Proceeds from debt	952,743	—	475,000
Proceeds from issuance of common stock	883,000	—	—
Payment of common stock issuance costs	(6,386)	—	—
Payment of premiums on debt extinguishment	(53,469)	—	—
Share-based payments	(652)	—	—
Borrowings under revolving credit facilities	491,084	86,178	313,000
Repayments under revolving credit facilities	(347,111)	(85,208)	(272,000)
Repayments of notes payable	(507,509)	(1,146)	(527,531)
Finance lease payments	(5,223)	(15,950)	(5,201)
Acquisition of inventory through floor plan payables - non-trade	304,902	—	—
Repayment of floor plan payables - non-trade	(353,641)	—	—
Payment of debt issuance costs	(34,694)	(279)	(15,488)
Proceeds from merger and capitalization	—	—	147,269
Net cash flow from financing activities	1,323,044	(16,405)	115,049
Net Change in Cash and Cash Equivalents	32,490	(2,890)	4,162
Cash and Cash Equivalents at Beginning of Period	3,412	6,302	2,140
Cash and Cash Equivalents at End of Period	$35,902	$3,412	$6,302

Custom Truck One Source, Inc.
Consolidated Statements of Cash Flows — Continued

	Year Ended December 31,
(in $000s)	2021	2020	2019
Supplemental Cash Flow Information
Interest paid	$92,625	$60,340	$53,595
Income taxes paid	541	646	455
Non-Cash Investing and Financing Activities
Non-cash consideration - acquisition of business	187,935	—	—
Rental equipment and property and equipment purchases in accounts payable	—	9,122	21,643
Rental equipment sales in accounts receivable	1,555	5,120	4,684
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2018	21,660,638	—	$2	$—	$259,298	$(418,056)	$(158,756)
Net income (loss) prior to reverse recapitalization	—	—	—	—	—	(10,988)	(10,988)
Net income (loss) post reverse recapitalization	—	—	—	—	—	(16,064)	(16,064)
Reverse capitalization	27,373,265	—	3	—	172,265	—	172,268
Share-based payments	—	—	—	—	1,014	—	1,014
Interest rate collar	—	—	—	—	—	396	396
Balance, December 31, 2019	49,033,903	—	$5	$—	$432,577	$(444,712)	$(12,130)
Net income (loss)	—	—	—	—	—	(21,277)	(21,277)
Share-based payments	122,850	—	—	—	2,340	—	2,340
Balance, December 31, 2020	49,156,753	—	$5	$—	$434,917	$(465,989)	$(31,067)
Net income (loss)	—	—	—	—	—	(181,501)	(181,501)
Share-based payments	1,501,659	(318,086)	—	(3,020)	19,839	—	16,819
Warrants liability reclassification (see Note 16)	—	—	—	—	(10,290)	—	(10,290)
Shares issued in business combination	196,700,000	—	20	—	1,064,529	—	1,064,549
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,508,995	$(647,490)	$858,510
See accompanying notes to consolidated financial statements.

 Custom Truck One Source, Inc.
Notes to Consolidated Financial Statements
Note 1: Business and Organization
Organization
Custom Truck One Source, Inc., formerly Nesco Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries are engaged in the business of providing a range of products and services to customers through rentals and sales of specialty equipment, rentals and sales of aftermarket parts and services related to the specialty equipment, and repair, maintenance and customization services related to that equipment. Immediately following the acquisition by Nesco Holdings II, Inc. of Custom Truck One Source, L.P. (“Custom Truck LP”) as discussed in Note 3: Business Combination, on April 1, 2021 (the “Acquisition”), Nesco Holdings, Inc. (“Nesco Holdings”) changed its name to “Custom Truck One Source, Inc.” and changed The New York Stock Exchange ticker for its shares of common stock (“Common Stock”) from “NSCO” to “CTOS,” and the ticker of its redeemable warrants from “NSCO.WS” to “CTOS.WS.” Terms such as, “we,” “our,” “us,” or “the Company” refer to Nesco Holdings prior to the Acquisition, and to the combined company after the Acquisition. Unless the context otherwise requires, the term “Nesco” or “Nesco Holdings” as used in these financial statements means Nesco Holdings and its consolidated subsidiaries prior to the Acquisition, and the term “Custom Truck LP” means Custom Truck LP and its consolidated subsidiaries prior to and on the date of the Acquisition.
We are a specialty equipment provider to the electric utility transmission and distribution, telecommunications, rail and other infrastructure-related industries in North America. Our core business relates to our new equipment inventory and rental fleet of specialty equipment that is utilized by service providers in infrastructure development and improvement work. We offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade, and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks and rail systems, as well as for lighting and signage. We rent, produce, sell and service a broad range of new and used equipment, including bucket trucks, digger derricks, dump trucks, cranes, service trucks, and heavy-haul trailers. Following the Acquisition, we changed our reportable segments to be consistent with how we currently manage the business, representing three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). Segment information provided within this Annual Report on Form 10-K, including Note 21: Segments, has been adjusted for all prior periods to be consistent with the current reportable segment presentation.
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
Truck and Equipment Sales (“TES”) Segment
We offer a broad variety of new equipment for sale to be used across our end-markets, which can be modified to meet our customers’ specific needs. We believe that our integrated production capabilities and extensive knowledge gained over a long history of selling equipment have established us as a trusted partner for customers seeking tailored solutions with short lead times. In support of these activities, we primarily employ a direct-to-customer sales model, leveraging our dedicated sales force of industry and product managers, who are focused on driving national and local sales. We also opportunistically engage in the sale of used equipment purchased from third parties or received via trade-ins from new equipment sales customers. In all of these cases, we will sell used equipment directly to customers, rather than relying on auctions. Activities in our TES segment consist of the production and sale of new and used specialty equipment and vocational trucks, which includes equipment from leading original equipment manufacturers (“OEMs”) across our end-markets, as well as our Load KingTM brand.

Aftermarket Parts and Services (“APS”) Segment
The APS segment includes the sale of specialized aftermarket parts, including captive parts related to our Load KingTM brand, used in the maintenance and repair of the equipment we sell and rent. Specialized tools, including stringing blocks, insulated hot stick, and rigging equipment, are sold or rented to customers on an individual basis or in packaged specialty kits. We also provide truck and equipment maintenance and repair services, which is executed throughout our nationwide branch network and fleet of mobile technicians supported by our 24/7 call center based in Kansas City, Missouri.
COVID-19
During the on-going Coronavirus Disease 2019 ("COVID-19") pandemic, we have undertaken efforts intended to maintain the health and safety of our employees and their families and our customers, vendors, and communities, and to ensure the Company's continued financial and operational viability, especially in relation to our position as a supplier to critical infrastructure related industries. All of our locations remain operational, and we are maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate.
Uncertainty remains regarding emerging variant strains of COVID-19, and regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic. The Company serves critical infrastructure sectors that have been identified by the United States Cybersecurity and Infrastructure Security Agency (“CISA”) as vital to the U.S., and the Company has continued to meet the needs of customers during the pandemic. We continue to adhere to protocols designed to maintain the health and safety of our employees and their families, as well as our customers, vendors and communities. These protocols have allowed the Company to keep all business and service locations operational throughout the pandemic with little to no disruption. The unprecedented nature of the COVID-19 pandemic continues to make it difficult to predict our future business and financial performance. The ensuing economic impacts from restrictions put in place around the globe to address the COVID-19 pandemic, including shutdowns and workplace changes, have led to issues, broadly, in the global flow of goods and services (the “supply chain”). The Company continues to monitor the impact of the COVID-19 pandemic and related restrictions on our supply chain, including, but not limited to, the commercial vehicle manufacturers that provide the chassis used in our production and manufacturing processes. Supply chain disruptions, such as the ongoing semiconductor shortage, could potentially limit the ability of these manufacturers to meet demand in future periods.

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the accounting policies described below. Our consolidated financial statements include the accounts of all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires that these Consolidated Financial Statements and most of the disclosures in these Notes be presented on a historical basis, as of or for the current annual period or prior annual periods. The consolidated financial position and results of operations and cash flows (including segment information) presented herein include those of Custom Truck One Source, Inc. as of December 31, 2021 and since the date of the Acquisition. Financial information presented for periods prior to the Acquisition represent those of Nesco Holdings and its subsidiaries.
Use of Estimates
We prepare our consolidated financial statements in conformity with GAAP, which requires us to use judgment to make estimates that directly affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates are used for items including, but not limited to, the useful lives and residual values of our rental equipment, and the allocation of purchase price related to business combinations. In addition, estimates are used to test both long-lived assets, goodwill, and indefinite-lived assets for impairment, and to determine the fair value of impaired assets, if any impairment exists. These estimates are based on our historical experience and on various other assumptions we believe to be reasonable under the circumstances. We review our estimates on an ongoing basis using information currently available, and we revise our recorded estimates as updated information becomes available, facts and circumstances change, or actual amounts become determinable. Actual results could differ from our estimates.

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
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, intended to simplify the subsequent accounting for goodwill acquired in a business combination. Prior guidance required utilizing a two-step process to review goodwill for impairment. A second step was required if there was an indication that an impairment may exist, and the second step required calculating the potential impairment by comparing the implied fair value of a reporting unit’s goodwill (as if purchase accounting were performed on the testing date) to the carrying amount of the goodwill. The new guidance eliminates the second step from the goodwill impairment test. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (although the loss should not exceed the total amount of goodwill allocated to the reporting unit). We adopted this guidance effective January 1, 2021; however, as discussed in Note 11: Goodwill and Intangible Assets, there was no impairment of goodwill in the years ended December 31, 2021, 2020 or 2019. Accordingly, the adoption of this standard did not have any impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. Among other changes, the guidance made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. This ASU is effective for interim and annual periods beginning after December 15, 2021, and adoption of the ASU can either be on a modified retrospective or full retrospective basis. The impact of this guidance on the Company’s consolidated financial statements is currently being evaluated.
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU addresses the previous lack of specific guidance in the accounting standards codification related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) by specifying the accounting for various modification scenarios. The ASU is effective for interim and annual periods beginning after December 15, 2021. The impact of this guidance on the Company’s consolidated financial statements is currently being evaluated.
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU improves the comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination and requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amended guidance specifies for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities, thereby providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, and an entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The impact of this guidance on the Company’s consolidated financial statements is currently being evaluated.
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
Rental Revenue – Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. We also charge customers for damaged equipment, which is assessed and billed at the time a rental asset is returned to the Company and recorded within Parts Sales and Services revenue. In connection with our adoption of Topic 842, beginning January 1, 2021, we record changes in the estimated collectability of operating lease trade receivables against rental revenue. Such amounts were previously classified as selling, general and administrative expenses. Our rental contracts are for various equipment, aftermarket parts and services under 28-day or monthly agreements which include automatic renewal provisions. The majority of our rental payments are due upon receipt, with a majority billed at the end of each 28-day or monthly period. Revenue is recognized ratably over the rental agreement period and in accordance with Topic 842, and, for periods prior to January 1, 2021, Topic 840. Unearned revenue is reported in deferred revenue and customer deposits in our consolidated balance sheets. We require our rental customers to maintain liability and property insurance covering the units during the rental term and to indemnify us from losses caused by the negligence of the customer, their employees or contractors.
We also provide rental customers the opportunity to enter into contracts containing a rental purchase option (“RPO”). The RPO allows the customer to earn credit towards the purchase price of the leased equipment. The earned credit is based on rental payments made. Certain leases containing these purchase options are classified as sales-type leases because the RPO purchase price related to the leased equipment is considered to be a “bargain purchase option” in the lease. Revenue on these lease contracts is recognized at the point in time when the customer’s net purchase price for the equipment meets or falls below the fair value of the equipment. Revenue from these leases is recorded as equipment sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Equipment Sales – We sell both new and used equipment. The contractual sales price for each individual product represents the standalone selling price. Our used equipment is of a sufficiently unique nature, based on specific characteristics such as its age and usage, that it does not have an observable standalone selling price. Equipment sales revenue is recognized when equipment is delivered, which is when the transfer of control is considered passed to the customer. Payment is usually due within 30 days subsequent to transfer of control of the asset. There are no rights of return or warranties offered on equipment sales.
Parts Sales and Services – We sell aftermarket parts and services. We derive our services revenue primarily from maintenance, repair and upfit services on heavy-duty trucks and cranes. Revenue from these services includes parts sales needed to complete the service work. We recognize services revenue as the service work is completed. We record revenue on a point in time basis as parts are delivered. The amount of consideration we receive for parts is based upon a list price net of discounts and incentives, and the impact of such variable consideration is factored into the amount of revenue we recognize at any point in time. The amount of consideration received for services is based upon labor hours expended and parts utilized to perform and complete the necessary services for our customers. There are no rights of return or warranties offered on parts sales. Payment is usually due and collected within 30 days subsequent to delivery of parts or performance of service.
We record sales tax billed to customers and remitted to governmental authorities on a net basis and, consequently, these amounts are excluded from revenues and expenses. Sales taxes are recorded as accrued expenses when billed.
Shipping and Handling Costs – We classify shipping and handling fees billed to customers related to the placement of rental units as rental revenue in our Consolidated Statements of Operations and Comprehensive Income (Loss). We include the related shipping and handling costs in cost of rental revenue, excluding depreciation, in our Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling fees billed to customers related to the sale of equipment and parts are recorded as equipment sales or parts sales and services revenue, respectively. The related shipping and handling costs are recorded in cost of equipment sales or cost of parts sales and services, respectively.
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
We monitor ongoing credit exposure through an active review of customer balances against contract terms and due dates. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowances for credit losses reflect the estimate of the amount of receivables that management assesses will be unable to be collected based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease the allowances. We review the adequacy of the allowance on a quarterly basis. The allowance for doubtful accounts is included in accounts receivable, net on our Consolidated Balance Sheets.
Accounts receivable, net consisted of the following:

(in $000s)	December 31, 2021	December 31, 2020
Trade receivables	$179,214	$67,305
Less: allowance for doubtful accounts	(10,820)	(6,372)
Accounts receivable, net	$168,394	$60,933

The relationship between bad debt expense and allowance for doubtful accounts is presented below:

	Year Ended December 31,
(in $000s)	2021	2020	2019
Allowance - beginning of period	$6,372	$4,654	$7,562
Accounts written off during period, net of recoveries	(6,655)	(2,047)	(6,909)
Bad debts expense	11,103	3,765	4,001
Allowance - end of period	$10,820	$6,372	$4,654
In accordance with the adoption of Topic 842, effective January 1, 2021, specifically identifiable lease revenue receivables not deemed probable of collection are recorded as a reduction of rental revenue. The remaining provision for credit losses, which relates to product sales and services, is recorded in selling, general and administrative expense. For periods prior to January 1, 2021, the entire provision for credit losses was recorded in selling, general and administrative expense.
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
Rental Equipment and Property and Equipment
Rental Equipment
Rental equipment is primarily comprised of the cost of truck-mounted aerial lifts, cranes, trucks, trailers, digger derricks, line equipment, cranes, pressure diggers, underground and other machinery and equipment. The rental equipment we purchase is recorded at cost and depreciated over the estimated rentable life of the equipment using the straight-line method over useful lives, depending on product categories, ranging from 5 to 7 years, to an estimated residual value, depending on product categories, ranging from 15% to 35% of cost. Depreciation of rental equipment commences when a rental unit is placed into the rental fleet and becomes available to rent and the cost is depreciated whether or not the equipment is on rent. We reevaluate the estimated rentable life as rental equipment is purchased, estimating the period that the asset will be held, considering factors such as historical rental activity and expectations of future rental activity. We also reevaluate the estimated residual values of the applicable rental equipment. The residual value of equipment is affected by factors that include equipment age, amount of usage and market conditions. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment, and incentives offered by manufacturers of new equipment. These factors are considered when estimating future residual values and depreciation periods.
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
For our leases classified as finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to the Company, or the Company is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. We expect to exercise our options to purchase the rental equipment assets we lease under finance leases. Accordingly, the assets leased under the finance leases are included in rental equipment and property and equipment, and depreciation thereon is recognized in depreciation of rental equipment, cost of revenue and non-rental depreciation expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). When we make our contractually required payments under finance leases, we allocate a portion to reduce the finance lease obligation and a portion is recognized as interest expense.
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
We estimate the fair value of our reporting units using both an income approach based on the present value of estimated future cash flows and a market approach based on traded values of selected companies. We believe this approach yields the most appropriate evidence of fair value. Determining the fair value of our reporting units is judgmental and involves the use of significant estimates and assumptions. We based our fair value estimates on assumptions that we believe are reasonable. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for our reporting units.
Intangible assets with indefinite lives are not amortized but tested annually for impairment by comparing the carrying value of the asset to its fair value. We perform our impairment analysis on our intangible assets with indefinite lives annually on October 1 or more frequently if an event or circumstance indicates that an impairment loss may have occurred.
See Note 11: Goodwill and Intangible Assets for additional information.
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
Other intangible assets consist of customer relationships, non-compete agreements and trade names. We amortize intangible assets with finite lives over the period the economic benefits are estimated to be consumed. Definite lived intangibles are amortized using the straight-line method over their useful life, as we believe this method best matches the pattern of economic benefit. See Note 11: Goodwill and Intangible Assets for additional information.
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
Assets and Liabilities with Recurring Fair Value Measurements - Certain assets and liabilities may be measured at fair value on an ongoing basis. We did not elect to apply the fair value option for recording financial assets and financial liabilities. Other than the interest rate collar and warrants liability, we do not have any assets or liabilities which we measure at fair value on a recurring basis.
Assets and Liabilities with Nonrecurring Fair Value Measurements - Certain assets and liabilities are not measured at fair value on an ongoing basis. These assets and liabilities, which include long-lived assets, goodwill, and intangible assets, are subject to fair value adjustment in certain circumstances. From time to time, the fair value is determined on these assets as part of related impairment tests. For certain assets and liabilities acquired in business combinations, we record the fair value as of the acquisition date. Refer to Note 3: Business Combination, for the fair values of assets acquired and liabilities assumed in connection with our business combinations. Other than acquisition adjustments, no adjustments to fair value or fair value measurements were required for non-financial assets and liabilities for all periods presented. See Note 11: Goodwill and Intangible Assets and Note 15: Fair Value Measurements for additional information.
Deferred Financing Costs
Direct costs incurred in connection with the issuance, and amendments thereto, of our debt are capitalized and amortized over the terms of the respective agreements using the effective interest method, or the straight-line method when not materially different than the effective interest method. The net carrying value of deferred financing costs are classified as a reduction to long-term debt in the Consolidated Balance Sheets (see Note 9: Long-Term Debt). The amortization is included in interest expense on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Accrued Expenses
Accrued expenses consisted of the following:

(in $000s)	December 31, 2021	December 31, 2020
Accrued interest	$11,773	$20,478
Accrued salaries, wages and benefits	36,535	3,176
Accrued sales taxes	5,755	1,703
Other, including transaction expenses	6,274	6,634
Total accrued expenses	$60,337	$31,991
Cloud Computing Arrangement Implementation Costs
The Company has entered into certain cloud-based hosting agreements that are accounted for as service contracts. For internal-use software obtained through a hosting arrangement that is a service contract, the Company capitalizes certain implementation costs, such as costs incurred to integrate, configure, and customize internal-use software, which are consistent with costs incurred during the application development stage for on-premise software. These capitalized development costs are recorded in other assets on our Consolidated Balance Sheets. Implementation costs capitalized during the year ended December 31, 2021 were $7.6 million. Capitalized implementation costs are amortized straight-line over the term of the hosting arrangement plus any reasonably certain renewal periods, which range from three years to 10 years. Amortization expense for these assets is included in selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2021, 2020, and 2019, amortization of these costs were not material.
Advertising Costs
We promote our business through various industries media channels, and expense advertising costs as incurred to selling, general, and administrative expenses. For the year ended December 31, 2021 advertising costs were approximately $4.8 million. Amounts were immaterial for years ended December 31, 2020 and 2019.
Share-Based Compensation
The fair value of equity-classified awards is determined at the grant date using techniques appropriate for the awards, which we use to determine compensation expense over the service period. The fair value of liability-classified awards is determined at the grant date and is remeasured at the end of each reporting period through the date of settlement and adjusted through compensation expense. We recognize compensation expense for our share-based payments over the requisite service period for the entire award. See Note 14: Share-Based Compensation for additional information.
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
Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income. With the exception of net operating loss carryforwards (“NOLs”), we are no longer subject to federal, state, local, and foreign income tax examinations by tax authorities for years ending on or prior to December 31, 2017.
We recognize uncertain income tax positions if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Our determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet recognition and measurement standards. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2021 and 2020, our uncertain income tax positions, unrecognized tax benefits, and accrued interest were not material.
Acquisition Accounting
We have made acquisitions in the past and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. Rental equipment is valued utilizing either a cost, market or income approach, or a combination of certain of these methods, depending on the asset being valued and the availability of market or income data. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, royalty rates, customer attrition rates, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
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
During the year ended December 31, 2021, the Company transferred an additional $3.4 million of cash consideration to the Sellers related to certain customary closing adjustments set forth in the Purchase Agreement.
Opening Balance Sheet
The Acquisition has been accounted for using the acquisition method of accounting, and the Company is considered the accounting acquirer. Under the acquisition method of accounting, we are required to assign the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the purchase price over those fair values is recorded as goodwill. The total purchase price has been assigned to the underlying assets acquired and liabilities assumed based upon their fair values as of the Closing Date, and the estimated fair values have been recorded based on independent valuations, discounted cash flow analysis, quoted market prices, contributory asset charges, and estimates made by management, which estimates fall under “Level 3” of the fair value hierarchy (as defined in Note 15: Fair Value Measurements).
The following table summarizes the April 1, 2021 fair values of the assets acquired and liabilities assumed. During the year ended December 31, 2021, the Company identified and recorded certain measurement period adjustments to the preliminary purchase price allocation, which are reflected in the table below. These adjustments were not significant and related primarily to rental equipment and current liabilities. The measurement period adjustments, coupled with the additional cash consideration discussed above, increased goodwill by approximately $15.6 million during the year ended December 31, 2021. Measurement period adjustments impacting the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021 were not significant. The final assessment of the fair value of the Custom Truck LP assets acquired and liabilities assumed, specifically estimates of deferred income taxes, and the final assignment of goodwill to reporting units, was not complete as of December 31, 2021. The estimated values of deferred income taxes is preliminary pending the Company’s completion of the evaluation of income tax net operating loss carryforwards for U.S. federal and state income tax purposes, which carryforwards are subject to limitations. In general, under Section 382 of the U.S. Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change carryforwards to offset future taxable income.

(in $000s)
Accounts and financing receivables (a)	$115,325
Inventory	431,648
Other current assets	13,201
Property and equipment (b)	104,721
Rental equipment	556,569
Intangible assets (c)	301,018
Operating lease assets	23,793
Other assets	18,223
Total identifiable assets acquired	1,564,498
Current liabilities	(410,276)
Long-term debt	(28,607)
Operating lease liabilities-noncurrent	(21,308)
Deferred tax and other liabilities	(31,261)
Total identifiable liabilities assumed	(491,452)
Total net assets	1,073,046
Goodwill (d)	457,813
Net assets acquired (purchase price)	$1,530,859
a.The estimated fair value of accounts and financing receivables is $115.3 million, with the gross contractual amount being $122.4 million. The Company estimates approximately $7.0 million to be uncollectible.
b.Acquired property and equipment is primarily comprised of land, buildings and improvements with an estimated fair value of $67.9 million, and machinery, equipment and vehicles, with an estimated fair value of $31.1 million, as well as other property with an estimated fair value of $5.7 million.
c.The acquired identified intangible assets are comprised of trade names, with an estimated fair value of $151.0 million, and customer relationships, with an estimated fair value of $150.0 million. The weighted average useful lives of the trade names and the customer relationships are estimated to be 15 years and 12 years, respectively.
d.The goodwill recognized is attributable primarily to synergies and economies of scale provided by the acquired rental and new equipment sales businesses, as well as the assembled workforce of Custom Truck LP. A portion of the goodwill is expected to be deductible for income tax purposes.
Custom Truck LP has generated $923.8 million of revenue and $28.2 million of pre-tax loss since the Closing Date, which are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021.
Financing Transactions
On the Closing Date, the Issuer issued $920 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes were issued pursuant to an indenture, dated as of April 1, 2021, by and among the Issuer, Wilmington Trust, National Association, as trustee, and the guarantors party thereto (the “Indenture”). The Issuer will pay interest on the Notes semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021. Unless earlier redeemed, the 2029 Secured Notes will mature on April 15, 2029. The notes were offered pursuant to a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside of the United States in reliance on Regulation S under the Securities Act. The proceeds from the issuance and sale of the 2029 Secured Notes were used to consummate the Acquisition and to repay the Senior Secured Notes due 2024 (see Note 9: Long-Term Debt), repay certain indebtedness of Custom Truck LP and pay certain fees and expenses related to the Acquisition and financing transactions.
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
Pro Forma Information
The below pro forma information is presented for the years ended December 31, 2021 and 2020 and uses the estimated fair value of assets and liabilities on the Closing Date, and makes the following assumptions: (1) removes acquisition-related costs and charges that were recognized in the Company's consolidated financial statements in the year ended December 31, 2021 and applies these costs and charges to the year ended December 31, 2020, as if the Acquisition and related financing transactions had occurred on January 1, 2020; (2) removes the loss on the extinguishment of debt that was recognized in the Company's consolidated financial statements in the year ended December 31, 2021 and applies the charge to the year ended December 31, 2020, as if the debt extinguishment giving rise to the loss had occurred on January 1, 2020; (3) adjusts for the impacts of purchase accounting in the years ended December 31, 2021 and 2020; (4) adjusts interest expense, including amortization of debt issuance costs, to reflect borrowings on the ABL Facility and issuance of the 2029 Secured Notes, as if the funds had been borrowed and the notes had been issued on January 1, 2020 and used to repay Nesco’s 2019 Credit Facility, Nesco’s Senior Secured Notes due 2024 (both as defined in Note 9: Long-Term Debt) and the Custom Truck LP Credit Facility and term loan; and (5) adjusts for the income tax effect using a tax rate of 25%. The pro forma information is not necessarily indicative of the Company’s results of operations had the Acquisition been completed on January 1, 2020, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies, synergies, or revenue opportunities that could result from the Acquisition.

	Year Ended December 31,
(in $000s)	2021	2020
Revenue	$1,483,625	$1,356,481
Net income (loss)	$(90,521)	$(96,415)
The following presents a summary of the pro forma adjustments that are directly attributable to the business combination:

		Year Ended December 31,
(in $000s)		2021	2020
Increase (decrease) net income/loss:
Impact of fair value mark-ups on inventory	a	$19,186	$(14,775)
Impact of fair value mark-ups on rental fleet depreciation	b	(3,817)	(8,643)
Intangible asset amortization and other depreciation expense	c	(3,376)	(12,964)
Transaction expenses	d	40,277	(40,277)
Interest expense and amortization of debt issuance costs	e	3,919	26,232
Loss on extinguishment of debt refinanced	f	61,695	(61,695)
Income tax expense	g	(29,471)	28,031
a.Represents adjustments to cost of revenue for the run-off of the mark-up in fair value of inventory acquired and applied to the year ended December 31, 2020.
b.Represents the adjustment for depreciation of rental fleet relating to the estimated increase in the value of the rental fleet to its fair value.
c.Represents the differential in amortization and depreciation of non-rental equipment related to the respective fair values of the assets.
d.Represents adjustments for transaction expenses that are applied to the year ended December 31, 2020.
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
f.Represents the adjustment of the loss on extinguishment of debt applied to the year ended December 31, 2020 as though the repayment of the 2019 Credit Facility and Senior Secured Notes due 2024 had occurred on January 1, 2020.
g.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%. This rate may vary from the actual effective rate of the historical and combined businesses.
Transaction Costs
The Company expensed approximately $51.8 million in transaction and post-acquisition integration costs related to the Acquisition within transaction expenses and other in the year ended December 31, 2021.

Note 4: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Year Ended December 31,
(in $000s)	2021	2020	2019
United States	$1,148,683	$295,125	$257,297
Canada	18,471	5,827	5,705
Mexico	—	1,787	1,033
Total revenue	$1,167,154	$302,739	$264,035
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complimented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line are presented in the tables below.

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2021			2020			2019
(in $000s)	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental	$355,658	$—	$355,658	$187,522	$—	$187,522	$189,161	$—	$189,161
Shipping and handling	—	14,409	14,409	—	7,968	7,968	—	8,835	8,835
Total rental revenue	355,658	14,409	370,067	187,522	7,968	195,490	189,161	8,835	197,996
Sales and services:
Equipment sales	16,274	679,060	695,334	—	56,632	56,632	—	34,075	34,075
Parts and services	6,726	95,027	101,753	—	50,617	50,617	—	31,964	31,964
Total sales and services	23,000	774,087	797,087	—	107,249	107,249	—	66,039	66,039
Total revenue	$378,658	$788,496	$1,167,154	$187,522	$115,217	$302,739	$189,161	$74,874	$264,035
Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue. Parts and services revenue includes $21.5 million related to services provided to customers for the year ended December 31, 2021. Services revenue in the years ended December 31, 2020 and 2019 were not significant.
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
The Company’s allowance for credit losses reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are based upon a review of outstanding receivables, the related aging, including specific accounts if deemed necessary, and on the Company’s historical collection experience. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimates reflect changing circumstances, including changes in the economy or in the particular circumstances of individual customers, and, as a result, the Company may be required to increase or decrease its allowance. During the year ended December 31, 2021, the Company recognized bad debt expense of $8.5 million, as reductions of rental revenue in accordance with the collectability provisions of Topic 842. During the year ended December 31, 2021, the Company recognized $2.6 million (compared to bad debt expense in the years ended years ended December 31, 2020 and 2019 of $3.8 million and $3.3 million, respectively), within selling, general and administrative expense in its Consolidated Statements of Operations and Comprehensive Income (Loss), which included changes in its allowances for credit losses.
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of December 31, 2021 and December 31, 2020, the Company had approximately $3.0 million and $1.0 million, respectively, of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $32.9 million in deposits as of December 31, 2021.
The Company does not have material contract assets, and it did not recognize any material impairments of any contract assets.
The primary costs to obtain contracts for new and rental unit sales with the Company's customers are commissions. The Company pays its sales force commissions related to the sale and rental of new and used units. For new unit and rental unit sales, the period benefited by each commission is less than one year. As a result, the Company has applied the practical expedient for incremental costs of obtaining a sales contract and expenses commissions as incurred.

Note 5: Financing Receivables
The Company’s financing receivables are related to sales-type leases and are collateralized by a security interest in the underlying equipment. Financing receivables, net of unearned income of $0.4 million, were $28.6 million as of December 31, 2021.

Note 6: Inventory
Inventory consisted of the following:

(in $000s)	December 31, 2021	December 31, 2020
Whole goods	$326,641	$3,276
Aftermarket parts and services inventory	83,901	28,091
Inventory	$410,542	$31,367

Note 7: Floor Plan Financing
Floor plan payables were assumed in connection with the Acquisition and represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility. As of December 31, 2021, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows (in thousands):

(in $000s)	December 31, 2021
Trade:
Daimler Truck Financial	$46,012
PACCAR Financial Services	26,702
Trade floor plan payables	$72,714
Non-trade:
PNC Equipment Finance, LLC	$165,239
Non-trade floor plan payables	$165,239
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $5.2 million for the year ended December 31, 2021.
Trade Floor Plan Financing:
Daimler Truck Financial
The Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) bears interest at a rate of Prime plus 0.80% after an initial interest free period of up to 150 days. The total borrowing capacity under the Daimler Facility is $175.0 million.

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

Note 8: Rental Equipment and Property and Equipment
Rental equipment, net consisted of the following:

(in $000s)	December 31, 2021	December 31, 2020
Rental equipment	$1,247,375	$654,547
Less: accumulated depreciation	(413,050)	(318,735)
Rental equipment, net	$834,325	$335,812
Property and equipment, net consisted of the following:

(in $000s)	December 31, 2021	December 31, 2020
Buildings and leasehold improvements	$52,418	$2,882
Vehicles	17,656	—
Land and improvements	20,290	—
Machinery and equipment	31,578	7,152
Furniture and fixtures	5,502	1,782
Construction in progress	2,016	2,590
Total property and equipment	129,460	14,406
Accumulated depreciation	(20,848)	(8,137)
Property and equipment, net	$108,612	$6,269

Note 9: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
ABL Facility	$394,945	$—	1.8%
2019 Credit Facility	—	250,971		3.4%
2029 Secured Notes	920,000	—	5.5%
Senior Secured Notes due 2024	—	475,000		10.0%
Notes payable	32,619	2,379	3.0%-5.0%	5.0%
Total debt outstanding	1,347,564	728,350
Deferred finance fees	(32,945)	(11,212)
Net debt	1,314,619	717,138
Less: current maturities	(6,354)	(1,280)
Long-term debt	$1,308,265	$715,858
In connection with the Acquisition and related financing transactions, on April 1, 2021, the Company entered into the ABL Facility and repaid the Custom Truck LP Credit Facility and Nesco’s 2019 Credit Facility as described in Note 3: Business Combination. Additionally, on April 1, 2021, the Company redeemed all of Nesco’s Senior Secured Notes due 2024 and paid a make-whole premium. The terms of the ABL Facility and 2029 Secured Notes are described below. The financing transactions related to the

Acquisition resulted in the recognition of a loss on the extinguishment of debt in the year ended December 31, 2021, comprised of (i) the elimination of unamortized deferred financing fees related to the 2019 Credit Facility and the Senior Secured Notes due 2024 of $8.2 million and, (ii) the payment of the make-whole premium to holders of the Senior Secured Notes due 2024 of $38.5 million. Additionally, prior to the consummation of the Acquisition, on December 3, 2020, the Company entered into a bridge financing commitment that was available to be used to provide a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Acquisition. Because the Company entered into the ABL Facility and issued the 2029 Secured Notes, financing under the bridge facility was not used; however, on the Closing Date, the Company paid $15.0 million in fees to the bridge financing parties, which fees are included in loss on extinguishment of debt, in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021.
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
As of December 31, 2021, borrowing availability under the ABL Facility was $347.0 million, and outstanding standby letters of credit were $4.0 million. Borrowings under the ABL Facility will bear interest at a floating rate, which, at Buyer’s election, will be (a) in the case of U.S. dollar denominated loans, either (i) LIBOR plus an applicable margin or (ii) the base rate plus an applicable margin; or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (a) with respect to base rate loans, 0.50% to 1.00% and (b) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
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
The obligations under the ABL Facility are guaranteed by Capitol Investment Merger Sub 2, LLC, Buyer and each of Buyer’s existing and future direct and indirect wholly owned domestic restricted subsidiaries, subject to certain exceptions, as well as certain of Buyer’s material Canadian subsidiaries (the “ABL Guarantors”). The obligations under the ABL Facility and the guarantees of those obligations are secured by (subject to certain exceptions): (i) a first priority pledge by each ABL Guarantor of all of the equity interests of restricted subsidiaries directly owned by such ABL Guarantors (limited to 65% of voting capital stock in the case of foreign subsidiaries owned directly by a U.S. subsidiary and to certain other exceptions and subject to certain exceptions in the case of non-

wholly owned subsidiaries) and (ii) a first priority security interest in substantially all of the ABL Guarantors’ present and after-acquired assets (subject to certain exceptions).
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

Debt Maturities
As of December 31, 2021, the principal payments of debt outstanding over the next five years and thereafter were as follows:

(in $000s)	Notes Payable	Long-Term Debt
2022	$6,354	$—
2023	1,597	—
2024	1,080	—
2025	1,117	—
2026	22,471	394,945
Thereafter	—	920,000
Total	$32,619	$1,314,945
Less unamortized discount and issuance costs	—	(32,945)
	$32,619	$1,282,000

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
The adoption of Topic 842 resulted in the recording of assets and lease liabilities of approximately $12.4 million and $12.4 million, respectively, as of January 1, 2021. The adoption did not have a material impact on our Consolidated Statements of Operations and Comprehensive Income (Loss) or Cash Flows.
Components of Lease Expense
The components of lease expense are as follows:

(in $000s)	Year Ended December 31, 2021
Operating lease cost	$6,969
Finance lease cost:
Amortization of lease assets	$2,973
Interest on lease liabilities	$1,431
Short-term lease cost	$3,690
Sublease income	$(5,383)
Total lease cost	$9,680
Supplemental Cash Flow Information
Supplemental cash flow information related to leases is as follows:

(in $000s)	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$6,969
Operating cash outflows - interest payments on finance leases	$1,431
Finance cash outflows - payments on finance lease obligations	$5,223

Supplemental Balance Sheet Information
Supplemental balance sheet information related to leases is as follows:

(in $000s)	December 31, 2021
Finance leases
Property and equipment	$3,535
Accumulated depreciation	(95)
Property and equipment, net	$3,440

Rental equipment	$18,715
Accumulated depreciation	(8,056)
Rental equipment, net	$10,659
Future Maturities and Payment Information
Maturities of lease liabilities as of December 31, 2021 are as follows:

(in $000s)	Operating Leases	Finance Leases
2022	$6,879	$4,326
2023	6,521	1,901
2024	5,765	3,223
2025	5,051	—
2026	4,162	—
Thereafter	20,658	—
Total lease payments	49,036	9,450
Less: imputed interest	(12,535)	(303)
Total present value of lease liabilities	$36,501	$9,147
The weighted average discount rate under operating and finance leases was 6% and 9%, respectively, as of December 31, 2021. The weighted average remaining lease term under operating and finance leases was 10.2 years and 2.8 years, respectively, as of December 31, 2021.

Note 11: Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

(in $000s)	Weighted Average Remaining Life (Years)	December 31, 2021	December 31, 2020
Goodwill		$695,865	$238,052
Intangible assets:
Trade names	13.6	180,780	29,780
Customer relationships	12.9	202,170	52,170
Non-compete agreements and other	1.8	538	520
Intangible assets		383,488	82,470
Less: accumulated amortization		(55,648)	(14,891)
Intangible assets, net		$327,840	$67,579
Supplemental Goodwill Information
We recognize goodwill when the purchase price of an acquired business exceeds the fair value of net assets acquired. The increase in goodwill as of December 31, 2021 compared to December 31, 2020 relates to the Acquisition of Custom Truck LP (see Note 3: Business Combination, for additional information). Goodwill is not amortized for financial reporting purposes.
We perform our goodwill impairment analysis annually on October 1 or more frequently if an event or circumstance (such as a significant adverse change in the business climate, operating performance metrics, or legal factors) indicates that an impairment may have occurred. Goodwill is impaired when its carrying value exceeds its implied fair value. Recognized goodwill is assigned to our reporting units using an income approach based on the present value of estimated future cash flows. Additionally, intangible assets with indefinite lives that are not amortized are tested annually for impairment on October 1, or more frequently if an event or circumstance indicates that an impairment loss may have occurred. During the year ended December 31, 2021, there were no indicators of impairment necessitating an interim impairment test of goodwill. Impairment was not indicated in the annual analysis for goodwill or intangibles for the year ended December 31, 2021.
As discussed in Note 3: Business Combination, the Company acquired Custom Truck LP on April 1, 2021 and the allocation of the purchase price is preliminary specifically in relation to acquired deferred tax assets and assumed deferred tax liabilities. Accordingly, goodwill has been assigned to our ERS segment, TES segment and APS segment on a preliminary basis. The goodwill allocation by segment as of December 31, 2021 was: $490.7 million to the ERS segment, $167.3 million to the TES segment and $37.9 million to the APS segment. As of December 31, 2020, goodwill related to our ERS segment and APS segment was $229.5 million and $8.7 million, respectively.
Supplemental Intangible Asset Information
Amortization Expense
As of December 31, 2021, estimated amortization expense for intangible assets for each of the next five years and thereafter is estimated to be as follows:

(in $000s)	Amortization
2022	$32,338
2023	25,328
2024	25,317
2025	25,315
2026	25,314
Thereafter	194,228
Total estimated future amortization expense	$327,840
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

Note 12: Earnings (Loss) Per Share
Diluted net earnings (loss) per share includes the effects of potentially dilutive shares of Common Stock. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation, all of which have been excluded from the calculation of diluted net earnings (loss) per share for the applicable periods because earnings are at a net loss and therefore, the potentially dilutive effect would be anti-dilutive. Our potentially dilutive shares aggregated 24.4 million, 27.7 million, and 26.6 million, respectively, for years ended December 31, 2021, 2020 and 2019.
The following tables set forth the computation of basic and dilutive loss per share:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
(in $000s, except share and per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(181,501)	241,370,317	$(0.75)	$(21,277)	49,064,615	$(0.43)	$(27,052)	33,066,165	$(0.82)
Dilutive common share equivalents	—	—		—	—		—	—
Diluted earnings (loss) per share	$(181,501)	241,370,317	$(0.75)	$(21,277)	49,064,615	$(0.43)	$(27,052)	33,066,165	$(0.82)

Note 13: Equity
Preferred Stock
As of December 31, 2021 and December 31, 2020, we were authorized to issue 10,000,000 and 5,000,000 shares of preferred stock with a par value of $0.0001 per share, respectively, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Common Stock
As of December 31, 2021 and December 31, 2020, we were authorized to issue 500,000,000 and 250,000,000 shares of common stock with a par value of $0.0001 per share, respectively.
During the period commencing on the date of the Acquisition and ending on the date that is eighteen months following the date of the Acquisition (the “Lockup Period” ), Platinum shall not transfer any shares of common stock beneficially owned or otherwise held by it other than transfers as allowed by the Amended and Restated Stockholder’s Agreement of Custom Truck One Source, Inc.
Contingently Issuable Shares
NESCO Holdings, LP is a Delaware limited partnership holding shares of our common stock. NESCO Holdings, LP is owned and controlled by Energy Capital Partners, and has the right to receive: (1) up to an additional 1,800,000 shares of common stock through July 31, 2024, in increments of 900,000 shares, if (x) the trading price of the common stock exceeds $13.00 per share or $16.00 per share for any 20 trading days during a 30 consecutive trading day period or (y) a sale transaction of the Company occurs in which the consideration paid per share to holders of common stock of the Company exceeds $13.00 per share or $16.00 per share, and (2) an additional 1,651,798 shares of common stock if during the seven-year period ending July 31, 2026, the trading price of common stock exceeds $19.00 per share for any 20 trading days during a 30 consecutive trading day period or if a sale transaction of the Company occurs in which the consideration paid per share to holders of common stock exceeds $19.00 per share.

Note 14: Share-Based Compensation
On July 8, 2021, the Company's stockholders approved the Amended and Restated 2019 Omnibus Incentive Plan, which increased the total authorized shares of Common Stock to 14,650,000 (the “Plan”). The purpose of the Plan is to provide the Company and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity-based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards. At December 31, 2021, there were approximately 6,743,800 shares in the share reserve still available for issuance.
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and deferred compensation. Compensation expense for equity awards recognized in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) was $17.3 million, $2.4 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock Units and Performance Stock Units
The following table summarizes the Company’s RSU and PSU award activity:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	656,666	$6.98	—	$—
Granted	867,838	$2.76	—	$—
Forfeited/cancelled/expired	(219,412)	$6.37	—	$—
Vested	(127,500)	$6.98	—	$—
Outstanding, December 31, 2020	1,177,592	$4.05	—	$—
Granted	2,227,692	$9.57	2,135,000	$5.74
Forfeited/cancelled/expired	(24,919)	$2.19	—	$—
Vested	(998,898)	$4.39	—	$—
Outstanding, December 31, 2021	2,381,467	$9.09	2,135,000	$5.74
Compensation expense for RSUs recognized in selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) was $13.6 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, unrecognized compensation expense related to these awards was $24.1 million and is expected to be recognized over a remaining period of approximately 2.9 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding stock options, December 31, 2019	1,513,334	$9.60
Granted	1,297,076	$3.70
Exercised	—	$—
Forfeited/cancelled/expired	(418,494)	$9.45
Outstanding stock options, December 31, 2020	2,391,916	$6.43
Granted	—	$—
Exercised	(502,761)	$4.99
Forfeited/cancelled/expired	(7,956)	$3.85
Outstanding stock options, December 31, 2021	1,881,199	$6.82
Compensation expense for stock options recognized in selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) was $3.7 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, unrecognized compensation expense related to stock options was $0.1 million and is expected to be recognized over a remaining period of approximately 1.9 years.
As of December 31, 2021, the total intrinsic value of stock options outstanding and currently exercisable was $3.8 million. 502,761 stock options were exercised during the year ended December 31, 2021. No stock options were exercised during the years ended December 31, 2020 and 2019.
The following table presents the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding at December 31, 2021	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Grant Date Fair Value	Options Exercisable at December 31, 2021	Weighted Average Grant Date Fair Value
$3.49 - $10.00	1,881,199	6.8	$2.37	1,788,785	$2.37

The average fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model assuming dividend yield of 0.0%, volatility of 47%, risk-free rate of return of 1.58%, and expected life of approximately seven years.
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

Note 15: Fair Value Measurements
FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
December 31, 2021
ABL Facility	$394,945	$—	$394,945	$—
2029 Secured Notes	920,000	—	949,900	—
Other notes payable	32,619	—	32,619	—
Derivative and warrant liabilities	24,164	—	2,388	21,776

December 31, 2020
2019 Credit Facility	$250,971	$—	$250,971	$—
Senior Secured Notes due 2024	475,000	—	519,379	—
Other notes payable	2,379	—	2,379	—
Derivative and warrant liabilities	7,012	—	7,012	—
The carrying amounts of the ABL Facility, the 2019 Credit Facility and other notes payable approximated fair value as of December 31, 2021 and December 31, 2020 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes and Senior Secured Notes due 2024 is calculated using Level 2 inputs, based on bid prices obtained from brokers. The Level 3 fair value presented above consists of the fair value of the Non-Public Warrants (as defined in Note 16: Financial Instruments). The Company estimated the fair value using the Black-Scholes option-pricing model based on the market value of the underlying Common Stock, the remaining contractual term of the warrant, risk-free interest rates and expected dividends, and expected volatility of the price of the underlying Common Stock.

Note 16: Financial Instruments
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
The Public Warrants continue to be accounted for as freestanding equity-classified instruments because the Company has the ability to settle with holders of the Public Warrants either by net-share or physical settlement. Because the Non-Public Warrants do not meet the “indexed to the entity’s stock” condition, they should have been accounted for as a derivative liability and remeasured at their estimated fair value each period. The change in fair value each period should have been reported in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The effect of correcting the accounting for the Non-Public Warrants from an equity-classified instrument to a liability instrument resulted in the reclassification of $10.3 million from Additional paid-in capital to derivative and warrant liabilities on the Company’s consolidated balance sheet as of January 1, 2021, which represents the initial value of the Non-Public Warrants that should have been recognized on July 31, 2019, the date on which the Company merged with the SPAC. For the year ended December 31, 2021, the Company recognized an expense of $10.8 million in Other (income) expense in its Consolidated Statements of Operations and Comprehensive Income (Loss) related to the fair value remeasurement. Included in the remeasurement amount is an income amount of $1.4 million in the year ended December 31, 2021 representing the net change in the fair value of the Non-Public Warrants from July 31, 2019 (the issue date of the Non-Public Warrants) to December 31, 2019, of $6.1 million in income, partially offset by $4.7 million in expense from the change in fair value for the year ended December 31, 2020. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated for the interim or annual periods prior to January 1, 2021, the Company applied the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, E, and concluded that the effect of the error on prior period financial statements was not material. The Company also evaluated if the cumulative effect of correcting the prior period misstatement in its consolidated financial statements would be material to the year ended December 31, 2021. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. The Company concluded the impact of correcting the accounting for the Non-Public Warrants on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021 is immaterial.
Derivatives Not Designated as Hedges
On July 17, 2019, we entered into an interest rate collar (the “Collar”) agreement to mitigate the risk of changes in the interest rate paid during the contract period for $170.0 million of the Company’s variable rate loans. Under the Collar, we are required to pay the counterparty to the agreement an amount equal to the difference between a monthly LIBOR-based interest rate and a defined interest rate floor; conversely, we are entitled to receive from the counterparty an amount equal to the excess of a LIBOR-based interest rate and a defined interest rate cap. The required payments due to or due from the counterparty are calculated by applying the interest rate differential to the notional amount ($170.0 million) and are determined monthly through July 31, 2024. The Collar expires in July 2024 and has not been designated as a cash flow hedge. The Collar is carried at fair value and reported in Derivative and warrant liabilities on the Company's Consolidated Balance Sheets ($2.4 million and $7.0 million as of December 31, 2021 and December 31, 2020, respectively) as a Level 2 measurement (see Note 15: Fair Value Measurements). The change in fair value of the Collar is recognized in Other expense (income), net in our Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $(4.6) million, $5.3 million and $1.7 million in the years ended December 31, 2021, 2020 and 2019, respectively.
The counterparty to the Collar is an investment grade major international financial institution. The Company could be exposed to losses in the event of nonperformance by the counterparty; however, the credit rating and the concentration of risk in this financial institution are monitored on a continuous basis and present no significant credit risk to the Company.

Note 17: Income Taxes
We are subject to taxation in all jurisdictions in which we operate within the United States and Canada. Substantially all of our income before income taxes for all periods presented is U.S. sourced. The provision for income tax expense (benefit), including the amount of domestic and foreign loss before taxes, is as follows:

	Year Ended December 31,
(in $000s)	2021	2020	2019
Components of income (loss) before tax:
Domestic	$(180,669)	$(49,096)	$(30,046)
Foreign	3,593	(2,255)	(2,992)
Total income (loss) before tax	(177,076)	(51,351)	(33,038)
Current tax expense (benefit):
Federal	—	(1,393)	—
Foreign	320	61	483
State	242	66	392
Total current tax expense (benefit)	562	(1,266)	875
Deferred tax expense (benefit):
Federal	(33,415)	(9,179)	852
Foreign	826	—	—
State	(9,507)	(1,786)	244
Total deferred tax expense (benefit)	(42,096)	(10,965)	1,096
Expense (benefit) from change in valuation allowance	45,959	(17,843)	(7,957)
Total tax expense (benefit)	$4,425	$(30,074)	$(5,986)
A reconciliation between the federal statutory income tax rate and our actual effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Expected federal statutory income tax rate	21.0%	21.0%	21.0%
Tax effect of differences:
Foreign operations	(0.3)%	(0.1)%	(1.2)%
Share-based payments	1.0%	(0.2)%	(0.1)%
Effect of state income taxes, net of federal income tax benefit	5.2%	2.6%	5.0%
Nondeductible acquisition costs	(0.7)%	—%	—%
Nondeductible expense on Warrants (see Note 16)	(1.3)%	—%	—%
Change in valuation allowance	(25.8)%	34.7%	(8.4)%
Other	(1.6)%	0.6%	1.8%
Effective income tax rate	(2.5)%	58.6%	18.1%
The Company's effective tax rate differs from the U.S. federal statutory tax rate of 21% due primarily to the recording of valuation allowance against our gross deferred tax assets.

The components of the deferred tax assets and liabilities are as follows:

(in $000s)	December 31, 2021	December 31, 2020
Deferred tax assets
Accounts receivable	$2,703	$1,729
Inventory	6,435	740
Transaction and debt issuance costs	4,946	2,609
Compensation and benefits	6,067	668
Net operating loss carryforwards	241,663	88,913
Section 163j interest disallowance carryforwards	21,283	9,084
Operating lease liabilities(a)	8,731	—
Foreign tax credits, accrued expenses, and other	455	1,977
Total deferred tax assets	292,283	105,720
Less: valuation allowance	(84,577)	(16,542)
Total deferred tax assets, net	207,706	89,178

Deferred tax liabilities
Financing receivable	(3,466)	—
Rental equipment and other property and equipment	(173,522)	(50,554)
Goodwill and other intangibles	(36,825)	(21,672)
Operating lease assets(a)	(8,647)	—
Prepaid expenses and other items	(867)	—
Total deferred tax liabilities	(223,327)	(72,226)
Net deferred tax asset (liability)	$(15,621)	$16,952
(a) As a result of the adoption of Topic 842 during the year ended December 31, 2021, the Company recognized deferred taxes related to operating lease operating lease right-of-use assets and operating lease liabilities.
As a result of the Acquisition, the Company expects to be able to amortize for U.S. tax purposes, a portion of the goodwill recognized from the Acquisition. For U.S. income taxes, the Acquisition was partly a taxable acquisition and partly a non-taxable acquisition. Accordingly, the taxable component is expected to give rise to increases in the tax bases for a portion of the net assets acquired, while the non-taxable component will result in a carryforward of pre-acquisition tax bases (referred as, “carryover basis”) for a portion of the net assets acquired. The differential between the fair values of the assets acquired and the carryover basis has been recognized as a net deferred tax liability as of the Closing Date (see Note 3: Business Combination). Additionally, certain federal and state net operating loss and interest expense carryforwards were acquired in the Acquisition and the utilization of these is subject to limitations prescribed by U.S. Internal Revenue Code Section 382 (“Section 382”). The aforementioned net deferred tax liabilities recognized in connection with the assignment of the purchase price from the Acquisition include deferred tax assets from the tax deduction carryforwards, and were reduced by a valuation allowance as of the Closing Date.
We record a valuation allowance against deferred tax assets when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance primarily relates to federal and state net operating loss carryforwards, as well as disallowed interest expense deduction carryforwards. While the Acquisition resulted in a significant increase in deferred tax liabilities, these tax liabilities, which give rise to future taxable income against which tax carryforwards may be applied, are subject to limitations. Federal and state income tax limitation rules are expected to limit the application of our carryforwards and, accordingly, we record a valuation allowance to reduce our deferred tax assets to amounts expect to be realized.
The following presents changes in the valuation allowance:

	Year Ended December 31,
(in $000s)	2021	2020	2019
Valuation allowance - beginning of year	$(16,542)	$(34,385)	$(31,610)
Assigned in purchase accounting (see Note 3)	(22,076)	—	—
Charged to benefit (expense)(a)	(45,959)	17,843	(2,775)
Valuation allowance - end of year	$(84,577)	$(16,542)	$(34,385)
(a) Charged to benefit (expense) during the year ended December 31, 2021 includes a reduction to the allowance of approximately $9.1 million related to federal and state disallowed interest expense deduction carryforwards, offset by additional valuation allowance related to tax losses generated in the year, resulting in net income tax expense of $4.4 million.

As discussed above, the Company acquired certain federal and state net operating loss and interest expense carryforwards in connection with the Acquisition, the utilization of which is subject to limitations prescribed by Section 382. Accordingly, a portion of the carryforwards is expected to expire prior to being utilized. As of December 31, 2021, we had net operating loss carryforwards of approximately $1,035.6 million for U.S. federal income tax purposes and $447.1 million for state income tax purposes. As of December 31, 2020, we had net operating loss carryforwards of approximately $363.0 million for U.S. federal income tax purposes and $223.2 million for state income tax purposes. The net operating loss carryforwards expire at various dates commencing during 2027 through 2037 for U.S. federal income tax purposes and 2022 through 2041 for state income tax purposes.

Note 18: Concentration Risks
Concentration of Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and accounts receivable. We maintain cash with federally insured financial institutions and may maintain deposits in excess of financial insured limits. However, we believe that we are not exposed to significant credit risks due to the financial position of the depository institutions in which our deposits are held. No customer accounted for more than 3% and three customers, collectively, accounted for 11.1%, respectively, of consolidated revenue in 2021 and 2020. No customer accounted for more than 10.0% of 2019 consolidated revenue. No customer accounted for more than 10% of accounts receivable as of December 31, 2021. Receivables from three customers were 12.1% of accounts receivable as of December 31, 2020.
Vendor Concentrations
In 2021 no vendor accounted for more than 10.0% of purchases. In 2020 and 2019, three vendors, collectively, accounted for more than 10.0% of purchases. Three and one vendors represented more than 10.0% of accounts payable as of December 31, 2021 and December 31, 2020, respectively.

Note 19: Commitments and Contingencies
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
Legal Matters
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. At this time, no claims of these types, certain of which are covered by insurance policies, have had a material effect on the Company. Certain jurisdictions in which the Company operates do not provide insurance recoveries related to punitive damages. For matters pertaining to the pre-Acquisition activities of Custom Truck LP, Sellers have agreed to indemnify Nesco and Buyer for losses arising out of the breach of Sellers’ pre-closing covenants in the Purchase Agreement and certain indemnified tax matters, with recourse limited to a $10 million and $8.5 million escrow account, respectively.
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

Note 20: Related Parties
The Company has transactions with related parties as summarized below.
Rentals and Sales — Energy Capital Partners (“ECP”), a stockholder in the Company, and their affiliates have ownership interests in a broad range of companies. The Company has entered into commercial transactions with subsidiaries of PLH Group, Inc., a company partially owned by an affiliate of ECP.
The Company rents and sells equipment and provides services to R&M Equipment Rental, a business partially owned by members of the Company’s management. The Company also rents equipment and purchases inventory, from R&M Equipment Rental. During the year ended December 31, 2021, the Company purchased approximately $19.4 million in rental equipment from R&M Equipment Rental.
The PIPE Investors, as described in Note 3: Business Combination, included certain members of management and directors of the Company, which persons purchased approximately 1.4 million shares of the Company’s common stock at a price of $5.00 per share.
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
A summary of the transactions with the foregoing related parties included in the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Year Ended December 31,
(in $000s)	2021	2020	2019
Total revenues from transactions with related parties	$23,251	$9,181	$11,500
Expenses incurred from transactions with related parties included in cost of revenue	$1,687	$—	$—
Expenses incurred from transactions with related parties included in operating expenses	$4,283	$—	$—
Amounts receivable from/payable to related parties included in the Consolidated Balance Sheets are as follows:

(in $000s)	December 31, 2021	December 31, 2020
Accounts receivable from related parties	$5,145	$3,506
Accounts payable to related parties	$26	$—

Note 21: Segments
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

The Company’s segment results are presented in the tables below:

	Year Ended December 31,
	2021
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$354,557	$—	$15,510	$370,067
Equipment sales	105,435	589,899	—	695,334
Parts and services	—	—	101,753	101,753
Total revenue	459,992	589,899	117,263	1,167,154
Cost of revenue:
Rentals/parts and services	94,644	—	86,943	181,587
Equipment sales	90,420	528,024	—	618,444
Depreciation of rental equipment	151,954	—	5,156	157,110
Total cost of revenue	337,018	528,024	92,099	957,141
Gross profit	$122,974	$61,875	$25,164	$210,013

	Year Ended December 31,
	2020
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$179,933	$—	$15,557	$195,490
Equipment sales	31,533	25,099	—	56,632
Parts and services	—	—	50,617	50,617
Total revenue	211,466	25,099	66,174	302,739
Cost of revenue:
Rentals/parts and services	56,140	—	44,217	100,357
Equipment sales	25,615	21,792	—	47,407
Depreciation of rental equipment	74,376	—	4,156	78,532
Total cost of revenue	156,131	21,792	48,373	226,296
Gross profit	$55,335	$3,307	$17,801	$76,443

	Year Ended December 31,
	2019
	ERS	TES	APS	Total
Revenue:
Rental	$182,720	$—	$15,276	$197,996
Equipment sales	23,767	10,308	—	34,075
Parts and services	—	—	31,964	31,964
Total revenue	206,487	10,308	47,240	264,035
Cost of revenue:
Rentals/parts and services	47,751	—	30,346	78,097
Equipment sales	20,302	8,520	—	28,822
Depreciation of rental equipment	66,228	—	4,340	70,568
Total cost of revenue	134,281	8,520	34,686	177,487
Gross profit	$72,206	$1,788	$12,554	$86,548
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

Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated loss before income taxes:

	Year Ended December 31,
(in $000s)	2021	2020	2019
Gross Profit	$210,013	$76,443	$86,548
Selling, general and administrative expenses	155,783	46,409	37,284
Amortization	40,754	3,153	3,007
Non-rental depreciation	3,613	95	115
Transaction expenses	51,830	9,538	10,124
Loss on extinguishment of debt	61,695	—	4,005
Interest expense, net	72,843	63,200	63,361
Financing and other expense (income)	571	5,399	1,690
Income (Loss) Before Income Taxes	$(177,076)	$(51,351)	$(33,038)
The following table presents total assets by country:

(in $000s)	December 31, 2021	December 31, 2020
Assets:
United States	$2,653,058	$762,696
Canada	30,708	5,447
Mexico	—	261
	$2,683,766	$768,404

Note 22: Subsequent Events
On January 14, 2022, we closed a membership interest purchase agreement to acquire all of the issued and outstanding membership interests in Hi-Rail Leasing, Inc., a specialty equipment rental and sales provider to the electric utility T&D, telecommunications, infrastructure, and rail industries in Canada for approximately $51 million inclusive of customary post-closing adjustments.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
As previously reported on our Current Report on Form 8-K, dated April 1, 2021, upon the approval of the audit committee of our board of directors, Deloitte & Touche LLP (“Deloitte”) was dismissed as our independent registered public accounting firm, and Ernst & Young LLP (“EY”) was engaged as our independent registered public accounting firm. Deloitte served as the independent registered public accounting firm for NESCO Holdings prior to the Closing (as defined below). In connection with the consummation of the acquisition of Custom Truck LP on April 1, 2021 (the “Closing”), EY became the independent registered public accounting firm for CTOS effective April 1, 2021.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 because of the material weaknesses in our internal control over financial reporting described below.
(b) Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (“COSO”) in Internal Control-Integrated Framework. Management’s assessment did not include the internal controls of Custom Truck LP, which is included in the Company’s 2021 consolidated financial statements and constituted 76% of the Company’s total assets as of December 31, 2021 and 79% of the Company’s total revenue for the year then ended.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021, the Company’s internal control over financial reporting was not effective, due to the material weaknesses described below.
Inadequate General Information Technology Controls and Business Process Controls
On April 1, 2021, we completed the acquisition of Custom Truck LP, which resulted in a significant change in the Company’s internal control over financial reporting. We are in the process of integrating policies, processes, people, technology and operations for the combined company. As part of this integration, we have identified deficiencies in the design and operating effectiveness of internal controls associated with the control activities component of the COSO framework. These include:
1.During the third quarter ended September 30, 2021, we identified a material weakness in the design and operation of information technology general controls (“ITGCs”) related to an enterprise resource planning (“ERP”) system that supports the processes related to the preparation of our consolidated financial statements. Specifically, we did not maintain adequate control over user access to the ERP system to ensure appropriate segregation of duties and to restrict access to financial applications and data to appropriate Company personnel.
2.During the fourth quarter ended December 31, 2021, we identified control deficiencies related to overall ITGCs for both user access and program change-management for systems supporting all of the Company’s internal control processes and controls, controls over the completeness and accuracy of information used in business process controls and management review controls. Our business process controls (automated and manual) and management review controls were also deemed ineffective because they are adversely impacted by ineffective ITGCs. These control deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that may not be prevented or detected.
Accordingly, these deficiencies constitute material weaknesses. The material weaknesses did not result in any identified misstatements to our consolidated financial statements, and there were no changes to previously released financial results. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an adverse report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.
(c) Remediation of the Material Weaknesses in Internal Control Over Financial Reporting
The Company is in the process of implementing changes associated with the design, implementation, and monitoring information technology general controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes to ensure that internal controls are designed and operating effectively. A significant portion of our remediation plan to address the control deficiencies encompass the completion of our new ERP system implementation planned for the second quarter of 2022. The new ERP system will allow us to address segregation of duties by establishing user roles specific to the nature of each job function. We are also establishing controls to ensure appropriate authorization of new user access requests, including performance of routine reviews of user access, and controls over program-change management. Additionally, management is in the process of enhancing relevant process level controls that are relevant to the preparation of consolidated financial statements. The material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
(d) Changes to Internal Control over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act are included as Exhibits 31 and 32 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Custom Truck One Source, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Custom Truck One Source, Inc.’s, internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Custom Truck One Source, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in the design and operation of controls related to:
(a) Not fully designing, implementing and monitoring general information technology controls in the areas of user access for a system that supports the processes related the preparation of the Company’s consolidated financial statements; and
(b) Not fully designing, implementing and monitoring general information technology controls including user access and program change-management, for systems supporting all of the Company’s internal control processes, controls over the completeness and accuracy of information used in business process controls and management review controls. Business process controls (automated and manual) and management review controls were also deemed ineffective because they are adversely impacted by ineffective ITGCs. These control deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that may not be prevented or detected.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Custom Truck, LP, which is included in the 2021 consolidated financial statements of Custom Truck One Source, Inc. and constituted 76% of total assets as of December 31, 2021 and 79% of revenues for the year then ended. Our audit of internal control over financial reporting of Custom Truck One Source, Inc. also did not include an evaluation of the internal control over financial reporting of Custom Truck LP.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15 (a). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 16, 2022, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Kansas City, Missouri
March 16, 2022

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
We maintain a code of ethics applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. This code is publicly available on our website at https://investors.customtruck.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at https://investors.customtruck.com or in a Current Report on Form 8-K filed with the SEC
The remaining information required by this item is incorporated by reference to, the applicable information in our Proxy Statement related to the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2022.

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to, the applicable information in our Proxy Statement related to the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to, the applicable information in our Proxy Statement related to the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2022.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to, the applicable information in our Proxy Statement related to the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2022.

Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to, the applicable information in our Proxy Statement related to the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2022.

PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)     Financial Statement Schedule

Condensed Financial Information for Custom Truck One Source, Inc.
for the years ended December 31, 2021, 2020 and 2019

Custom Truck One Source, Inc.
Condensed Parent Company Balance Sheets

(in $000s, except share data)	December 31, 2021	December 31, 2020
Assets
Investment in subsidiaries	$890,590	$—
Deferred income taxes	—	24,869
Total Assets	$890,590	$24,869

Liabilities and Stockholders' Deficit
Liabilities
Derivative and warrants liabilities	$21,605	$—
Deferred income taxes	15,644	—
Negative investment in subsidiaries	—	61,105
Total long-term liabilities	37,249	61,105

Commitments and contingencies (see Note 5)

Stockholders' Equity (Deficit)
Common stock — 0.0001 par value, 500,000,000 shares authorized, 247,358,412 and 49,156,753 shares issued and outstanding, at December 31, 2021 and 2020, respectively	25	5
Treasury stock, at cost — 318,086 shares at December 31, 2021	(3,020)	—
Additional paid-in capital	1,503,826	429,748
Accumulated deficit	(647,490)	(465,989)
Total stockholders' equity (deficit)	853,341	(36,236)
Total Liabilities and Stockholders' Equity (Deficit)	$890,590	$24,869
See accompanying notes to condensed parent company financial statements.

Custom Truck One Source, Inc.
Condensed Parent Company Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in $000s)	2021	2020	2019
Operating Expenses
Selling, general, and administrative expenses	$17,313	$2,357	$816
Total operating expenses	17,313	2,357	816
Operating Loss	(17,313)	(2,357)	(816)

Other Expense
Equity in net loss of subsidiaries	148,948	48,994	32,222
Other expense	10,815	—	—
Total other expense	159,763	48,994	32,222

Income (Loss) Before Income Taxes	(177,076)	(51,351)	(33,038)
Income Tax Expense (Benefit)	4,425	(30,074)	(5,986)
Net Income (Loss)	$(181,501)	$(21,277)	$(27,052)

Other Comprehensive Income (Loss):
Interest rate collar (net of taxes of $285 in the year ended December 31, 2019)	$—	$—	$396
Other Comprehensive Income (Loss)	—	—	396
Comprehensive Income (Loss)	$(181,501)	$(21,277)	$(26,656)
See accompanying notes to condensed parent company financial statements.

Custom Truck One Source, Inc.
Condensed Parent Company Statements of Cash Flows

	Year Ended December 31,
(in $000s)	2021	2020	2019
Operating Activities
Net cash flow from operating activities	$(148,948)	$(48,994)	$(179,491)

Investing Activities
Changes in investment in subsidiaries	(727,014)	48,994	32,222
Net cash flow from investing activities	(727,014)	48,994	32,222

Financing Activities
Proceeds from merger and recapitalization	—	—	147,269
Proceeds from issuance of common stock	883,000	—	—
Common stock issuance costs	(6,386)	—	—
Share-based payments	(652)	—	—
Net cash flow from financing activities	875,962	—	147,269

Net Change in Cash	—	—	—
Cash at Beginning of Period	—	—	—
Cash at End of Period	$—	$—	$—
See accompanying notes to condensed parent company financial statements.

Custom Truck One Source, Inc.
Notes to Condensed Parent Company Financial Statements
Note 1: Basis of Presentation
Custom Truck One Source, Inc. (the “Parent”), a Delaware corporation, serves as the parent for its two primary operating companies, Custom Truck One Source, L.P. and NESCO, LLC (the “Subsidiaries”). The Subsidiaries are engaged in the business of providing a range of services and products to customers through sales and rentals of specialty equipment, sales of parts related to the specialty equipment, and repair and maintenance services related to that equipment. On April 1, 2021, the Parent, through its wholly-owned subsidiary, NESCO Holdings II, Inc., acquired Custom Truck One Source, L.P. (the “Acquisition”). In connection with the Acquisition, the Parent issued shares of its common stock to certain investors and in exchange for the member interests of Custom Truck One Source, L.P. Additionally, NESCO Holdings II, Inc. issued new notes payable, proceeds from which were used for the Acquisition, to repay prior indebtedness and to pay transaction expenses. Refer to Note 3: Business Combination, to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about the Acquisition and related financing transactions.
These parent company condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto of Custom Truck One Source, Inc included in this Annual Report on Form 10-K. For purposes of these condensed financial statements, the Parent’s wholly owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

Note 2: Financial Instruments
The Parent’s derivatives and warrants liabilities are comprised of warrants (the “Warrants”) that provide for the purchase of approximately 20.9 million shares of the Parent’s common stock. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to certain adjustments. Refer to Note 16: Financial Instruments, to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about financial instruments.

Note 3: Debt
The Parent’s subsidiaries have debt obligations under a revolving credit facility that are guaranteed by the Parent and each of its direct and indirect, existing and future, material wholly-owned domestic subsidiaries. Obligations under the ABL will be secured by a first-priority lien on substantially all the assets of the Parent and its subsidiaries. The obligations contain customary financial and non-financial covenants, including covenants that impose restrictions on, among other things, additional indebtedness, liens, investments, advances, guarantees and mergers and acquisitions. These covenants also place restrictions on asset sales, dividends and certain transactions with affiliates. Refer to Note 9: Long-Term Debt, to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about the Parent’s subsidiaries’ debt obligations.

Note 4: Income Taxes
Refer to Note 17: Income Taxes, to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about subsidiaries’ income taxes.

Note 5: Commitments and Contingencies
Refer to Note 19: Commitments and Contingencies, to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about commitments and contingencies.

Note 6: Subsequent Events
Refer to Note 22: Subsequent Events to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about subsequent events.

Note 7: Changes in Stockholders’ Equity (Deficit)
The following table provides a reconciliation of the beginning and ending amounts of total stockholders’ equity (deficit) for the years ended December 31, 2021 and 2020.

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2019	49,033,903	—	$5	$—	$427,391	$(444,712)	$(17,316)
Net income (loss)	—	—	—	—	—	(21,277)	(21,277)
Share-based payments	122,850	—	—	—	2,357	—	2,357
Balance, December 31, 2020	49,156,753	—	$5	$—	$429,748	$(465,989)	$(36,236)
Net income (loss)	—	—	—	—	—	(181,501)	(181,501)
Share-based payments	1,501,659	(318,086)	—	(3,020)	19,839	—	16,819
Warrants liability reclassification (see Note 2)	—	—	—	—	(10,290)	—	(10,290)
Shares issued in business combination	196,700,000	—	20	—	1,064,529	—	1,064,549
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,503,826	$(647,490)	$853,341

(b)     Exhibits

Exhibit No.	Description
2.1†
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

4.2	Form of 5.50% Senior Note due 2029 (included in Exhibit 4.1 hereto) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 2, 2021)
4.3	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act.
10.1†
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

10.3†
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

10.5+
Transition Agreement, dated May 20, 2021, by and between Joshua Boone and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 26, 2021)

10.6+
Good Reason Extension Letter, dated May 21, 2021, by and between Robert Blackadar and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 26, 2021)

10.7+
Good Reason Extension Letter, dated May 20, 2021, by and between Kevin Kapelke and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 26, 2021)

10.8§	Release Agreement, by and between Lee Jacobson and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 26, 2021)
10.9+
Custom Truck One Source, Inc. Amended and Restated 2019 Omnibus Incentive Plan (filed as Annex A to Custom Truck One Source, Inc.’s Definitive Proxy Statement on Schedule 14A filed June 10, 2021, File No. 001-38186, and incorporated herein by reference)

10.10+
Employment Agreement, dated November 2, 2021, by and between Fred Ross and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 8, 2021)

10.11+
Employment Agreement, dated November 2, 2021, by and between Bradley Meader and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 8, 2021)

10.12+	Form Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on April 2, 2021)
10.13+	Form of Rollover and Contribution Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2020)
10.14†
Common Stock Purchase Agreement, dated as of December 3, 2020, by and between Nesco Holdings, Inc. and PE One Source Holdings, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 4, 2020)

10.15*	Employment Agreement, dated November 2, 2021, by and between Thomas “Smiley” Rich and Custom Truck One Source, Inc.
10.16*	Employment Agreement, dated November 2, 2021, by and between Joe Ross and Custom Truck One Source, Inc.
10.17*	Form of Performance Stock Agreement
10.18*	Form of Restricted Stock Agreement
21.1*	Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Ernst & Young LLP
24.1*	Power of attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
§ Certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K

Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	March 16, 2022	/s/ Fred Ross
Fred Ross, Chief Executive Officer

Date:	March 16, 2022	/s/ Bradley Meader
Bradley Meader, Chief Financial Officer

Date:	March 16, 2022	/s/ R. Todd Barrett
R. Todd Barrett, Chief Accounting Officer
POWER OF ATTORNEY
The undersigned directors and officers of CTOS hereby constitute and appoint Fred Ross, Bradley Meader, and R. Todd Barrett with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marshall Heinberg	Chairman of the Board	March 16, 2022
Marshall Heinberg

/s/ Bryan Kelln	Director	March 16, 2022
Bryan Kelln

/s/ David Glatt	Director	March 16, 2022
David Glatt

/s/ David Wolf	Director	March 16, 2022
David Wolf

Name	Title	Date

/s/ Fred Ross	Chief Executive Officer and Director	March 16, 2022
Fred Ross

/s/ Georgia Nelson	Director	March 16, 2022
Georgia Nelson

/s/ Louis Samson	Director	March 16, 2022
Louis Samson

/s/ Mark Ein	Director	March 16, 2022
Mark Ein

/s/ Paul Bader	Director	March 16, 2022
Paul Bader

/s/ Rahman D’Argenio	Director	March 16, 2022
Rahman D’Argenio

/s/ Bradley Meader	Chief Financial Officer	March 16, 2022
Bradley Meader

/s/ R. Todd Barrett	Chief Accounting Officer	March 16, 2022
R. Todd Barrett