Form 10-Q
period 2022-03-31
Custom Truck One Source, Inc.
filed 2022-05-10
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of common stock outstanding as of April 28, 2022 was 247,589,922.

Custom Truck One Source, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$23,811	$35,902
Accounts receivable, net	174,057	168,394
Financing receivables, net	36,487	28,649
Inventory	463,722	410,542
Prepaid expenses and other	14,847	13,217
Total current assets	712,924	656,704
Property and equipment, net	107,723	108,612
Rental equipment, net	834,645	834,325
Goodwill	713,832	695,865
Intangible assets, net	314,505	327,840
Operating lease assets	35,453	36,014
Other assets	26,997	24,406
Total Assets	$2,746,079	$2,683,766
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$108,484	$91,123
Accrued expenses	61,963	60,337
Deferred revenue and customer deposits	25,684	35,791
Floor plan payables - trade	59,682	72,714
Floor plan payables - non-trade	220,300	165,239
Operating lease liabilities - current	5,283	4,987
Current maturities of long-term debt	4,950	6,354
Current portion of finance lease obligations	4,559	4,038
Total current liabilities	490,905	440,583
Long-term debt, net	1,324,396	1,308,265
Finance leases	2,313	5,109
Operating lease liabilities - noncurrent	30,718	31,514
Deferred income taxes	21,545	15,621
Derivative, warrants and other liabilities	17,693	24,164
Total long-term liabilities	1,396,665	1,384,673

Commitments and contingencies (see Note 14)

Stockholder's Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized, 247,461,042 and 247,358,412 shares issued and outstanding, at March 31, 2022 and December 31, 2021, respectively	25	25
Treasury stock, at cost — 339,591 and 318,086 shares at March 31, 2022 and December 31, 2021, respectively	(3,307)	(3,020)
Additional paid-in capital	1,512,554	1,508,995
Accumulated deficit	(650,763)	(647,490)
Total stockholders' equity (deficit)	858,509	858,510
Total Liabilities and Stockholders' Equity	$2,746,079	$2,683,766
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Net Income (Loss) (unaudited)

	Three Months Ended March 31,
(in $000s, except share and per share data)	2022	2021
Revenue
Rental revenue	$109,145	$48,289
Equipment sales	227,186	17,987
Parts sales and services	30,145	12,023
Total revenue	366,476	78,299
Cost of Revenue
Cost of rental revenue	25,793	16,928
Depreciation of rental equipment	44,964	17,844
Cost of equipment sales	187,278	13,665
Cost of parts sales and services	23,948	9,643
Total cost of revenue	281,983	58,080
Gross Profit	84,493	20,219
Operating Expenses
Selling, general and administrative expenses	53,655	12,050
Amortization	13,335	754
Non-rental depreciation	3,047	21
Transaction expenses	4,648	10,448
Total operating expenses	74,685	23,273
Operating Income (Loss)	9,808	(3,054)
Other Expense
Interest expense, net	19,156	14,906
Financing and other expense (income)	(9,080)	5,857
Total other expense	10,076	20,763
Income (Loss) Before Income Taxes	(268)	(23,817)
Income Tax Expense (Benefit)	3,005	4,090
Net Income (Loss)	$(3,273)	$(27,907)

Basic and Diluted Earnings (Loss) Per Share	$(0.01)	$(0.57)
Weighted-Average Common Shares Outstanding	247,057,564	48,619,613
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in $000s)	2022	2021
Operating Activities
Net income (loss)	$(3,273)	$(27,907)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	62,500	19,905
Amortization of debt issuance costs	1,326	—
Provision for losses on accounts receivable	2,811	1,383
Share-based compensation	3,364	698
Gain on sales and disposals of rental equipment	(5,420)	(4,139)
Change in fair value of derivative and warrants	(5,767)	5,846
Deferred tax expense (benefit)	2,849	3,826
Changes in assets and liabilities:
Accounts and financing receivables	(33,520)	1,520
Inventories	(51,384)	(5,081)
Prepaids, operating leases and other	(4,637)	(5,545)
Accounts payable	29,869	(956)
Accrued expenses and other liabilities	(5,343)	(1,437)
Floor plan payables - trade, net	(13,031)	—
Customer deposits and deferred revenue	(10,115)	(199)
Net cash flow from operating activities	(29,771)	(12,086)
Investing Activities
Acquisition of business, net of cash acquired	(50,513)	—
Purchases of rental equipment	(45,945)	(11,368)
Proceeds from sales and disposals of rental equipment	49,961	15,416
Other investing activities, net	(1,961)	(76)
Net cash flow from investing activities	(48,458)	3,972
Financing Activities
Proceeds from debt	75	—
Share-based payments	(6)	—
Borrowings under revolving credit facilities	50,000	25,461
Repayments under revolving credit facilities	(34,844)	(16,431)
Repayments of notes payable	(1,872)	(182)
Finance lease payments	(2,275)	(955)
Acquisition of inventory through floor plan payables - non-trade	140,126	—
Repayment of floor plan payables - non-trade	(85,066)	—
Net cash flow from financing activities	66,138	7,893
Net Change in Cash and Cash Equivalents	(12,091)	(221)
Cash and Cash Equivalents at Beginning of Period	35,902	3,412
Cash and Cash Equivalents at End of Period	$23,811	$3,191

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Three Months Ended March 31,
(in $000s)	2022	2021
Supplemental Cash Flow Information
Interest paid	$4,865	$26,287
Income taxes paid	—	122
Non-Cash Investing and Financing Activities
Rental equipment and property and equipment purchases in accounts payable	—	6,285
Rental equipment sales in accounts receivable	23,551	1,505
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,508,995	$(647,490)	$858,510
Net income (loss)	—	—	—	—	—	(3,273)	(3,273)
Share-based payments	102,630	(21,505)	—	(287)	3,559	—	3,272
Balance, March 31, 2022	247,461,042	(339,591)	$25	$(3,307)	$1,512,554	$(650,763)	$858,509

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2020	49,156,753	—	$5	$—	$434,917	$(465,989)	$(31,067)
Net income (loss)	—	—	—	—	—	(27,907)	(27,907)
Share-based payments	62,630	—	—	—	597	—	597
Warrants liability reclassification (see Note 12)	—	—	—	—	(10,290)	—	(10,290)
Balance, March 31, 2021	49,219,383	—	$5	$—	$425,224	$(493,896)	$(68,667)
See accompanying notes to unaudited condensed consolidated financial statements.

 Custom Truck One Source, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Business and Organization
Organization
Custom Truck One Source, Inc., formerly Nesco Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries are engaged in the business of providing a range of products and services to customers through rentals and sales of specialty equipment, rentals and sales of aftermarket parts and services related to the specialty equipment, and repair, maintenance and customization services related to that equipment. Immediately following the acquisition by Nesco Holdings II, Inc. of Custom Truck One Source, L.P. (“Custom Truck LP”) as discussed in Note 3: Business Combinations, on April 1, 2021 (the “Acquisition”), Nesco Holdings, Inc. (“Nesco Holdings”) changed its name to “Custom Truck One Source, Inc.” and changed The New York Stock Exchange ticker for its shares of common stock (“Common Stock”) from “NSCO” to “CTOS,” and the ticker of its redeemable warrants from “NSCO.WS” to “CTOS.WS.” Terms such as, “we,” “our,” “us,” or “the Company” refer to Nesco Holdings prior to the Acquisition, and to the combined company after the Acquisition. Unless the context otherwise requires, the term “Nesco” or “Nesco Holdings” as used in these financial statements means Nesco Holdings and its consolidated subsidiaries prior to the Acquisition, and the term “Custom Truck LP” means Custom Truck LP and its consolidated subsidiaries prior to and on the date of the Acquisition.
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

Aftermarket Parts and Services (“APS”) Segment
The APS segment includes the sale of specialized aftermarket parts, including captive parts related to our Load KingTM brand, used in the maintenance and repair of the equipment we sell and rent. Specialized tools, including stringing blocks, insulated hot stick, and rigging equipment, are sold or rented to customers on an individual basis or in packaged specialty kits. We also provide truck and equipment maintenance and repair services, which are executed throughout our nationwide branch network and fleet of mobile technicians supported by our 24/7 call center based in Kansas City, Missouri.
COVID-19 and Supply Chain
Uncertainty remains regarding emerging variant strains of the Coronavirus Disease 2019 ("COVID-19") pandemic, and regarding the length of time it will take for the COVID-19 pandemic to subside, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic. The Company serves critical infrastructure sectors that have been identified by the United States Cybersecurity and Infrastructure Security Agency (“CISA”) as vital to the U.S., and the Company has continued to meet the needs of customers during the pandemic. The unprecedented nature of the COVID-19 pandemic continues to make it difficult to predict our future business and financial performance. The ensuing economic impacts from restrictions put in place around the globe to address the COVID-19 pandemic, including shutdowns and workplace changes, have led to issues, broadly, in the global flow of goods and services (the “supply chain”). The Company continues to monitor the impact of the COVID-19 pandemic and related restrictions on our supply chain, including, but not limited to, the commercial vehicle manufacturers that provide the chassis used in our production and manufacturing processes. Supply chain disruptions, such as the ongoing semiconductor shortage, could potentially limit the ability of these manufacturers to meet demand in future periods.

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the accounting policies described below. Our consolidated financial statements include the accounts of all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires that these Unaudited Condensed Consolidated Financial Statements and most of the disclosures in these Notes be presented on a historical basis, as of or for the current interim period ended or comparable prior period. The consolidated financial position and results of operations and cash flows (including segment information) presented herein include those of Custom Truck One Source, Inc. as of March 31, 2022 and since the date of the Acquisition. Financial information presented for periods prior to the Acquisition represent those of Nesco Holdings and its subsidiaries.
The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and the Condensed Consolidated Balance Sheet at December 31, 2021, has been derived from the audited consolidated financial statements of Custom Truck One Source, Inc. at that date. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements, have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the Custom Truck One Source, Inc. audited consolidated financial statements included in the Custom Truck One Source, Inc. Annual Report on Form 10-K for the year ended December 31, 2021.
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
We monitor ongoing credit exposure through an active review of customer balances against contract terms and due dates. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowances for credit losses reflect the estimate of the amount of receivables that management assesses will be unable to be collected based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease the allowances. We review the adequacy of the allowance on a quarterly basis. The allowance for doubtful accounts was $12.8 million and $10.8 million as of March 31, 2022 and December 31, 2021, respectively, and is included in accounts receivable, net on our Condensed Consolidated Balance Sheets.

Note 3: Business Combinations
Acquisition of Custom Truck One Source, L.P.
On December 3, 2020, Nesco Holdings and Nesco Holdings II, Inc., a subsidiary of Nesco Holdings (the “Buyer” or the “Issuer”), entered into a Purchase and Sale Agreement (as amended, the “Purchase Agreement”) with certain affiliates of The Blackstone Group (“Blackstone”) and other direct and indirect equity holders (collectively, “Sellers”) of Custom Truck One Source, L.P., Blackstone Capital Partners VI-NQ L.P., and PE One Source Holdings, LLC, an affiliate of Platinum Equity, LLC (“Platinum”), pursuant to which Buyer agreed to acquire 100% of the partnership interests of Custom Truck LP. In connection with the Acquisition, Nesco Holdings and certain Sellers entered into Rollover and Contribution Agreements (the “Rollover Agreements”), pursuant to which such Sellers agreed to contribute a portion of their equity interests in Custom Truck LP (the “Rollovers”) with an aggregate value of $100.5 million in exchange for shares of Common Stock, valued at $5.00 per share. We believe the Acquisition creates a leading, one-stop shop for specialty equipment, serving highly attractive and growing infrastructure end markets, including transmission and distribution, telecom, rail and other national infrastructure initiatives.
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
Opening Balance Sheet
The acquisition of Custom Truck One Source, L.P. has been accounted for using the acquisition method of accounting, and the Company is considered the accounting acquirer. Under the acquisition method of accounting, we are required to assign the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the purchase price over those fair values is recorded as goodwill. The total purchase price has been assigned to the underlying assets acquired and liabilities assumed based upon their fair values as of the Closing Date, and the estimated fair values have been recorded based on independent valuations, discounted cash flow analysis, quoted market prices, contributory asset charges, and estimates made by management, which estimates fall under “Level 3” of the fair value hierarchy (as defined in Note 11: Fair Value Measurements).
The following table summarizes the April 1, 2021 fair values of the assets acquired and liabilities assumed. Since the Closing Date, the Company identified and recorded certain measurement period adjustments to the preliminary purchase price allocation, which are reflected in the table below. These adjustments were not significant and related primarily to rental equipment and current liabilities. The measurement period adjustments, coupled with the additional cash consideration discussed above, increased goodwill by approximately $15.6 million during the year ended December 31, 2021. The final assessment of the fair value of the Custom Truck LP assets acquired and liabilities assumed was complete as of March 31, 2022.

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
d.The goodwill recognized is attributable primarily to synergies and economies of scale provided by the acquired rental and new equipment sales businesses, as well as the assembled workforce of Custom Truck LP. Approximately $265.4 million of the goodwill is expected to be deductible for income tax purposes.

Goodwill attributable to the Acquisition is assigned to our Segments as follows:

(in $000s)
ERS	$261,607
TES	167,307
APS	28,899
Financing Transactions
On the Closing Date, the Issuer issued $920 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes were issued pursuant to an indenture, dated as of April 1, 2021, by and among the Issuer, Wilmington Trust, National Association, as trustee, and the guarantors party thereto (the “Indenture”). The Issuer will pay interest on the Notes semi-annually in arrears on April 15 and October 15 of each year, which commenced on October 15, 2021. Unless earlier redeemed, the 2029 Secured Notes will mature on April 15, 2029. The notes were offered pursuant to a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside of the United States in reliance on Regulation S under the Securities Act. The proceeds from the issuance and sale of the 2029 Secured Notes were used to consummate the Acquisition and to repay the Senior Secured Notes due 2024 previously issued by Nesco Holdings, repay certain indebtedness of Custom Truck LP and pay certain fees and expenses related to the Acquisition and financing transactions.
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
Pro Forma Information
The below pro forma information is presented for the three months ended March 31, 2021 and uses the estimated fair value of assets and liabilities on the Closing Date, and makes the following assumptions: (1) removes acquisition-related costs and charges that were recognized in the Company's consolidated financial statements in the three months ended March 31, 2021 and applies these costs and charges as if the Acquisition and related financing transactions had occurred on January 1, 2020; (2) adjusts for the impacts of purchase accounting in the three months ended March 31, 2021; (3) adjusts interest expense, including amortization of debt issuance costs, to reflect borrowings on the ABL Facility and issuance of the 2029 Secured Notes, as if the funds had been borrowed and the notes had been issued on January 1, 2020 and used to repay Nesco’s 2019 Credit Facility, Nesco’s Senior Secured Notes due 2024 and the Custom Truck LP Credit Facility and term loan; and (4) adjusts for the income tax effect using a tax rate of 25%. The pro forma information is not necessarily indicative of the Company’s results of operations had the Acquisition been completed on January 1, 2020, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies, synergies, or revenue opportunities that could result from the Acquisition.

Three Months Ended March 31,
(in $000s)	2021
Revenue	$394,770
Net income (loss)	$(15,280)

The following presents a summary of the pro forma adjustments that are directly attributable to the business combination:

		Three Months Ended March 31,
(in $000s)		2021
Increase (decrease) net income/loss:
Impact of fair value mark-ups on rental fleet depreciation	a	$(3,817)
Intangible asset amortization and other depreciation expense	b	(2,390)
Transaction expenses	c	15,702
Interest expense and amortization of debt issuance costs	d	3,919
Income tax expense	e	(3,354)
a.Represents the adjustment for depreciation of rental fleet relating to the increase in the value of the rental fleet to its fair value.
b.Represents the differential in amortization and depreciation of non-rental equipment related to the respective fair values of the assets.
c.Represents adjustments for transaction expenses that are applied to the three months ended March 31, 2021.
d.Reflects the differential in interest expense, inclusive of amortization of capitalized debt issuance costs, related to our debt structure after the Acquisition as though the following had occurred on January 1, 2020: (i) borrowings under the ABL Facility; (ii) repayment of the 2019 Credit Facility; (iii) repayment of the Senior Secured Notes due 2024; (iv) repayment of the Custom Truck LP Credit Facility; and (v) the issuance of the 2029 Secured Notes.
e.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%. This rate may vary from the actual effective rate of the historical and combined businesses.
Transaction Costs
The Company expensed approximately $10.4 million in transaction costs related to the Acquisition within Transaction expenses and other expense in the three months ended March 31, 2021.
Acquisition of HiRail
On January 14, 2022, a subsidiary of the Company, CTOS Canada, Ltd., closed a Share Purchase Agreement with certain affiliates of Ontario Limited (d/b/a HiRail Leasing), Ontario Inc. (d/b/a Heavy Equipment Repairs), and Ontario Limited (d/b/a Northshore Rail Contracting) (collectively “HiRail”) to acquire 100% of the equity interests of HiRail. The acquisition of HiRail expands our presence in our strategic markets and deepens our relationships with key customers.
Purchase Price
The Company paid $51.6 million to HiRail equity interest holders and to repay debt obligations as consideration for the HiRail acquisition.
Opening Balance Sheet
The Acquisition of HiRail has been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, we are required to assign the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of January 14, 2022. The excess of the purchase price over those fair values is recorded as goodwill and is attributable to expanded access to markets for our product and service offering, synergies, and broader product offerings to existing customers of HiRail. The total purchase price has been preliminarily assigned to the underlying assets acquired and liabilities assumed based upon their preliminary fair values as of January 14, 2022, and the estimated fair values have been recorded based on independent valuations, discounted cash flow analysis, quoted market prices, contributory asset charges, and estimates made by management, which estimates fall under “Level 3” of the fair value hierarchy (as defined in Note 11: Fair Value Measurements).
The following table summarizes as of January 14, 2022, fair values of the assets acquired and liabilities assumed. The final assessment of the fair value of the HiRail assets acquired and liabilities assumed, including estimates of fair values for inventory, property and equipment, rental equipment, certain intangible assets, deferred income taxes and the final assignment of goodwill to reporting units, was not complete as of March 31, 2022. The preliminary fair values are subject to change pending a final determination of the fair values of assets acquired and liabilities assumed as more information is received about their respective values. As of March 31, 2022, the Company is in the process of determining the value of intangible assets acquired including customer relationships, trade names, and other intangible assets.

(in $000s)
Current assets	$2,891
Property, equipment and other assets	819
Rental equipment	34,224
Total identifiable assets acquired	37,934
Total identifiable liabilities assumed	(6,011)
Total net assets	31,923
Goodwill and intangible assets	19,712
Net assets acquired (purchase price)	51,635
Less: cash acquired	(1,122)
Net cash paid	$50,513
HiRail has generated $3.8 million of revenue and $1.3 million of pre-tax loss since January 14, 2022, which are included in the Condensed Consolidated Statements of Net Income (Loss) for the three months ended March 31, 2022. Costs and expenses related to the acquisition were expensed as incurred and were not material. Additionally, pro forma information as if the acquisition of HiRail had occurred on January 1, 2021 is not being presented as the information is not considered material to our consolidated financial statements.

Note 4: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended March 31,
(in $000s)	2022	2021
United States	$356,897	$77,466
Canada	9,579	833
Total revenue	$366,476	$78,299
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three month periods ended March 31, 2022 and 2021 are presented in the tables below.

	Three Months Ended March 31,			Three Months Ended March 31,
	2022			2021
(in $000s)	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental	$105,135	$—	$105,135	$46,186	$—	$46,186
Shipping and handling	—	4,010	4,010	—	2,103	2,103
Total rental revenue	105,135	4,010	109,145	46,186	2,103	48,289
Sales and services:
Equipment sales	12,237	214,949	227,186	—	17,987	17,987
Parts and services	2,220	27,925	30,145	—	12,023	12,023
Total sales and services	14,457	242,874	257,331	—	30,010	30,010
Total revenue	$119,592	$246,884	$366,476	$46,186	$32,113	$78,299
Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue.

Receivables, Contract Assets and Liabilities
The Company manages credit risk associated with its accounts receivable at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and the Company's allowance for credit losses address the Company's total revenues.
The Company’s allowance for credit losses reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are based upon a review of outstanding receivables, the related aging, including specific accounts if deemed necessary, and on the Company’s historical collection experience. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimates reflect changing circumstances, including changes in the economy or in the particular circumstances of individual customers, and, as a result, the Company may be required to increase or decrease its allowance. During the three months ended March 31, 2022, the Company recognized bad debt expense of $1.4 million, as reductions of rental revenue in accordance with the collectability provisions of Topic 842. During the three months ended March 31, 2022, the Company recognized $1.5 million within selling, general, and administrative expense in its Condensed Consolidated Statements of Net Income (Loss), which included changes in its allowances for credit losses.
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of March 31, 2022 and 2021, the Company had approximately $1.7 million and $1.0 million, respectively, of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $24.0 million in deposits as of March 31, 2022.
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

Note 5: Inventory
Inventory consisted of the following:

(in $000s)	March 31, 2022	December 31, 2021
Whole goods	$367,539	$326,641
Aftermarket parts and services inventory	96,183	83,901
Inventory	$463,722	$410,542

Note 6: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	March 31, 2022	December 31, 2021
Rental equipment	$1,254,912	$1,247,375
Less: accumulated depreciation	(420,267)	(413,050)
Rental equipment, net	$834,645	$834,325

Note 7: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
ABL Facility	$410,100	$394,945	2.1%	1.8%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
Notes payable	30,864	32,619	3.0%-5.0%	3.0%-5.0%
Total debt outstanding	1,360,964	1,347,564
Deferred finance fees	(31,618)	(32,945)
Net debt	1,329,346	1,314,619
Less: current maturities	(4,950)	(6,354)
Long-term debt	$1,324,396	$1,308,265
As of March 31, 2022, borrowing availability under the ABL Facility was $330.9 million, and outstanding standby letters of credit were $4.8 million.

Note 8: Earnings (Loss) Per Share
Diluted earnings (loss) per share includes the effects of potentially dilutive shares of Common Stock. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation, all of which have been excluded from the calculation of diluted net earnings (loss) per share for the applicable periods because earnings are at a net loss and therefore, the potentially dilutive effect would be anti-dilutive. Our potentially dilutive shares aggregated 24.9 million and 28.0 million, respectively, for the three months ended March 31, 2022 and 2021.
The following tables set forth the computation of basic and dilutive loss per share:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in $000s, except share and per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(3,273)	247,057,564	$(0.01)	$(27,907)	48,619,613	$(0.57)
Dilutive common share equivalents	—	—	—	—	—	—
Diluted earnings (loss) per share	$(3,273)	247,057,564	$(0.01)	$(27,907)	48,619,613	$(0.57)

Note 9: Equity
Preferred Stock
As of March 31, 2022 and December 31, 2021, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, respectively, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
As of March 31, 2022 and December 31, 2021, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, respectively.
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

Note 10: Share-Based Compensation
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units, performance share units and deferred compensation.
Share-based compensation expense recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Net Income (Loss) was $3.4 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was approximately $20.8 million of total unrecognized compensation cost related to stock-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted average period of 2.3 years. There were no share-based payment awards granted in the three months ended March 31, 2022.

Note 11: Fair Value Measurements
The Financial Accounting Standards Board (FASB) accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
March 31, 2022
ABL Facility	$410,100	$—	$410,100	$—
2029 Secured Notes	920,000	—	906,200	—
Other notes payable	30,864	—	30,864	—
Warrant liabilities	17,693	—	—	17,693

December 31, 2021
ABL Facility	$394,945	$—	$394,945	$—
2029 Secured Notes	920,000	—	949,900	—
Other notes payable	32,619	—	32,619	—
Derivative and warrant liabilities	24,164	—	2,388	21,776
The carrying amounts of the ABL Facility and other notes payable approximated fair value as of March 31, 2022 and December 31, 2021 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes and Senior Secured Notes due 2024 is calculated using Level 2 inputs, based on bid prices obtained from brokers. The Level 3 fair value presented above consists of the fair value of the Non-Public Warrants (as defined in Note 12: Financial Instruments). The Company estimated the fair value using the Black-Scholes option-pricing model based on the market value of the underlying Common Stock, the remaining contractual term of the warrant, risk-free interest rates and expected dividends, and expected volatility of the price of the underlying Common Stock.

Note 12: Financial Instruments
In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest rate exposure. These financial instruments are not used for trading or speculative purposes.

Warrants
Nesco Holding’s predecessor, Capitol Investment Corp. IV, an entity formed on May 1, 2017, as a special purpose acquisition company (“Capitol” or the “SPAC”), issued warrants for the purchase of approximately 7.5 million shares of the Company’s Common Stock pursuant to a private placement agreement (the “Non-Public Warrants”). In connection with the SPAC’s initial public offering, warrants for the purchase of approximately 13.4 million shares of the Company’s Common Stock were issued to public investors (the “Public Warrants”). The Public Warrants together with the Non-Public Warrants are hereafter referred to collectively as the “Warrants.”
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
The Public Warrants are accounted for as freestanding equity-classified instruments because the Company has the ability to settle with holders of the Public Warrants either by net-share or physical settlement. Because the Non-Public Warrants do not meet the “indexed to the entity’s stock” condition, they have been accounted for as a derivative liability and remeasured at their estimated fair value each period. For the three months ended March 31, 2022, the Company recognized income of $4.1 million in Other (income) expense in its Condensed Consolidated Statements of Net Income (Loss) related to the fair value remeasurement.
Derivatives Not Designated as Hedges
On July 17, 2019, we entered into an interest rate collar (the “Collar”) agreement to mitigate the risk of changes in the interest rate paid during the contract period for $170.0 million of the Company’s variable rate loans. Under the Collar, we are required to pay the counterparty to the agreement an amount equal to the difference between a monthly LIBOR-based interest rate and a defined interest rate floor; conversely, we are entitled to receive from the counterparty an amount equal to the excess of a LIBOR-based interest rate and a defined interest rate cap. The required payments due to or due from the counterparty are calculated by applying the interest rate differential to the notional amount ($170.0 million) and are determined monthly through July 31, 2024. The Collar expires in July 2024 and has not been designated as a cash flow hedge. The Collar is carried at fair value and reported in Derivative and warrant liabilities on the Company's Consolidated Balance Sheets ($2.4 million as of December 31, 2021) as a Level 2 measurement (see Note 11: Fair Value Measurements). The change in fair value of the Collar is recognized in Other expense (income), net in our Condensed Consolidated Statements of Net Income (Loss) and totaled $(1.7) million and $(1.8) million for the three months ended March 31, 2022 and 2021, respectively. During the first quarter of 2022 the Company settled the Collar for no gain or loss.

Note 13: Income Taxes
We are subject to taxation in all jurisdictions in which we operate within the United States and Canada. Substantially all of our income before income taxes for all periods presented is U.S. sourced.
We record a valuation allowance against deferred tax assets when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance primarily relates to federal and state net operating loss carryforwards, as well as disallowed interest expense deduction carryforwards. While the Acquisition resulted in a significant increase in deferred tax liabilities, these tax liabilities, which give rise to future taxable income against which tax carryforwards may be applied, are subject to limitations. Federal and state income tax limitation rules are expected to limit the application of our carryforwards and, accordingly, we record a valuation allowance to reduce our deferred tax assets to amounts expect to be realized. The Company's effective tax rate for the three months ended March 31, 2022 and 2021 differs from the U.S. federal statutory tax rate due primarily to the recording of valuation allowances. During three months ended March 31, 2022, the tax rate also differed from the U.S. federal statutory tax rate as a result of state tax expense recorded during the period. The increase in the effective tax rate in three months ended March 31, 2022 as compared to three months ended March 31, 2021 is primarily due to the near break-even pre-tax loss in the current period.

Note 14: Commitments and Contingencies
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
Legal Matters
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. At this time, no claims of these types, certain of which are covered by insurance policies, have had a material effect on the Company. Certain jurisdictions in which the Company operates do not allow insurance recoveries related to punitive damages. For matters pertaining to the pre-Acquisition activities of Custom Truck LP, Sellers have agreed to indemnify Nesco and Buyer for losses arising out of the breach of Sellers’ pre-closing covenants in the Purchase Agreement and certain indemnified tax matters, with recourse limited to a $10 million and $8.5 million escrow account, respectively.
From time to time, the Company is audited by state and local taxing authorities. These audits typically focus on the Company’s withholding of state-specific sales tax and rental-related taxes.
Custom Truck LP’s withholdings of federal excise taxes for each of the four quarterly periods during 2015 are currently under audit by the Internal Revenue Service (the “IRS”). The IRS issued an assessment on October 28, 2020 in an aggregate amount of $2.4 million for the 2015 periods, alleging that certain types of sold equipment are not eligible for the Mobile Machinery Exemption set forth in the Internal Revenue Code (the “Code”. An appeal was filed on January 28, 2021. Based on management’s understanding of the facts and circumstances, including the relevant provisions of the Code, and historical precedent, including previous successful appeals of similar assessments in prior years, management does not believe the likelihood of a loss resulting from the IRS assessment to be probable at this time.
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

Note 15: Related Parties
The Company has transactions with related parties as summarized below.
Rentals and Sales — Energy Capital Partners (“ECP”), a stockholder in the Company, and their affiliates have ownership interests in a broad range of companies. The Company has entered into commercial transactions with subsidiaries of PLH Group, Inc., a company partially owned by an affiliate of ECP.
The Company rents and sells equipment and provides services to R&M Equipment Rental, a business partially owned by members of the Company’s management. The Company also rents equipment and purchases inventory, from R&M Equipment Rental. During the three months ended March 31, 2022, the Company purchased no rental equipment from R&M Equipment Rental.
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

A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Net Income (Loss) is as follows:

	Three Months Ended March 31,
(in $000s)	2022	2021
Total revenues from transactions with related parties	$7,851	$2,124
Expenses incurred from transactions with related parties included in cost of revenue	$1,297	$—
Expenses incurred from transactions with related parties included in operating expenses	$1,631	$—
Amounts receivable from/payable to related parties included in the Consolidated Balance Sheets are as follows:

(in $000s)	March 31, 2022	December 31, 2021
Accounts receivable from related parties	$7,813	$5,145
Accounts payable to related parties	$1,475	$26

Note 16: Segments
Our operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on gross profit. The accounting policies of the reportable segments are consistent with those described in Note 2: Summary of Significant Accounting Policies to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. We manage the business in three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). The segment operations are described in Note 1: Business and Organization to these financial statements. Segment information presented below has been adjusted for all prior periods, consistent with the current reportable segment presentation.
The Company’s segment results are presented in the tables below:

	Three Months Ended March 31,
	2022
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$105,561	$—	$3,584	$109,145
Equipment sales	59,353	167,833	—	227,186
Parts and services	—	—	30,145	30,145
Total revenue	164,914	167,833	33,729	366,476
Cost of revenue:
Rentals/parts and services	24,791	—	24,950	49,741
Equipment sales	43,230	144,048	—	187,278
Depreciation of rental equipment	43,966	—	998	44,964
Total cost of revenue	111,987	144,048	25,948	281,983
Gross profit	$52,927	$23,785	$7,781	$84,493

	Three Months Ended March 31,
	2021
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$44,730	$—	$3,559	$48,289
Equipment sales	10,485	7,502	—	17,987
Parts and services	—	—	12,023	12,023
Total revenue	55,215	7,502	15,582	78,299
Cost of revenue:
Rentals/parts and services	15,537	—	11,034	26,571
Equipment sales	6,740	6,925	—	13,665
Depreciation of rental equipment	16,885	—	959	17,844
Total cost of revenue	39,162	6,925	11,993	58,080
Gross profit	$16,053	$577	$3,589	$20,219
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
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated loss before income taxes:

	Three Months Ended March 31,
(in $000s)	2022	2021
Gross Profit	$84,493	$20,219
Selling, general and administrative expenses	53,655	12,050
Amortization	13,335	754
Non-rental depreciation	3,047	21
Transaction expenses	4,648	10,448
Interest expense, net	19,156	14,906
Financing and other expense (income)	(9,080)	5,857
Income (Loss) Before Income Taxes	$(268)	$(23,817)
The following table presents total assets by country:

(in $000s)	March 31, 2022	December 31, 2021
Assets:
United States	$2,655,329	$2,653,058
Canada	90,750	30,708
	$2,746,079	$2,683,766

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
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. See “Risk Factors” in Part I, Item 1A of the Annual Report for the year ended December 31, 2021, and in Part II, Item 1A of this Quarterly Report, for additional risks.

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
Pro Forma Financial Information
The unaudited pro forma combined financial information presented in the section entitled “Supplemental Pro Forma Information,” give effect to the Acquisition, as if the Acquisition had occurred on January 1, 2020, and is presented to facilitate comparisons with our results following the Acquisition. This information has been prepared in accordance with Securities and Exchange Commission Article 11 of Regulation S-X. Such unaudited pro forma combined financial information is presented on a pro forma basis to give effect to the following as if they occurred on January 1, 2020: (i) the acquisition of Custom Truck LP and related impacts of purchase accounting, (ii) borrowings under the new debt structure and (iii) repayment of previously existing debt of Nesco Holdings and Custom Truck LP.

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
Transaction expenses — Transaction expenses and other expense include expenses directly related to the acquisition of businesses. These expenses generally are comprised of travel and out-of-pocket expenses and legal, accounting and valuation or appraisal fees incurred in connection with pre- and post-closure activities. We also include costs and expenses associated with post-acquisition integration activities related to the acquired businesses.
Financing and other expense (income) — Financing and other expense (income) reflects the financing expense (income) associated with sales-type lease activity, foreign currency gains and losses related to our Canadian operations, as well as other miscellaneous gains or losses from non-operating activities. Also included in financing and other expense (income) are the unrealized remeasurement gains and losses related to our interest rate collar and redeemable warrants.
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
Performance Measures
We consider the following key operational measures when evaluating our performance and making day-to-day operating decisions:
Ending OEC — Ending original equipment cost (“OEC”) is the original equipment cost of units at the end of the measurement period. OEC represents the original equipment cost, exclusive of the effect of adjustments to rental equipment fleet acquired in business combinations, and is the basis for calculating certain of the measures set forth below. This adjusted measure of OEC is used by our creditors pursuant to our credit agreements, wherein this is a component of the basis for determining compliance with our financial loan covenants. Additionally, the pricing of our rental contracts and equipment sales prices for our equipment is based upon OEC, and we measure a rate of return from our rentals and sales using OEC. OEC is a widely used industry metric to compare fleet dollar value independent of depreciation.
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
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of March 31, 2022, this equipment (the “rental fleet”) is comprised of more than 9,000 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
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
Aftermarket Parts and Services (“APS”) Segment — The APS segment includes the sale of specialized aftermarket parts, including captive parts related to our Load KingTM brand, used in the maintenance and repair of the equipment we sell and rent. Specialized tools, including stringing blocks, insulated hot stick, and rigging equipment, are sold or rented to customers on an individual basis or in packaged specialty kits. We also provide truck and equipment maintenance and repair services, which are executed throughout our nationwide branch network and fleet of mobile technicians supported by our 24/7 call center based in Kansas City, Missouri.
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
Pro Forma Adjusted EBITDA
We present Pro Forma Adjusted EBITDA as if the Acquisition had occurred on January 1, 2020. Refer to the reconciliation of pro forma combined net income (loss) to Pro Forma Adjusted EBITDA for the three-month period ended March 31, 2021 in the section entitled “Supplemental Pro Forma Information.”
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

Results of Operations
Three months ended March 31, 2022 compared to three months ended December 31, 2021
The operating results and financial metrics presented below for the three months ended March 31, 2022 and the three months ended December 31, 2021 include the results of Custom Truck LP for all periods presented.
Consolidated Results of Operations

	Three Months Ended
(in $000s)	March 31, 2022	December 31, 2021	$ Change	% Change
Rental revenue	$109,145	$114,131	$(4,986)	(4.4)%
Equipment sales	227,186	212,509	14,677	6.9%
Parts sales and services	30,145	29,799	346	1.2%
Total revenue	366,476	356,439	10,037	2.8%
Cost of revenue, excluding rental equipment depreciation	237,019	232,653	4,366	1.9%
Depreciation of rental equipment	44,964	45,934	(970)	(2.1)%
Gross profit	84,493	77.852	6,641	8.5%
Operating expenses	74,685	68,011	6,674	9.8%
Operating income (loss)	9,808	9,841	(33)	(0.3)%
Other expense	10,076	19,597	(9,521)	(48.6)%
Income (loss) before income taxes	(268)	(9,756)	9,488	(97.3)%
Income tax expense (benefit)	3,005	(6,043)	9,048	(149.7)%
Net income (loss)	$(3,273)	$(3,713)	$440	(11.9)%
Total Revenue - The increase in total revenue for the three months ended March 31, 2022 compared to the three months ended December 31, 2021 was driven primarily by continued strong equipment sales due to high demand related to infrastructure investments in T&D and Telecom.
Cost of Revenue, Excluding Depreciation - The increase in cost of revenue, excluding rental equipment depreciation for the three months ended March 31, 2022 was driven primarily by the increase in equipment sales revenue versus the three months ended December 31, 2021. The increase in gross profit when compared to the three months ended December 31, 2021 was largely driven by rising equipment sales prices for the period.
Depreciation of Rental Equipment - Depreciation of our rental fleet remained consistent in the three months ended March 31, 2022.
Operating Expenses - Operating expenses increased in the three months ended March 31, 2022 as a result of variable pay programs and other expenses, offset by lower transaction and post-acquisition integration costs related to the Acquisition.
Other Expense - Other expense for the three months ended March 31, 2022 decreased primarily due to financing income related to growth in customer rental contracts accounted for as sales-type leases.
Income Tax Expense (Benefit) - The Company's effective tax rate for the three months ended March 31, 2022 differs from the U.S. federal statutory tax rate due primarily to the recording of valuation allowances against deferred tax assets.
Net Income (Loss) - The decrease in our net income (loss) for the three months ended March 31, 2022 compared to the three months ended December 31, 2021 was driven primarily by an increase in operating expenses and other expense offset by an increase in gross profit.
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

	Three Months Ended
(in $000s)	March 31, 2022	December 31, 2021	Change	(%)
Ending OEC(a)	$1,364,660	$1,363,451	$1,209	0.1%
Average OEC on rent(b)	$1,119,100	$1,151,959	$(32,859)	(2.9)%
Fleet utilization(c)	82.5%	83.7%	(1.2)%	(1.4)%
OEC on rent yield(d)	39.1%	39.1%	—%	—%
Sales order backlog(e)	$586,368	$411,636	$174,732	42.4%
(a)    Ending original equipment cost (“OEC”) on rent is the original equipment cost of units rented to customers at the end of the measurement period.
(b)    Average OEC on rent is the average original equipment cost of units on rent during the period. The measure provides a value dimension to the fleet utilization statistics.
(c)    Fleet utilization — total number of days the rental equipment was rented during a specified period of time divided by the total number of days available during the same period and weighted based on OEC.
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
Ending OEC - The decrease in Ending OEC was driven by higher rental fleet sales in the current quarter.
Average OEC on Rent - The decrease in Average OEC on rent was driven by higher rental fleet sales.
Fleet Utilization - Fleet utilization declined modestly due to typical seasonal slowdowns in project work.
OEC on Rent Yield - ORY was flat reflective of the impact of continued pricing increases.
Sales Order Backlog - Sales order backlog consists of customer orders placed for customized and stock equipment. The increase in sales order backlog was driven by continued strong customer demand.
Adjusted EBITDA
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2022 and December 31, 2021. As previously noted, Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income (loss), earnings (loss) per share or any other comparable operating measure prescribed by GAAP.

	Three Months Ended
(in $000s)	March 31, 2022	December 31, 2021	$ Change	% Change
Net income (loss)	(3,273)	(3,713)	$440	(11.9)%
Interest expense	17,445	17,778	(333)	(1.9)%
Income tax expense (benefit)	3,005	(6,043)	9,048	(149.7)%
Depreciation and amortization	62,500	63,106	(606)	(1.0)%
EBITDA	79,677	71,128	8,549	12.0%
Adjustments:
Non-cash purchase accounting impact (1)	9,026	6,468	2,558	39.5%
Transaction and integration costs (2)	4,648	8,900	(4,252)	(47.8)%
Sales-type lease adjustment (3)	529	3,757	(3,228)	(85.9)%
Share-based payments (4)	3,364	4,597	(1,233)	(26.8)%
Change in fair value of derivative and warrants (5)	(5,767)	739	(6,506)	(880.4)%
Adjusted EBITDA	$91,477	95,589	$(4,112)	(4.3)%
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our credit agreement.
(2) Represents transaction costs related to acquisitions of businesses, which are recognized within operating expenses in our Condensed Consolidated Statements of Net Income (Loss). These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are expenses associated with the integration of acquired businesses.
(3) Represents the impact of sales-type lease accounting for certain leases containing rental purchase options ("RPOs"), as the application of sales-type lease accounting is not deemed to be representative of the ongoing cash flows of the underlying rental contracts. The adjustments are made pursuant to our credit agreement.
(4) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.

(5) Represents the charge to earnings for our interest rate collar and the change in fair value of the liability for warrants.
Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended
(in $000s)	March 31, 2022	December 31, 2021	$ Change	% Change
Rental revenue	$105,561	$109,622	$(4,061)	(3.7)%
Equipment sales	59,353	35,294	24,059	68.2%
Total revenue	164,914	144,916	19,998	13.8%
Cost of rental revenue	24,791	26,961	(2,170)	(8.0)%
Cost of equipment sales	43,230	29,605	13,625	46.0%
Depreciation of rental equipment	43,966	43,752	214	0.5%
Total cost of revenue	111,987	100,318	11,669	11.6%
Gross profit	$52,927	$44,598	$8,329	18.7%
Total Revenue - On a sequential quarter basis, the increase in total revenue for the ERS segment was driven by an increase in equipment sales revenue, offset by a seasonal decline revenues for rental equipment. The increase in equipment sales revenue for the three months ended March 31, 2022 was driven by continued demand related to infrastructure investments in T&D and Telecom.
Cost of Revenue - The increase in cost of revenue for the three months ended March 31, 2022 was largely due to the increase in equipment sales.
Depreciation - Depreciation of our rental fleet was materially unchanged period over period.
Gross Profit - The increase in gross profit on a sequential quarter basis is due to the increase in equipment sales for the period, and improved margins on those sales. The improvement in margins on sales of used rental equipment was a function of the age and condition of the unit sold, and a lower mix of units subject to a rental purchase option.
Truck and Equipment Sales (TES) Segment

	Three Months Ended
(in $000s)	March 31, 2022	December 31, 2021	$ Change	% Change
Equipment sales	$167,833	$177,215	$(9,382)	(5.3)%
Cost of equipment sales	144,048	153,844	(9,796)	(6.4)%
Gross profit	$23,785	$23,371	$414	1.8%
Equipment Sales - Equipment sales declined on a sequential quarter basis as a result of supply chain challenges related to the segment's inventory suppliers. Despite the reduction in equipment sales for the three months ended March 31, 2022, we continue to see strong customer demand for our products, as evidenced by the growth in our sales order backlog versus the end of the fourth quarter of 2021.
Cost of Equipment Sales - Cost of equipment sales decreased in line with the decrease in equipment sales revenue for the three months ended March 31, 2022.
Gross Profit - The increase in gross profit on a sequential quarter basis was not material.

Aftermarket Parts and Services (APS) Segment

	Three Months Ended
(in $000s)	March 31, 2022	December 31, 2021	$ Change	% Change
Rental revenue	$3,584	$4,509	$(925)	(20.5)%
Parts and services revenue	30,145	29,799	346	1.2%
Total revenue	33,729	34,308	(579)	(1.7)%
Cost of revenue	24,950	22,243	2,707	12.2%
Depreciation of rental equipment	998	2,182	(1,184)	(54.3)%
Total cost of revenue	25,948	24,425	1,523	6.2%
Gross profit	$7,781	$9,883	$(2,102)	(21.3)%
Total Revenue - Revenue was materially unchanged for the three months ended March 31, 2022 on a sequential quarter basis.
Cost of Revenue - On a sequential quarter basis, cost of revenue increased for the three months ended March 31, 2022 due primarily to higher distribution and fulfillment costs.
Gross Profit - The decline in gross profit was primarily due to a change in mix of product and service line revenues.
Results of Operations
Three Months Ended March 31, 2022 compared to three months ended March 31, 2021
The consolidated operating results for the three months ended March 31, 2021 represent those of Nesco Holdings before the acquisition of Custom Truck LP and, therefore, are not comparable.
Consolidated Results of Operations

	Three Months Ended March 31,
(in $000s)	2022	2021
Rental revenue	$109,145	$48,289
Equipment sales	227,186	17,987
Parts sales and services	30,145	12,023
Total revenue	366,476	78,299
Cost of revenue, excluding rental equipment depreciation	237,019	40,236
Depreciation of rental equipment	44,964	17,844
Gross profit	84,493	20,219
Operating expenses	74,685	23,273
Operating income (loss)	9,808	(3,054)
Other expense	10,076	20,763
Income (loss) before income taxes	(268)	(23,817)
Income tax expense (benefit)	3,005	4,090
Net income (loss)	$(3,273)	$(27,907)
Total Revenue - The increase in revenue for the three months ended March 31, 2022, both in total and for each of our individual revenue streams, was driven by the addition of Custom Truck LP’s revenues to our operating results. The Acquisition significantly increased the size of our rental fleet and added a new equipment production and sales line of business (which we report under our TES segment) and a parts sales and heavy equipment service business.
Cost of Revenue, Excluding Depreciation - Consistent with the increase in revenue versus the prior year period, the increase in cost of revenue was driven by the addition of Custom Truck LP’s cost of revenue, to our operating results.
Operating Expenses - The primary drivers of the increase in operating expenses for the three months ended March 31, 2022 are the addition of Custom Truck, LP’s operating expenses to our operating results.
Other Expense - The decrease in other expense for the three months ended March 31, 2022 was largely driven by charges related to mark-to-market charges related to our private warrants, which are accounted for a liability derivative instrument, offset by a reduction to net interest expense.

Income Tax Expense (Benefit) - The Company's effective tax rate differs from the U.S. federal statutory tax rate due primarily to the recording of valuation allowances against deferred tax assets.
Net Income (Loss) - The change in net income (loss) for the three months ended March 31, 2022 is due to the addition of Custom Truck LP to our operating results.
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

	Three Months Ended March 31,
(in $000s)	2022	2021	Change	% Change
Ending OEC(a)	$1,364,660	$1,326,000	$38,660	2.9%
Average OEC on rent(b)	$1,119,100	$1,047,310	$71,790	6.9%
Fleet utilization(c)	82.5%	78.2%	4.3%	5.5%
OEC on rent yield(d)	39.1%	37.8%	1.3%	3.4%
Sales order backlog(e)	$586,368	$193,973	$392,395	202.3%
(a)    Ending original equipment cost (“OEC”) on rent is the original equipment cost of units rented to customers at the end of the measurement period.
(b)    Average OEC on rent is the average original equipment cost of units on rent during the period. The measure provides a value dimension to the fleet utilization statistics.
(c)    Fleet utilization — total number of days the rental equipment was rented during a specified period of time divided by the total number of days available during the same period and weighted based on OEC.
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
Ending OEC - The decrease in Ending OEC was driven by higher rental fleet sales in the current quarter.
Average OEC on Rent - The increase in Average OEC on rent by higher demand in the current year quarter relative to the prior year period.
Fleet Utilization - Fleet utilization increased reflective of the impact of continued pricing increases.
OEC on Rent Yield - ORY increased reflective of the impact of continued pricing increases.
Sales Order Backlog - Sales order backlog consists of customer orders placed for customized and stock equipment. The increase in sales order backlog was driven by continued strong customer demand.
Adjusted EBITDA
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2022 and 2021. As previously noted, Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income/loss, earnings/loss per share or any other comparable operating measure prescribed by GAAP.

	Three Months Ended March 31,
(in $000s)	2022	2021
Net income (loss)	$(3,273)	(27,907)
Interest expense	17,445	14,906
Income tax expense (benefit)	3,005	4,090
Depreciation and amortization	62,500	19,101
EBITDA	79,677	10,190
Adjustments:
Non-cash purchase accounting impact (1)	9,026	53
Transaction and integration costs (2)	4,648	10,744
Sales-type lease adjustment (3)	529	—
Share-based payments (4)	3,364	698
Change in fair value of derivative and warrants (5)	(5,767)	5,846
Adjusted EBITDA	$91,477	$27,531
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our ABL Credit Agreement.
(2) Represents transaction costs related to acquisitions of businesses, including the Acquisition, which are recognized within operating expenses in our Condensed Consolidated Statements of Net Income (Loss). These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are expenses associated with the integration of acquired businesses.
(3) Represents the impact of sales-type lease accounting for certain leases containing RPOs, as the application of sales-type lease accounting is not deemed to be representative of the ongoing cash flows of the underlying rental contracts. The adjustments are made pursuant to our ABL Credit Agreement.
(4) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents the charge to earnings for our interest rate collar and the change in fair value of the liability for warrants.
Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended March 31,
(in $000s)	2022	2021
Rental revenue	$105,561	$44,730
Equipment sales	59,353	10,485
Total revenue	164,914	55,215
Cost of rental revenue	24,791	15,537
Cost of equipment sales	43,230	6,740
Depreciation of rental equipment	43,966	16,885
Total cost of revenue	111,987	39,162
Gross profit	$52,927	$16,053
Total Revenue - For the three months ended March 31, 2022, the increase in total revenue for the ERS segment was driven by the Acquisition.
Cost of Revenue - The increase in cost of revenue for the three months ended March 31, 2022 was largely the result of the Acquisition.
Depreciation - Depreciation of our rental fleet increased in the three months ended March 31, 2022 due to the Acquisition.
Gross Profit - The increase in gross profit for the three months ended March 31, 2022 is due to the Acquisition.

Truck and Equipment Sales (TES) Segment

	Three Months Ended March 31,
(in $000s)	2022	2021
Equipment sales	$167,833	$7,502
Cost of equipment sales	144,048	6,925
Gross profit	$23,785	$577
Equipment Sales - Equipment sales increased for the three months ended March 31, 2022 due to the Acquisition.
Cost of Equipment Sales - Cost of equipment sales increased in line with the increase in equipment sales revenue for the three months ended March 31, 2022.
Gross Profit - The increase in gross profit for the three months ended March 31, 2022 is primarily a function of the increase in equipment sales revenue.
Aftermarket Parts and Services (APS) Segment

	Three Months Ended March 31,
(in $000s)	2022	2021
Rental revenue	$3,584	$3,559
Parts and services revenue	30,145	12,023
Total revenue	33,729	15,582
Cost of revenue	24,950	11,034
Depreciation of rental equipment	998	959
Total cost of revenue	25,948	11,993
Gross profit	$7,781	$3,589
Total Revenue - The increase in revenue for the three months ended March 31, 2022 was driven by the acquisition of Custom Truck L.P.
Cost of Revenue - Compared to the prior year, cost of revenue increased due to the Acquisition.
Gross Profit - Total segment gross profit was impacted by increased revenue in the period.

Supplemental Pro Forma Information
As result of the Acquisition and Related Financing Transactions, we believe presenting supplemental pro forma financial information is beneficial to the readers of our financial statements. The following table sets forth key metrics used by management to run our business on a pro forma and combined basis as if the Acquisition and Related Financing Transactions had occurred on January 1, 2020. Refer to the information below for a full reconciliation of the Condensed Consolidated Statements of Net Income (Loss).
Summary Pro Forma Financial Information and Operational Data

	Three Months Ended March 31,
(in $000s)	2022 Actual	2021 Pro Forma
Revenue	$366,476	$394,770
Gross profit	$84,493	$70,425
Net income (loss)	$(3,273)	$(15,280)
Adjusted EBITDA	$91,477	$72,866
Fleet and Operational Metrics:
Ending OEC	$1,364,660	$1,326,000
Average OEC on rent	$1,119,100	$1,047,310
Fleet utilization	82.5%	78.2%
OEC on rent yield	39.1%	37.8%
Sales order backlog	$586,368	$193,973
Pro Forma Financial Statements
The following pro forma information has been prepared in accordance with Article 11 of Regulation S-X, "Pro Forma Financial Information," as amended by the Securities and Exchange Commission's Final Rule Release No. 33-10786, "Amendments to Financial Disclosures About Acquired and Disposed Businesses," as adopted on May 21, 2020 ("Article 11"). The amended Article 11 became effective on January 1, 2021. The pro forma combined Condensed Consolidated Statements of Net Income (Loss) for the years ended December 31, 2021 and 2020 combine the Condensed Consolidated Statements of Net Income (Loss) of Nesco Holdings and Custom Truck LP, giving effect to the following items as if they had occurred on January 1, 2020:
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
The following pro forma combined financial information and associated notes are based on the historical financial statements of Nesco Holdings and Custom Truck LP prior to the Acquisition. The pro forma combined Condensed Consolidated Statements of Net Income

(Loss) for periods indicated below are based on, derived from, and should be read in conjunction with, the Company’s historical financial statements.
Pro Forma Combined Condensed Consolidated Statements of Net Income (Loss) — Three Months Ended March 31, 2021

(in $000s)	Nesco Holdings	Custom Truck LP	Pro Forma Adjustments[a]		Pro Forma Combined
Rental revenue	$48,289	$51,973	$—		$100,262
Equipments sales	17,987	245,955	—		263,942
Parts sales and services	12,023	18,543	—		30,566
Total revenue	78,299	316,471	—		394,770
Cost of revenue	40,236	240,678	(987)	b	279,927
Depreciation of rental equipment	17,844	22,757	3,817	c	44,418
Total cost of revenue	58,080	263,435	2,830		324,345
Gross profit	20,219	53,036	(2,830)		70,425
Selling, general and administrative	12,050	34,428	—		46,478
Amortization	754	1,990	3,590	d	6,334
Non-rental depreciation	21	1,151	(213)	d	959
Transaction expenses and other	10,448	5,254	(15,702)	e	—
Total operating expenses	23,273	42,823	(12,325)		53,771
Operating income (loss)	(3,054)	10,213	9,495		16,654
Interest expense, net	14,906	9,992	(3,919)	f	20,979
Finance and other expense (income)	5,857	(2,346)	—		3,511
Total other expense	20,763	7,646	(3,919)		24,490
Income (loss) before taxes	(23,817)	2,567	13,414		(7,836)
Taxes	4,090	—	3,354	g	7,444
Net income (loss)	$(27,907)	$2,567	$10,060		$(15,280)
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
b.Represents adjustments to cost of revenue for the reduction to depreciation expense for the difference between historical depreciation and depreciation of the fair value of the property and equipment.
c.Represents the adjustment for depreciation of rental fleet relating to the mark-up to fair value from purchase accounting as a result of the Acquisition.
d.Represents the differential in other amortization and depreciation related to the fair value of the identified intangible assets from purchase accounting as a result of the Acquisition.
e.Represents the elimination of transaction expenses recognized in the Company’s consolidated financial statements for the three months ended March 31, 2021. The expenses were directly related to the Acquisition and are reflected as adjustments, as if the Acquisition had occurred on January 1, 2020.
f.Reflects the differential in interest expense, inclusive of amortization of capitalized debt issuance costs, related to the Company’s debt structure after the Acquisition as though the following had occurred on January 1, 2020: (i) borrowings under the ABL Facility; (ii) repayment of the 2019 Credit Facility; (iii) repayment of the 2024 Secured Notes; (iv) repayment of Custom Truck LP’s borrowings under its revolving credit and term loan facility; and (v) the issuance of the 2029 Secured Notes.
g.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%.

Reconciliation of Actual (2022) and Pro Forma Net Income (Loss) (2021) to Pro Forma Adjusted EBITDA
The following table provides a reconciliation of actual and pro forma net income (loss) to actual and pro forma Adjusted EBITDA:

	Three Months Ended March 31,
(in $000s)	2022 Actual	2021 Pro Forma
Net income (loss)	$(3,273)	$(15,280)
Interest expense	17,445	18,500
Income tax expense	3,005	7,444
Depreciation and amortization	62,500	53,599
EBITDA	79,677	64,263
Adjustments:
Non-cash purchase accounting impact	9,026	54
Transaction and process improvement costs	4,648	293
Impairment of long-lived assets	—	—
Sales-type lease adjustment	529	1,155
Share-based payments	3,364	1,255
Change in fair value of derivative and warrants	(5,767)	5,846
Adjusted EBITDA	$91,477	$72,866

Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next 12 months; however, we are continuing to monitor the impact of COVID-19 and associated on-going supply chain issues on our business and the financial markets. As of March 31, 2022, we had $23.8 million in cash and cash equivalents compared to $35.9 million as of December 31, 2021. As of March 31, 2022, we had $410.1 million of outstanding borrowings under our ABL Facility compared to $394.9 million of outstanding borrowing under the ABL Facility as of December 31, 2021.
ABL Facility
As of March 31, 2022, borrowing availability under the ABL Facility was $330.9 million, and outstanding standby letters of credit were $4.8 million. Borrowings under the ABL Facility will bear interest at a floating rate, which, at Buyer’s election, will be (a) in the case of U.S. dollar denominated loans, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or (ii) the base rate plus an applicable margin or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (x) with respect to base rate loans, 0.50% to 1.00% and (y) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
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
Floor Plan Financing
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) which bears interest at a rate of the Federal Funds Rate (“Prime”) plus 0.80% after an initial interest free period of up to 150 days. The total capacity under the Daimler Facility is $175.0 million. As of March 31, 2022, borrowings on the Daimler Facility were $39.0 million. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $75.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of LIBOR plus 2.4%. As of March 31, 2022, borrowings on the PACCAR line of credit were $20.7 million. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement provides the Company with a $295.0 million revolving credit facility, which matures on August 25, 2022 and bears interest at a rate of LIBOR plus 3.05%. As of March 31, 2022, borrowings on the Loan Agreement were $220.3 million.
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
Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Three Months Ended March 31,
(in $000s)	2022	2021
Net cash flow used in operating activities	$(29,771)	$(12,086)
Net cash flow (used in) provided by investing activities	(48,458)	3,972
Net cash flow provided by financing activities	66,138	7,893
Net change in cash and cash equivalents	$(12,091)	$(221)
As of March 31, 2022, we had cash and cash equivalents of $23.8 million, a decrease of $12.1 million from December 31, 2021. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility.

Cash Flows from Operating Activities
Net cash used in operating activities was $29.8 million for the three months ended March 31, 2022, as compared to $12.1 million in the same period of 2021. The increase in cash used was driven by increases in cash used in accounts and financing receivables ($35.0 million), inventory ($46.3 million), floor plan payables - trade, net ($13.1 million) and customer deposits and deferred revenue ($9.9 million) offset by increases in cash provided by accounts payable ($28.9 million), depreciation and amortization ($42.6 million) and net losses ($23.1 million) in the current period.
Cash Flows from Investing Activities
Net cash used in investing activities was $48.5 million for the three months ended March 31, 2022, as compared to cash provided by investing activities of $4.0 million in 2021. The increase in cash used was driven by the acquisition of HiRail ($50.5 million) and an increase in cash used in purchases of rental equipment ($34.5 million) offset by cash provided by proceeds from sales and disposals of rental equipment ($34.6 million).
Cash Flows from Financing Activities
Net cash provided by financing activities was $66.1 million for the three months ended March 31, 2022, as compared to $7.9 million in 2021. The increase in cash provided was driven by the acquisition of inventory through floor plan financing - non trade, net of repayments, ($55.0 million) and an increase in cash provided by borrowings under revolving credit facilities, net of repayments ($6.1 million).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our asset-based revolving credit facility. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of March 31, 2022, we had $410.1 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.5 million on an annual basis. This amount does not reflect the impact of the interest rate collar currently in place.
We manage a portion of our risks from exposures to fluctuations in interest rates as part of our risk management program through the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings and cash flows caused by fluctuations, and our primary exposure is from our variable-rate debt. During the three months ended March 31, 2022, we settled an interest rate collar agreement in place as a hedge against fluctuations in the required interest payments due on variable rate debt. All of our derivative activities are for purposes other than trading.
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our standard master agreements) on an individual counterparty basis.
During the three months ended March 31, 2022, we generated $9.6 million of U.S. dollar denominated revenues in Canadian dollars. Each 100 basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.1 million. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q we carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2022, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
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
(b) Remediation of the Material Weaknesses in Internal Control Over Financial Reporting
The Company is in the process of implementing changes associated with the design, implementation, and monitoring information technology general controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes to ensure that internal controls are designed and operating effectively. A significant portion of our remediation plan to address the control deficiencies encompass the completion of our new ERP system implementation planned for the second and third quarters of 2022. The new ERP system will allow us to address segregation of duties by establishing user roles specific to the nature of each job function. We are also establishing controls to ensure appropriate authorization of new user access requests, including performance of routine reviews of user access, and controls over program-change management. Additionally, we are in the process of enhancing relevant process level controls that are relevant to the preparation of consolidated financial statements. The material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
(c) Changes to Internal Control Over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On January 14, 2022, we completed the acquisition of Hi-Rail Leasing, Inc. (“Hi-Rail”). In conducting our evaluation of effectiveness of our internal control over financial reporting, we have elected to exclude Hi-Rail from our evaluation, as permitted under existing SEC rules.

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

Item 1A.    Risk Factors
No material changes occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	May 10, 2022	/s/ Fred Ross
Fred Ross, Chief Executive Officer

Date:	May 10, 2022	/s/ Bradley Meader
Bradley Meader, Chief Financial Officer