Form 10-Q
period 2022-06-30
Custom Truck One Source, Inc.
filed 2022-08-09
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of common stock outstanding as of August 3, 2022 was 248,068,603.

Custom Truck One Source, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$28,524	$35,902
Accounts receivable, net	168,916	168,394
Financing receivables, net	35,496	28,649
Inventory	536,087	410,542
Prepaid expenses and other	13,800	13,217
Total current assets	782,823	656,704
Property and equipment, net	107,940	108,612
Rental equipment, net	834,164	834,325
Goodwill	705,973	695,865
Intangible assets, net	318,661	327,840
Operating lease assets	35,316	36,014
Other assets	29,538	24,406
Total Assets	$2,814,415	$2,683,766
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$127,635	$91,123
Accrued expenses	52,400	60,337
Deferred revenue and customer deposits	28,820	35,791
Floor plan payables - trade	71,272	72,714
Floor plan payables - non-trade	239,514	165,239
Operating lease liabilities - current	5,266	4,987
Current maturities of long-term debt	3,177	6,354
Current portion of finance lease obligations	3,175	4,038
Total current liabilities	531,259	440,583
Long-term debt, net	1,349,964	1,308,265
Finance leases	3,335	5,109
Operating lease liabilities - noncurrent	30,623	31,514
Deferred income taxes	24,497	15,621
Derivative, warrants and other liabilities	4,612	24,164
Total long-term liabilities	1,413,031	1,384,673

Commitments and contingencies (see Note 15)

Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized, 248,068,603 and 247,358,412 shares issued and outstanding, at June 30, 2022 and December 31, 2021, respectively	25	25
Treasury stock, at cost — 490,011 and 318,086 shares at June 30, 2022 and December 31, 2021, respectively	(4,463)	(3,020)
Additional paid-in capital	1,514,339	1,508,995
Accumulated other comprehensive loss	(2,636)	—
Accumulated deficit	(637,140)	(647,490)
Total stockholders' equity	870,125	858,510
Total Liabilities and Stockholders' Equity	$2,814,415	$2,683,766
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s, except per share data)	2022	2021	2022	2021
Revenue
Rental revenue	$112,055	$98,539	$221,200	$146,828
Equipment sales	218,506	247,675	445,692	265,662
Parts sales and services	31,545	28,897	61,690	40,920
Total revenue	362,106	375,111	728,582	453,410
Cost of Revenue
Cost of rental revenue	28,791	29,013	54,584	45,941
Depreciation of rental equipment	43,324	43,179	88,288	61,023
Cost of equipment sales	184,595	229,339	371,873	243,004
Cost of parts sales and services	22,638	26,890	46,586	36,533
Total cost of revenue	279,348	328,421	561,331	386,501
Gross Profit	82,758	46,690	167,251	66,909
Operating Expenses
Selling, general and administrative expenses	48,779	51,264	102,434	63,314
Amortization	6,871	13,332	20,206	14,086
Non-rental depreciation	2,317	951	5,364	972
Transaction expenses and other	6,046	24,575	10,694	35,023
Total operating expenses	64,013	90,122	138,698	113,395
Operating Income (Loss)	18,745	(43,432)	28,553	(46,486)
Other Expense
Loss on extinguishment of debt	—	61,695	—	61,695
Interest expense, net	20,281	19,723	39,437	34,629
Financing and other expense (income)	(15,078)	(2,058)	(24,158)	3,799
Total other expense	5,203	79,360	15,279	100,123
Income (Loss) Before Income Taxes	13,542	(122,792)	13,274	(146,609)
Income Tax Expense (Benefit)	(81)	6,564	2,924	10,654
Net Income (Loss)	$13,623	$(129,356)	$10,350	$(157,263)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$(2,636)	$—	$(2,636)	$—
Other Comprehensive Income (Loss)	(2,636)	—	(2,636)	—
Comprehensive Income (Loss)	$10,987	$(129,356)	$7,714	$(157,263)

Net Income (Loss) Per Share:
Basic	$0.05	$(0.53)	$0.04	$(1.07)
Diluted	0.05	$(0.53)	$0.04	$(1.07)
Weighted-Average Common Shares Outstanding:
Basic (in thousands)	247,745	243,752	247,403	146,997
Diluted (in thousands)	248,614	243,752	248,239	146,997
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in $000s)	2022	2021
Operating Activities
Net income (loss)	$10,350	$(157,263)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	117,120	79,163
Amortization of debt issuance costs	2,158	2,239
Loss on extinguishment of debt	—	61,695
Provision for losses on accounts receivable	4,545	6,177
Share-based compensation	5,148	7,860
(Gain) loss on sales and disposals of rental equipment	(22,905)	2,882
Loss (Gain) on insurance proceeds - damaged equipment	—	(650)
Change in fair value of derivative and warrants	(18,822)	6,880
Deferred tax expense (benefit)	2,575	9,849
Changes in assets and liabilities:
Accounts and financing receivables	(10,744)	(13,141)
Inventories	(125,021)	43,553
Prepaids, operating leases and other	(1,821)	(2,852)
Operating lease assets and liabilities	85	220
Accounts payable	32,480	11,937
Accrued expenses and other liabilities	(8,099)	(13)
Floor plan payables - trade, net	(1,441)	(6,927)
Customer deposits and deferred revenue	(6,972)	5,616
Net cash flow from operating activities	(21,364)	57,225
Investing Activities
Acquisition of business, net of cash acquired	(49,832)	(1,334,285)
Purchases of rental equipment	(127,237)	(65,873)
Proceeds from sales and disposals of rental equipment	96,143	41,708
Other investing activities, net	(11,763)	(1,777)
Net cash flow from investing activities	(92,689)	(1,360,227)
Financing Activities
Proceeds from debt	—	947,420
Proceeds from issuance of common stock	—	883,000
Payment of common stock issuance costs	—	(6,386)
Payment of premiums on debt extinguishment	—	(53,469)
Share-based payments	(1,247)	(586)
Borrowings under revolving credit facilities	75,000	441,084
Repayments under revolving credit facilities	(34,945)	(307,055)
Repayments of notes payable	(3,791)	(494,220)
Finance lease payments	(2,639)	(2,579)
Acquisition of inventory through floor plan payables - non-trade	293,241	84,619
Repayment of floor plan payables - non-trade	(218,965)	(130,334)
Payment of debt issuance costs	—	(34,694)
Net cash flow from financing activities	106,654	1,326,800
Effect of exchange rate changes on cash and cash equivalents	21	—
Net Change in Cash and Cash Equivalents	(7,378)	23,798
Cash and Cash Equivalents at Beginning of Period	35,902	3,412
Cash and Cash Equivalents at End of Period	$28,524	$27,210

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Six Months Ended June 30,
(in $000s)	2022	2021
Supplemental Cash Flow Information
Interest paid	$38,417	$40,227
Income taxes paid	—	122
Non-Cash Investing and Financing Activities
Non-cash consideration - acquisition of business	—	187,935
Rental equipment sales in accounts receivable	1,145	2,077
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,508,995	$—	$(647,490)	$858,510
Net income (loss)	—	—	—	—	—	—	(3,273)	(3,273)
Share-based payments	102,630	(21,505)	—	(287)	3,559	—	—	3,272
Balance, March 31, 2022	247,461,042	(339,591)	$25	$(3,307)	$1,512,554	$—	$(650,763)	$858,509
Net income (loss)	—	—	—	—	—	—	13,623	13,623
Other comprehensive loss	—	—	—	—	—	(2,636)	—	(2,636)
Share-based payments	607,561	(150,420)	—	(1,156)	1,785	—	—	629
Balance, June 30, 2022	248,068,603	(490,011)	$25	$(4,463)	$1,514,339	$(2,636)	$(637,140)	$870,125

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2020	49,156,753	—	$5	$—	$434,917	$—	$(465,989)	$(31,067)
Net loss	—	—	—	—	—	—	(27,907)	(27,907)
Share-based payments	62,630	—	—	—	597	—	—	597
Warrants liability	—	—	—	—	(10,290)	—	—	(10,290)
Balance, March 31, 2021	49,219,383	—	$5	$—	$425,224	$—	$(493,896)	$(68,667)
Net loss	—	—	—	—	—	—	(129,356)	(129,356)
Share-based payments	1,118,846	(235,856)	—	(2,256)	9,618	—	—	7,362
Shares issued in business combination	196,700,000	—	20	—	1,064,529	—	—	1,064,549
Balance, June 30, 2021	247,038,229	(235,856)	$25	$(2,256)	$1,499,371	$—	$(623,252)	$873,888
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
Equipment Rental Solutions (“ERS”) Segment
We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end-user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
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

Aftermarket Parts and Services (“APS”) Segment
The APS segment includes the sale of specialized aftermarket parts, including captive parts related to our Load KingTM brand, used in the maintenance and repair of the equipment we sell and rent. Specialized tools, including stringing blocks, insulated hot stick, and rigging equipment, are sold or rented to our customers on an individual basis or in packaged specialty kits. We also provide truck and equipment maintenance and repair services, which are executed throughout our nationwide branch network and fleet of mobile technicians supported by our 24/7 call center based in Kansas City, Missouri.
Supply Chain
The Company purchases raw materials, component parts and finished goods to be used in the manufacturing, sale and rental of its products. Uncertainty remains regarding supply chain disruptions, inflationary pressures, public health crises, and geopolitical risks that have led to issues, broadly, in the global flow of goods and services (the “supply chain”). Changes in the Company’s relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to suppliers or customers, could have a material adverse effect on the Company’s ability to timely manufacture and market products. Increases in the costs of shipping and transportation, purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or the Company’s inability to market products. The unprecedented nature of the supply chain disruptions continues to make it difficult to predict the Company’s future business and financial performance. The Company continues to monitor the impact on its supply chain, including, but not limited to, the commercial vehicle manufacturers that provide the chassis used in the Company’s production and manufacturing processes and the ongoing semiconductor shortage, which could potentially limit the ability of these manufacturers to meet demand in future periods.

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the accounting policies described below. Our consolidated financial statements include the accounts of all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires that these Unaudited Condensed Consolidated Financial Statements and most of the disclosures in these Notes be presented on a historical basis, as of or for the current interim period ended or comparable prior period. The consolidated financial position and results of operations and cash flows (including segment information) presented herein include those of Custom Truck One Source, Inc. as of June 30, 2022 and since the date of the Acquisition. Financial information presented for periods prior to the Acquisition represent those of Nesco Holdings and its subsidiaries.
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
We monitor ongoing credit exposure through an active review of customer balances against contract terms and due dates. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowances for credit losses reflect the estimate of the amount of receivables that management assesses will be unable to be collected based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease the allowances. We review the adequacy of the allowance on a quarterly basis. The allowance for doubtful accounts was $13.9 million and $10.8 million as of June 30, 2022 and December 31, 2021, respectively, and is included in accounts receivable, net on our Condensed Consolidated Balance Sheets.

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
Opening Balance Sheet
The acquisition of Custom Truck One Source, L.P. has been accounted for using the acquisition method of accounting, and the Company is considered the accounting acquirer. Under the acquisition method of accounting, we are required to assign the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the purchase price over those fair values is recorded as goodwill. The total purchase price has been assigned to the underlying assets acquired and liabilities assumed based upon their fair values as of the Closing Date, and the estimated fair values have been recorded based on independent valuations, discounted cash flow analysis, quoted market prices, contributory asset charges, and estimates made by management, which estimates fall under “Level 3” of the fair value hierarchy (as defined in Note 12: Fair Value Measurements).
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
Pro Forma Information
The below pro forma information is presented for the three and six months ended June 30, 2021 and uses the estimated fair value of assets and liabilities on the Closing Date, and makes the following assumptions: (1) removes acquisition-related costs and charges that were recognized in the Company's consolidated financial statements in the three and six months ended June 30, 2021 and applies these costs and charges as if the Acquisition and related financing transactions had occurred on January 1, 2020; (2) removes the loss on the extinguishment of debt that was recognized in the Company’s condensed consolidated financial statements in the three and six months ended June 30, 2021 related to a special charge, which is not expected to recur; (3) adjusts for the impacts of purchase accounting in the six months ended June 30, 2021; (4) adjusts interest expense, including amortization of debt issuance costs, to reflect borrowings on the ABL Facility and issuance of the 2029 Secured Notes, as if the funds had been borrowed and the notes had been issued on January 1, 2020 and used to repay Nesco’s 2019 Credit Facility, Nesco’s Senior Secured Notes due 2024 and the Custom Truck LP Credit Facility and term loan; and (5) adjusts for the income tax effect using a tax rate of 25%. The pro forma information is not necessarily indicative of the Company’s results of operations had the Acquisition been completed on January 1, 2020, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies, synergies, or revenue opportunities that could result from the Acquisition.

	Three Months Ended	Six Months Ended
(in $000s)	June 30, 2021	June 30, 2021
Revenue	$375,111	$769,881
Net income (loss)	$(57,613)	$(51,284)

The following presents a summary of the pro forma adjustments that are directly attributable to the business combination:

		Three Months Ended	Six Months Ended
(in $000s)		June 30, 2021	June 30, 2021
Increase (decrease) net income/loss:
Impact of fair value mark-ups on inventory	a	$9,388	$1,342
Impact of fair value mark-ups on rental fleet depreciation	b	—	(7,257)
Intangible asset amortization and other depreciation expense	c	—	(8,276)
Transaction expenses	d	24,575	40,277
Interest expense and amortization of debt issuance costs	e	—	9,042
Loss on extinguishment of debt refinanced	f	61,695	61,695
Income tax expense	g	(23,915)	(24,206)
a.Represents adjustments to cost of revenue for the run-off of the mark-up in fair value of inventory acquired and applied to the three and six months ended June 30, 2021.
b.Represents the adjustment for depreciation of rental fleet relating to the increase in the value of the rental fleet to its fair value.
c.Represents the differential in amortization and depreciation of non-rental equipment related to the respective fair values of the assets.
d.Represents adjustments for transaction expenses that are applied to the three and six months ended June 30, 2021.
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
f.Loss on extinguishment of debt represents a special charge, which is not expected to recur. Such charges are adjustments pursuant to our credit agreement.
g.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%. This rate may vary from the actual effective rate of the historical and combined businesses.
Transaction Costs
The Company expensed approximately $24.6 million and $35.0 million in transaction costs related to the Acquisition within Transaction expenses during the three and six months ended June 30, 2021, respectively.
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
Purchase Price
The Company paid $51.0 million, net of working capital adjustments, to HiRail equity interest holders and to repay debt obligations as consideration for the HiRail acquisition.
Opening Balance Sheet
The Acquisition of HiRail has been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, we are required to assign the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of January 14, 2022. The excess of the purchase price over those fair values is recorded as goodwill and is attributable to expanded access to markets for our product and service offering, synergies, and broader product offerings to existing customers of HiRail. The total purchase price has been preliminarily assigned to the underlying assets acquired and liabilities assumed based upon their preliminary fair values as of January 14, 2022, and the estimated fair values have been recorded based on independent valuations, discounted cash flow analysis, quoted market prices, contributory asset charges, and estimates made by management, which estimates fall under “Level 3” of the fair value hierarchy (as defined in Note 12: Fair Value Measurements).
The following table summarizes as of January 14, 2022, fair values of the assets acquired and liabilities assumed. The final assessment of the fair value of the HiRail assets acquired and liabilities assumed, including estimates of fair values for inventory, property and equipment, rental equipment, certain intangible assets, deferred income taxes and the final assignment of goodwill to reporting units, was not complete as of June 30, 2022. The preliminary fair values are subject to change, pending a final determination of the fair values of assets acquired and liabilities assumed as more information is received about their respective values. As of June 30, 2022, the Company is in the process of determining the value of intangible assets acquired related to customer relationships.

(in $000s)	January 14, 2022	Changes	June 30, 2022
Current assets	$2,891	$(108)	$2,783
Property, equipment and other assets	819	(681)	138
Rental equipment	34,224	—	34,224
Total identifiable assets acquired	37,934	(789)	37,145
Total identifiable liabilities assumed	(6,011)	(1,314)	(7,325)
Total net assets	31,923	(2,103)	29,820
Goodwill	8,685	1,422	10,107
Intangible assets	11,027	—	11,027
Net assets acquired (purchase price)	51,635	(681)	50,954
Less: cash acquired	(1,122)	—	(1,122)
Net cash paid	$50,513	$(681)	$49,832
Since January 14, 2022, HiRail has generated $4.1 million and $7.9 million of revenue and $0.1 million and $0.7 million of pre-tax income since January 14, 2022, which are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022, respectively. Costs and expenses related to the acquisition were expensed as incurred and were not material. Additionally, pro forma information as if the acquisition of HiRail had occurred on January 1, 2021 is not being presented as the information is not considered material to our consolidated financial statements.

Note 4: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2022	2021	2022	2021
United States	$352,334	$369,515	$709,231	$446,981
Canada	9,772	5,596	19,351	6,429
Total revenue	$362,106	$375,111	$728,582	$453,410

Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three and six months ended June 30, 2022 and 2021 are presented in the tables below.

	Three Months Ended June 30,			Three Months Ended June 30,
	2022			2021
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$107,445	$—	$107,445	$94,713	$—	$94,713
Shipping and handling	—	4,610	4,610	—	3,826	3,826
Total rental revenue	107,445	4,610	112,055	94,713	3,826	98,539
Sales and services:
Equipment sales	3,879	214,627	218,506	6,806	240,869	247,675
Parts and services	5,759	25,786	31,545	2,800	26,097	28,897
Total sales and services	9,638	240,413	250,051	9,606	266,966	276,572
Total revenue	$117,083	$245,023	$362,106	$104,319	$270,792	$375,111

	Six Months Ended June 30,			Six Months Ended June 30,
	2022			2021
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$212,580	$—	$212,580	$140,899	$—	$140,899
Shipping and handling	—	8,620	8,620	—	5,929	5,929
Total rental revenue	212,580	8,620	221,200	140,899	5,929	146,828
Sales and services:
Equipment sales	16,116	429,576	445,692	6,806	258,856	265,662
Parts and services	7,979	53,711	61,690	2,800	38,120	40,920
Total sales and services	24,095	483,287	507,382	9,606	296,976	306,582
Total revenue	$236,675	$491,907	$728,582	$150,505	$302,905	$453,410
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
The Company’s allowance for credit losses reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are based upon a review of outstanding receivables, the related aging, including specific accounts if deemed necessary, and on the Company’s historical collection experience. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimates reflect changing circumstances, including changes in the economy or in the particular circumstances of individual customers, and, as a result, the Company may be required to increase or decrease its allowance. During the three and six months ended June 30, 2022, the Company recognized bad debt expense of $0.3 million and $1.7 million, respectively, as reductions of rental revenue in accordance with the collectability provisions of Topic 842. During the three and six months ended June 30, 2021, the Company recognized bad debt expense of $6.0 million as reductions of rental revenue in accordance with Topic 842. During the three and six months ended June 30, 2022, the Company recognized $0.7 million and $2.2 million, respectively, within selling, general, and administrative expense in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which included changes in its allowances for credit losses and during the three and six months ended June 30, 2021, the Company recorded $0.2 million and $1.4 million, respectively.

When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of June 30, 2022 and December 31, 2021, the Company had approximately $1.8 million and $2.9 million, respectively, of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $25.9 million and $32.9 million in deposits as of June 30, 2022 and December 31, 2021, respectively. Of the $32.9 million deposit liability balance as of December 31, 2021, $29.8 million was recognized as revenue during the six months ended June 30, 2022 due to performance obligations being satisfied. The Company’s remaining performance obligations on its deposit liabilities have original expected durations of one year or less.
The Company does not have material contract assets, and as such did not recognize any material impairments of any contract assets.
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

Note 5: Sales-Type Leases
Revenue from sales-type leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2022	2021	2022	2021
Equipment sales	$7,671	$6,806	$19,908	$13,738
Cost of equipment sales	6,765	4,995	17,135	10,863
Gross profit (loss)	$906	$1,811	$2,773	$2,875
As these transactions remained under rental contracts, $5.2 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively, and $10.4 million and $5.9 million for the six months ended June 30, 2022 and 2021, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $2.2 million and $1.5 million during the three months ended June 30, 2022 and 2021, respectively, and $5.1 million and $2.4 million during the six months ended June 30, 2022 and 2021, respectively.

Note 6: Inventory
Whole goods inventory is comprised of chassis, attachments (i.e., boom cranes, serial lifts, digger derricks, dump bodies, etc.) and the in-process costs incurred in the final assembly of those units. As part of our business model, we sell unassembled individual whole goods and whole goods with varying levels of customization direct to consumers or dealers. Whole goods inventory also includes new equipment purchased specifically for resale to customers. Inventory consisted of the following:

(in $000s)	June 30, 2022	December 31, 2021
Whole goods	$417,050	$326,641
Aftermarket parts and services inventory	119,037	83,901
Inventory	$536,087	$410,542

Note 7: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	June 30, 2022	December 31, 2021
Rental equipment	$1,279,973	$1,247,375
Less: accumulated depreciation	(445,809)	(413,050)
Rental equipment, net	$834,164	$834,325

Note 8: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
ABL Facility	$435,000	$394,945	3.2%	1.8%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
Notes payable	28,425	32,619	3.0%-5.0%	3.0%-5.0%
Total debt outstanding	1,383,425	1,347,564
Deferred finance fees	(30,284)	(32,945)
Net debt	1,353,141	1,314,619
Less: current maturities	(3,177)	(6,354)
Long-term debt	$1,349,964	$1,308,265
As of June 30, 2022, borrowing availability under the ABL Facility was $310.2 million, and outstanding standby letters of credit were $4.9 million.

Note 9: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of Common Stock outstanding. Diluted earnings (loss) per share includes the effects of potentially dilutive shares of Common Stock. Potentially dilutive effects include contingently issuable shares and share-based compensation. Our potentially dilutive shares aggregated 23.5 million and 23.3 million for the three and six months ended June 30, 2022, respectively, and 25.6 million and 26.0 million for the three and six months ended June 30, 2021, respectively, and included warrants, contingently issuable shares, and share-based compensation, and were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive.
The following tables set forth the computation of basic and dilutive loss per share:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in $000s, except per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	13,623	247,745	$0.05	$(129,356)	243,752	$(0.53)
Dilutive common share equivalents	—	869	—	—	—	—
Diluted earnings (loss) per share	$13,623	248,614	$0.05	$(129,356)	243,752	$(0.53)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(in $000s, except per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$10,350	247,403	$0.04	$(157,263)	146,997	$(1.07)
Dilutive common share equivalents	—	836	—	—	—	—
Diluted earnings (loss) per share	$10,350	248,239	$0.04	$(157,263)	146,997	$(1.07)

Note 10: Equity
Preferred Stock
As of June 30, 2022 and December 31, 2021, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, respectively, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock
As of June 30, 2022 and December 31, 2021, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, respectively.
During the period commencing on the date of the Acquisition and ending on the date that is eighteen months following the date of the Acquisition (the “Lockup Period”), Platinum shall not transfer any shares of common stock beneficially owned or otherwise held by it other than transfers as allowed by the Amended and Restated Stockholder’s Agreement of Custom Truck One Source, Inc.
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, beginning in the third quarter of 2022, allowing for the repurchase of up to $30 million of the Company’s ordinary common shares.
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

Note 11: Share-Based Compensation
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units, performance share units and deferred compensation.
Share-based compensation expense recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was $1.8 million and $5.1 million for the three and six months ended June 30, 2022, respectively, and $7.2 million and $7.9 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there was approximately $17.3 million of total unrecognized compensation cost related to stock-based compensation arrangements under the Amended and Restated 2019 Omnibus Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.0 years.

Note 12: Fair Value Measurements
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

The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
June 30, 2022
ABL Facility	$435,000	$—	$435,000	$—
2029 Secured Notes	920,000	—	775,100	—
Other notes payable	28,425	—	28,425	—
Warrant liabilities	4,612	—	—	4,612

December 31, 2021
ABL Facility	$394,945	$—	$394,945	$—
2029 Secured Notes	920,000	—	949,900	—
Other notes payable	32,619	—	32,619	—
Derivative and warrant liabilities	24,164	—	2,388	21,776
The carrying amounts of the ABL Facility and other notes payable approximated fair value as of June 30, 2022 and December 31, 2021 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers. The Level 3 fair value presented above consists of the fair value of the Non-Public Warrants (as defined in Note 13: Financial Instruments). The Company estimated the fair value using the Black-Scholes option-pricing model based on the market value of the underlying Common Stock, the remaining contractual term of the warrant, risk-free interest rates and expected dividends, and expected volatility of the price of the underlying Common Stock.

Note 13: Financial Instruments
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
The Public Warrants are accounted for as freestanding equity-classified instruments because the Company has the ability to settle with holders of the Public Warrants either by net-share or physical settlement. Because the Non-Public Warrants do not meet the “indexed to the entity’s stock” condition, they have been accounted for as a derivative liability and remeasured at their estimated fair value each period. The Company recorded Financing and other (income) expense of approximately $(13.1) million and $1.4 million during the three months ended June 30, 2022 and 2021, respectively, and $(17.1) million and $9.0 million during the six months ended June 30, 2022 and 2021, respectively, in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) related to the fair value remeasurement.

Note 14: Income Taxes
We are subject to income taxes primarily in the U.S. and Canada. Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur. These discrete items may not be consistent from year to year. As a result of acquisitions and other transactions that have resulted in changes in control, certain of our federal and state net operating loss and interest expense carryforwards (collectively, “Carryforward Assets”) are subject to limitations prescribed by U.S. Internal Revenue Code Section 382 (“Section 382”) and similar rules in state and local taxing jurisdictions. We record a valuation allowance against deferred tax assets, including Carryforward Assets, when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For interim periods, we estimate our annual effective tax rate, exclusive of discrete items, which is derived primarily by our estimate of our valuation allowance as of the end of our fiscal year. Excluding discrete items, our estimated annual effective tax rate for the year ending December 31, 2022 is approximately 14.0%. In the six months ended June 30, 2022, discrete items, including derivative mark-to-market adjustments and transaction and integration expenses, coupled with certain tax attribute changes to subsidiaries in our consolidated group, resulted in an overall effective tax rate in the period of 22.0%. The effect of these items resulted in approximately $2.1 million of tax expense being recognized in the six months ended June 30, 2022.

Note 15: Commitments and Contingencies
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
Custom Truck LP’s withholdings of federal excise taxes for each of the four quarterly periods during 2015 are currently under audit by the Internal Revenue Service (the “IRS”). The IRS issued an assessment on October 28, 2020 in an aggregate amount of $2.4 million for the 2015 periods, alleging that certain types of sold equipment are not eligible for the Mobile Machinery Exemption set forth in the Internal Revenue Code (the “Code”). An appeal was filed on January 28, 2021. Based on management’s understanding of the facts and circumstances, including the relevant provisions of the Code, and historical precedent, including previous successful appeals of similar assessments in prior years, management does not believe the likelihood of a loss resulting from the IRS assessment to be probable at this time.
While it is not possible to predict the outcome of the foregoing matters with certainty, it is the opinion of management that the final outcome of these matters will not have a material effect on the Company’s consolidated financial condition, results of operations and cash flows.
Purchase Commitments
We enter into purchase agreements with manufacturers and suppliers of equipment for our rental fleet and inventory. All of these agreements are cancellable within a specified notification period to the supplier.

Note 16: Related Parties
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
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2022	2021	2022	2021
Total revenues from transactions with related parties	$10,892	$7,614	$18,743	$9,738
Expenses incurred from transactions with related parties included in cost of revenue	$515	$1,174	$1,812	$1,174
Expenses incurred from transactions with related parties included in operating expenses	$1,606	$1,631	$3,237	$1,631
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	June 30, 2022	December 31, 2021
Accounts receivable from related parties	$10,289	$5,145
Accounts payable to related parties	$3	$26

Note 17: Segments
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

The Company’s segment results are presented in the tables below:

	Three Months Ended June 30,
	2022
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$108,109	$—	$3,946	$112,055
Equipment sales	37,200	181,306	—	218,506
Parts and services	—	—	31,545	31,545
Total revenue	145,309	181,306	35,491	362,106
Cost of revenue:
Rentals/parts and services	27,851	—	23,578	51,429
Equipment sales	30,418	154,177	—	184,595
Depreciation of rental equipment	42,384	—	940	43,324
Total cost of revenue	100,653	154,177	24,518	279,348
Gross profit	$44,656	$27,129	$10,973	$82,758

	Three Months Ended June 30,
	2021
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$95,081	$—	$3,458	$98,539
Equipment sales	32,555	215,120	—	247,675
Parts and services	—	—	28,897	28,897
Total revenue	127,636	215,120	32,355	375,111
Cost of revenue:
Rentals/parts and services	27,524	—	28,379	55,903
Equipment sales	34,529	194,810	—	229,339
Depreciation of rental equipment	42,192	—	987	43,179
Total cost of revenue	104,245	194,810	29,366	328,421
Gross profit	$23,391	$20,310	$2,989	$46,690

	Six Months Ended June 30,
	2022
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$213,670	$—	$7,530	$221,200
Equipment sales	96,553	349,139	—	445,692
Parts and services	—	—	61,690	61,690
Total revenue	310,223	349,139	69,220	728,582
Cost of revenue:
Rentals/parts and services	52,642	—	48,528	101,170
Equipment sales	73,648	298,225	—	371,873
Depreciation of rental equipment	86,350	—	1,938	88,288
Total cost of revenue	212,640	298,225	50,466	561,331
Gross profit	$97,583	$50,914	$18,754	$167,251

	Six Months Ended June 30,
	2021
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$139,811	$—	$7,017	$146,828
Equipment sales	43,040	222,622	—	265,662
Parts and services	—	—	40,920	40,920
Total revenue	182,851	222,622	47,937	453,410
Cost of revenue:
Rentals/parts and services	43,061	—	39,413	82,474
Equipment sales	41,269	201,735	—	243,004
Depreciation of rental equipment	59,077	—	1,946	61,023
Total cost of revenue	143,407	201,735	41,359	386,501
Gross profit	$39,444	$20,887	$6,578	$66,909
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
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2022	2021	2022	2021
Gross Profit	$82,758	$46,690	$167,251	$66,909
Selling, general and administrative expenses	48,779	51,264	102,434	63,314
Amortization	6,871	13,332	20,206	14,086
Non-rental depreciation	2,317	951	5,364	972
Transaction expenses and other	6,046	24,575	10,694	35,023
Loss on extinguishment of debt	—	61,695	—	61,695
Interest expense, net	20,281	19,723	39,437	34,629
Financing and other expense (income)	(15,078)	(2,058)	(24,158)	3,799
Income (Loss) Before Income Taxes	$13,542	$(122,792)	$13,274	$(146,609)
The following table presents total assets by country:

(in $000s)	June 30, 2022	December 31, 2021
Assets:
United States	$2,713,447	$2,653,058
Canada	100,968	30,708
	$2,814,415	$2,683,766

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
•material disruptions to our operation and manufacturing locations as a result of public health concerns, including the COVID-19 pandemic, equipment failures, natural disasters, work stoppages, power outages or other reasons;
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
•the phase-out of LIBOR and uncertainty as to its replacement; and
•uncertainties relating to macroeconomic conditions.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. See “Risk Factors” in Part I, Item 1A of the Annual Report for the year ended December 31, 2021, and in Part II, Item 1A of this Quarterly Report on Form 10-Q, for additional risks.

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
Transaction expenses and other — Transaction expenses and other expense include expenses directly related to the acquisition of businesses. These expenses generally are comprised of travel and out-of-pocket expenses and legal, accounting and valuation or appraisal fees incurred in connection with pre- and post-closure activities. We also include costs and expenses associated with post-acquisition integration activities related to the acquired businesses.
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
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of June 30, 2022, this equipment (the “rental fleet”) is comprised of more than 9,600 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end-user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
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
Aftermarket Parts and Services (“APS”) Segment — The APS segment includes the sale of specialized aftermarket parts, including captive parts related to our Load KingTM brand, used in the maintenance and repair of the equipment we sell and rent. Specialized tools, including stringing blocks, insulated hot stick, and rigging equipment, are sold or rented to our customers on an individual basis or in packaged specialty kits. We also provide truck and equipment maintenance and repair services, which are executed throughout our nationwide branch network and fleet of mobile technicians supported by our 24/7 call center based in Kansas City, Missouri.
Non-GAAP Financial Measures
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Supplemental Pro Forma Information, we report certain financial measures that are not required by, or presented in accordance with, GAAP. We utilize these financial measures to manage our business on a day-to-day basis, and some of these measures are commonly used in our industry to evaluate performance. We believe these non-GAAP measures provide investors with expanded insight to assess performance, in addition to the standard GAAP-based financial measures. Reconciliation of the most directly comparable GAAP measure to each non-

GAAP measure that we refer to is included in this Quarterly Report on Form 10-Q. The following provides a description of the non-GAAP financial measures.
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
Pro Forma Adjusted EBITDA
We present Pro Forma Adjusted EBITDA as if the Acquisition had occurred on January 1, 2020. Refer to the reconciliation of pro forma combined net income (loss) to Pro Forma Adjusted EBITDA for the three- and six-month periods ended June 30, 2021 in the section entitled “Supplemental Pro Forma Information.”
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

Results of Operations
Three months ended June 30, 2022 compared to three months ended June 30, 2021
The operating results and financial metrics presented below for the three months ended June 30, 2022 and 2021 and the three months ended March 31, 2022 include the results of Custom Truck LP for all periods presented.
Consolidated Results of Operations

	Three Months Ended
(in $000s)	June 30, 2022	% of revenue	June 30, 2021	% of revenue	$ Change	% of revenue	March 31, 2022	% of revenue
Rental revenue	$112,055	30.9%	$98,539	26.3%	$13,516	13.7%	$109,145	29.8%
Equipment sales	218,506	60.3%	247,675	66.0%	(29,169)	(11.8)%	227,186	62.0%
Parts sales and services	31,545	8.7%	28,897	7.7%	2,648	9.2%	30,145	8.2%
Total revenue	362,106	100.0%	375,111	100.0%	(13,005)	(3.5)%	366,476	100.0%
Cost of revenue, excluding rental equipment depreciation	236,024	65.2%	285,242	76.0%	(49,218)	(17.3)%	237,019	64.7%
Depreciation of rental equipment	43,324	12.0%	43,179	11.5%	145	0.3%	44,964	12.3%
Gross profit	82,758	22.9%	46,690	12.4%	36,068	77.2%	84,493	23.1%
Operating expenses	64,013		90,122		(26,109)		74,685
Operating income (loss)	18,745		(43,432)		62,177		9,808
Other expense	5,203		79,360		(74,157)		10,076
Income (loss) before income taxes	13,542		(122,792)		136,334		(268)
Income tax expense (benefit)	(81)		6,564		(6,645)		3,005
Net income (loss)	$13,623		$(129,356)		$142,979		$(3,273)
Total Revenue - The decrease in total revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a decline in equipment sales as a result of supply chain challenges related to inventory suppliers. We continue to see strong customer demand for our products as evidenced by the growth in our sales order backlog versus the end of the second quarter of 2021.
Cost of Revenue, Excluding Rental Equipment Depreciation - The decrease in cost of revenue, excluding rental equipment depreciation for the three months ended June 30, 2022 was driven primarily by the decrease in equipment sales revenue versus the three months ended June 30, 2021.
Depreciation of Rental Equipment - Depreciation of our rental fleet remained consistent in the three months ended June 30, 2022.
Operating Expenses - Operating expenses decreased in the three months ended June 30, 2022 as a result of lower transaction and post-acquisition integration costs related to the Acquisition.
Other Expense - Other expense for the three months ended June 30, 2022 decreased primarily due to the reduction in the fair value of the private warrants, partially offset by the increased financing income related to growth in customer rental contracts accounted for as sales-type leases. Included in other expense for the three months ended June 30, 2021 is the loss on extinguishment of debt related to the closing of the Acquisition on April 1, 2021.
Income Tax Expense (Benefit) - Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur. These discrete items may not be consistent from year to year. In the six months ended June 30, 2022, discrete items, including derivative mark-to-market adjustments and transaction and integration expenses, coupled with certain tax attribute changes to subsidiaries in our consolidated group, resulted in an overall effective tax rate in the period of 22.0%. The effect of these items resulted in approximately $2.1 million of tax expense being recognized in the six months ended June 30, 2022.
Net Income (Loss) - The change in net income (loss) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was driven primarily by an increase in gross profit and a decrease in operating expenses and other expense.

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

	Three Months Ended
(in $000s)	June 30, 2022	June 30, 2021	Change	% Change	March 31, 2022	% Change
Ending OEC	$1,399,500	$1,338,700	$60,800	4.5%	$1,364,660	2.6%
Average OEC on rent	$1,150,400	$1,084,709	$65,691	6.1%	$1,119,100	2.8%
Fleet utilization	82.8%	80.9%	1.9%	2.3%	82.5%	0.4%
OEC on rent yield	39.2%	37.9%	1.3%	3.4%	39.1%	0.3%
Sales order backlog	$663,619	$222,661	$440,958	198.0%	$586,368	13.2%
Ending OEC - The increase in Ending OEC compared to the three months ended June 30, 2021 was driven by positive net rental fleet additions in the current quarter and the acquisition of HiRail in the first quarter 2022.
Average OEC on Rent - The increase in Average OEC on rent compared to the three months ended June 30, 2021 was driven by fleet growth and continued strong rental demand.
Fleet Utilization - Fleet utilization increased compared to the three months ended June 30, 2021 as a result of the factors noted above.
OEC on Rent Yield - ORY improved compared to the three months ended June 30, 2021 as a result of the impact of continued pricing increases, reflective of strong demand.
Sales Order Backlog - Sales order backlog consists of customer orders placed for customized and stock equipment. The increase in sales order backlog compared to the three months ended June 30, 2021 was driven by continued strong customer demand.
Adjusted EBITDA
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2022 and 2021 and the three months ended March 31, 2022. As previously noted, Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income (loss), earnings (loss) per share or any other comparable operating measure prescribed by GAAP.

	Three Months Ended
(in $000s)	June 30, 2022	June 30, 2021	$ Change	% Change	March 31, 2022	% Change
Net income (loss)	$13,623	$(129,356)	$142,979	(110.5)%	$(3,273)	(516.2)%
Interest expense	18,050	17,602	448	2.5%	17,445	3.5%
Income tax expense (benefit)	(81)	6,564	(6,645)	(101.2)%	3,005	(102.7)%
Depreciation and amortization	54,620	60,062	(5,442)	(9.1)%	62,500	(12.6)%
EBITDA	86,212	(45,128)	131,340	(291.0)%	79,677	8.2%
Adjustments:
Non-cash purchase accounting impact (1)	2,367	21,387	(19,020)	(88.9)%	9,026	(73.8)%
Transaction and integration costs (2)	6,043	24,601	(18,558)	(75.4)%	4,648	30.0%
Loss on extinguishment of debt (3)	—	61,695	(61,695)	(100.0)%	—	—%
Sales-type lease adjustment (4)	2,032	(510)	2,542	(498.4)%	529	284.1%
Share-based payments (5)	1,784	7,162	(5,378)	(75.1)%	3,364	(47.0)%
Change in fair value of derivative and warrants (6)	(13,055)	1,034	(14,089)	(1362.6)%	(5,767)	126.4%
Adjusted EBITDA	$85,383	$70,241	$15,142	21.6%	$91,477	(6.7)%
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our credit agreement.
(2) Represents transaction costs related to acquisitions of businesses, which are recognized within operating expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are expenses associated with the integration of acquired businesses.
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

	Three Months Ended June 30,		Three Months Ended March 31, 2022
(in $000s)	2022	2021
Equipment sales	$(7,671)	$(6,806)	$(12,237)
Cost of equipment sales	6,765	4,995	10,370
Gross profit	(906)	(1,811)	(1,867)
Interest income	(2,220)	(1,519)	(2,888)
Rentals invoiced	5,158	2,820	5,284
Sales-type lease adjustment	$2,032	$(510)	$529
(5) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(6) Represents the charge to earnings for our interest rate collar and the change in fair value of the liability for warrants.

Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended
(in $000s)	June 30, 2022	June 30, 2021	$ Change	% Change	March 31, 2022	% Change
Rental revenue	$108,109	$95,081	$13,028	13.7%	$105,561	2.4%
Equipment sales	37,200	32,555	4,645	14.3%	59,353	(37.3)%
Total revenue	145,309	127,636	17,673	13.8%	164,914	(11.9)%
Cost of rental revenue	27,851	27,524	327	1.2%	24,791	12.3%
Cost of equipment sales	30,418	34,529	(4,111)	(11.9)%	43,230	(29.6)%
Depreciation of rental equipment	42,384	42,192	192	0.5%	43,966	(3.6)%
Total cost of revenue	100,653	104,245	(3,592)	(3.4)%	111,987	(10.1)%
Gross profit	$44,656	$23,391	$21,265	90.9%	$52,927	(15.6)%
Total Revenue - The increase in total revenue for the ERS segment for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was driven by an increase in revenues for rental equipment and equipment sales revenue. We continue to see strong customer demand for our products, as evidenced by the growth in our sales order backlog versus the end of the second quarter of 2021.
Cost of Revenue - The decrease in total cost of revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was largely due to the decrease in cost of equipment sales, resulting from lower equipment sales, partially offset by an increase in equipment depreciation for the period.
Depreciation - Depreciation of our rental fleet was materially unchanged period over period.
Gross Profit - The increase in gross profit for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to the increase in rental revenues for the period.

Truck and Equipment Sales (TES) Segment

	Three Months Ended
(in $000s)	June 30, 2022	June 30, 2021	$ Change	% Change	March 31, 2022	% Change
Equipment sales	$181,306	$215,120	$(33,814)	(15.7)%	$167,833	8.0%
Cost of equipment sales	154,177	194,810	(40,633)	(20.9)%	144,048	7.0%
Gross profit	$27,129	$20,310	$6,819	33.6%	$23,785	14.1%
Equipment Sales - Equipment sales decreased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to supply chain challenges related to the segment's inventory suppliers. However, we continue to see strong customer demand for our products, as evidenced by the growth in our sales order backlog versus the end of the second quarter of 2021.
Cost of Equipment Sales - Cost of equipment sales decreased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the decrease in equipment sales, partially offset by an increase in equipment sales prices for the period.
Gross Profit - The increase in gross profit for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is reflective of the positive pricing environment for our products coupled with higher production levels achieved in the first quarter of 2022.
Aftermarket Parts and Services (APS) Segment

	Three Months Ended
(in $000s)	June 30, 2022	June 30, 2021	$ Change	% Change	March 31, 2022	% Change
Rental revenue	$3,946	$3,458	$488	14.1%	$3,584	10.1%
Parts and services revenue	31,545	28,897	2,648	9.2%	30,145	4.6%
Total revenue	35,491	32,355	3,136	9.7%	33,729	5.2%
Cost of revenue	23,578	28,379	(4,801)	(16.9)%	24,950	(5.5)%
Depreciation of rental equipment	940	987	(47)	(4.8)%	998	(5.8)%
Total cost of revenue	24,518	29,366	(4,848)	(16.5)%	25,948	(5.5)%
Gross profit	$10,973	$2,989	$7,984	267.1%	$7,781	41.0%
Total Revenue - Total revenue increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven by growth in volume of parts sales and tools and accessories rentals.
Cost of Revenue - Cost of revenue decreased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to operational improvements in our distribution network.
Gross Profit - The increase in gross profit was primarily due to the impact of operational improvements in our distribution network, pricing gains and increased rentals.
Results of Operations
Six months ended June 30, 2022 compared to six months ended June 30, 2021
The consolidated operating results for the six months ended June 30, 2021 represent those of Nesco Holdings before the acquisition of Custom Truck LP and, therefore, are not comparable.

Consolidated Results of Operations

	Six Months Ended June 30,
(in $000s)	2022	2021
Rental revenue	$221,200	$146,828
Equipment sales	445,692	265,662
Parts sales and services	61,690	40,920
Total revenue	728,582	453,410
Cost of revenue, excluding rental equipment depreciation	473,043	325,478
Depreciation of rental equipment	88,288	61,023
Gross profit	167,251	66,909
Operating expenses	138,698	113,395
Operating income (loss)	28,553	(46,486)
Other expense	15,279	100,123
Income (loss) before income taxes	13,274	(146,609)
Income tax expense (benefit)	2,924	10,654
Net income (loss)	$10,350	$(157,263)
Total Revenue - The increase in revenue for the six months ended June 30, 2022, both in total and for each of our individual revenue streams, was driven by the addition of Custom Truck LP’s revenues to our operating results. The Acquisition significantly increased the size of our rental fleet and added a new equipment production and sales line of business (which we report under our TES segment) and a parts sales and heavy equipment service business.
Cost of Revenue, Excluding Rental Equipment Depreciation - Consistent with the increase in revenue versus the prior year period, the increase in cost of revenue, excluding rental equipment depreciation was driven by the addition of Custom Truck LP’s cost of revenue, to our operating results.
Operating Expenses - The primary drivers of the increase in operating expenses for the six months ended June 30, 2022 was the addition of Custom Truck, LP’s operating expenses to our operating results.
Other Expense - The decrease in other expense for the six months ended June 30, 2022 was largely driven by charges related to mark-to-market charges related to our private warrants, which are accounted for a liability derivative instrument. Expenses for a loss on extinguishment of debt related to the closing of the Acquisition are included in the six months ended June 30, 2021.
Income Tax Expense (Benefit) - Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur. These discrete items may not be consistent from year to year. In the six months ended June 30, 2022, discrete items, including derivative mark-to-market adjustments and transaction and integration expenses, coupled with certain tax attribute changes to subsidiaries in our consolidated group, resulted in an overall effective tax rate in the period of 22.0%. The effect of these items resulted in approximately $2.1 million of tax expense being recognized in the six months ended June 30, 2022.
Net Income (Loss) - The change in net income (loss) for the six months ended June 30, 2022 was due to the addition of Custom Truck LP to our operating results, as well as significant transaction expenses included in the six months ended June 30, 2021 connected to the closing of the Acquisition.

Key Performance Measures

	Six Months Ended June 30,
(in $000s)	2022	2021	Change	% Change
Ending OEC	$1,399,500	$1,338,700	$60,800	4.5%
Average OEC on rent	$1,150,800	$1,066,318	$84,482	7.9%
Fleet utilization	82.6%	79.9%	2.7%	3.4%
OEC on rent yield	39.1%	37.3%	1.8%	4.8%
Sales order backlog	$663,619	$222,661	$440,958	198.0%
Ending OEC - The increase in Ending OEC was driven by positive net rental fleet additions in the current quarter and the acquisition of HiRail in the first quarter 2022.
Average OEC on Rent - The increase in Average OEC on rent was driven by fleet growth and continued strong rental demand.
Fleet Utilization - Fleet utilization increased as a result of the factors noted above.
OEC on Rent Yield - ORY improved as a result of the impact of continued pricing increases, reflective of strong demand.
Sales Order Backlog - Sales order backlog consists of customer orders placed for customized and stock equipment. The increase in sales order backlog was driven by continued strong customer demand.
Adjusted EBITDA
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2022 and 2021. As previously noted, Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income/loss, earnings/loss per share or any other comparable operating measure prescribed by GAAP.

	Six Months Ended June 30,
(in $000s)	2022	2021
Net income (loss)	$10,350	$(157,263)
Interest expense	35,495	32,508
Income tax expense (benefit)	2,924	10,654
Depreciation and amortization	117,120	79,163
EBITDA	165,889	(34,938)
Adjustments:
Non-cash purchase accounting impact (1)	11,393	21,440
Transaction and integration costs (2)	10,691	35,345
Loss on extinguishment of debt (3)	—	61,695
Sales-type lease adjustment (4)	2,561	(510)
Share-based payments (5)	5,148	7,860
Change in fair value of derivative and warrants (6)	(18,822)	6,880
Adjusted EBITDA	$176,860	$97,772
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our ABL Credit Agreement.
(2) Represents transaction costs related to acquisitions of businesses, including the Acquisition, which are recognized within operating expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are expenses associated with the integration of acquired businesses.
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

	Six Months Ended June 30,
(in $000s)	2022	2021
Equipment sales	$(19,908)	$(13,738)
Cost of equipment sales	17,135	10,863
Gross profit	(2,773)	(2,875)
Interest income	(5,108)	(3,552)
Rentals invoiced	10,442	5,917
Sales-type lease adjustment	$2,561	$(510)
(5) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(6) Represents the charge to earnings for our interest rate collar and the change in fair value of the liability for warrants.

Operating Results by Segment
The following segment information compares results by segment for the six months ended June 30, 2022 to the six months ended June 30, 2021. The information for the period ended June 30, 2022 includes results of Custom Truck LP for the entire period, while information for the period ended June 30, 2021 include results of Custom Truck LP from April 1, 2021 to June 30, 2021. Accordingly, the year-over-year changes in all financial statement line items within each segment is attributable to the addition of Custom Truck LP on April 1, 2021. Refer to the Supplemental Pro Forma Information section in this filing that presents the consolidated results of the Company and Custom Truck LP for the six months ended June 30, 2021.
Equipment Rental Solutions (ERS) Segment

	Six Months Ended June 30,
(in $000s)	2022	2021
Rental revenue	$213,670	$139,811
Equipment sales	96,553	43,040
Total revenue	310,223	182,851
Cost of rental revenue	52,642	43,061
Cost of equipment sales	73,648	41,269
Depreciation of rental equipment	86,350	59,077
Total cost of revenue	212,640	143,407
Gross profit	$97,583	$39,444
Truck and Equipment Sales (TES) Segment

	Six Months Ended June 30,
(in $000s)	2022	2021
Equipment sales	$349,139	$222,622
Cost of equipment sales	298,225	201,735
Gross profit	$50,914	$20,887
Aftermarket Parts and Services (APS) Segment

	Six Months Ended June 30,
(in $000s)	2022	2021
Rental revenue	$7,530	$7,017
Parts and services revenue	61,690	40,920
Total revenue	69,220	47,937
Cost of revenue	48,528	39,413
Depreciation of rental equipment	1,938	1,946
Total cost of revenue	50,466	41,359
Gross profit	$18,754	$6,578

Supplemental Pro Forma Information
As result of the Acquisition and Related Financing Transactions, we believe presenting supplemental pro forma financial information is beneficial to the readers of our financial statements. The following table sets forth key metrics used by management to run our business on a pro forma and combined basis as if the Acquisition and Related Financing Transactions had occurred on January 1, 2020. Refer to the information below for a full reconciliation of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Summary Pro Forma Financial Information and Operational Data

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2022 Actual	2021 Actual	2022 Actual	2021 Pro Forma
Revenue	$362,106	$375,111	$728,582	$769,881
Gross profit	$82,758	$46,690	$167,251	$139,406
Net income (loss)	$13,623	$(129,356)	$10,350	$(51,284)
Adjusted EBITDA	$85,383	$70,241	$176,860	$143,106
Fleet and Operational Metrics:
Ending OEC	$1,399,500	$1,338,700	$1,399,500	$1,338,700
Average OEC on rent	$1,150,400	$1,084,709	$1,150,800	$1,066,318
Fleet utilization	82.8%	80.9%	82.6%	79.9%
OEC on rent yield	39.2%	37.9%	39.1%	37.3%
Sales order backlog	$663,619	$222,661	$663,619	$222,661
Pro Forma Financial Statements
The following pro forma information has been prepared in accordance with Article 11 of Regulation S-X, "Pro Forma Financial Information," as amended by the Securities and Exchange Commission's Final Rule Release No. 33-10786, "Amendments to Financial Disclosures About Acquired and Disposed Businesses," as adopted on May 21, 2020 ("Article 11"). The amended Article 11 became effective on January 1, 2021. The pro forma combined Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 combine the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of Nesco Holdings and Custom Truck LP, giving effect to the following items as if they had occurred on January 1, 2020:
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
The following pro forma combined financial information and associated notes are based on the historical financial statements of Nesco Holdings and Custom Truck LP prior to the Acquisition. The pro forma combined Condensed Consolidated Statements of Net Income

(Loss) for the periods indicated below are based on, derived from, and should be read in conjunction with, the Company’s historical financial statements.
Pro Forma Combined Condensed Consolidated Statement of Net Income (Loss) — Three Months Ended June 30, 2021

(in $000s)	Custom Truck Once Source, Inc.	Pro Forma Adjustments[a]		Pro Forma Combined
Rental revenue	$98,539	$—		$98,539
Equipment sales	247,675	—		247,675
Parts sales and services	28,897	—		28,897
Total revenue	375,111	—		375,111
Cost of revenue	285,242	(9,388)	b	275,854
Depreciation of rental equipment	43,179	—		43,179
Total cost of revenue	328,421	(9,388)		319,033
Gross profit	46,690	9,388		56,078
Selling, general and administrative	51,264	—		51,264
Amortization	13,332	—		13,332
Non-rental depreciation	951	—		951
Transaction expenses and other	24,575	(24,575)	c	—
Total operating expenses	90,122	(24,575)		65,547
Operating income (loss)	(43,432)	33,963		(9,469)
Loss on extinguishment of debt	61,695	(61,695)	d	—
Interest expense, net	19,723	—		19,723
Finance and other expense (income)	(2,058)	—		(2,058)
Total other expense	79,360	(61,695)		17,665
Income (loss) before taxes	(122,792)	95,658		(27,134)
Taxes	6,564	23,915	e	30,479
Net income (loss)	$(129,356)	$71,743		$(57,613)
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

Pro Forma Combined Condensed Consolidated Statement of Net Income (Loss) — Six Months Ended June 30, 2021

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
d.Represents the differential in other amortization and depreciation related to the fair value of the identified intangible assets and non-rental property and equipment from purchase accounting as a result of the Acquisition.
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

Reconciliation of Actual (2022) or Pro Forma Net Income (Loss) (2021) to Actual or Pro Forma Adjusted EBITDA
The following table provides a reconciliation of actual or pro forma net income (loss) to actual or pro forma Adjusted EBITDA, as applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2022 Actual	2021 Pro Forma	2022 Actual	2021 Pro Forma
Net income (loss)	$13,623	$(57,613)	$10,350	$(51,284)
Interest expense	18,050	17,602	35,495	30,979
Income tax expense	(81)	30,479	2,924	34,860
Depreciation and amortization	54,620	60,062	117,120	111,887
EBITDA	86,212	50,530	165,889	126,442
Adjustments:
Non-cash purchase accounting impact	2,367	11,999	11,393	313
Transaction and process improvement costs	6,043	26	10,691	409
Sales-type lease adjustment	2,032	(510)	2,561	645
Share-based payments	1,784	7,162	5,148	8,417
Change in fair value of derivative and warrants	(13,055)	1,034	(18,822)	6,880
Adjusted EBITDA	$85,383	$70,241	$176,860	$143,106

Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next 12 months; however, we are continuing to monitor the impact of COVID-19 and associated on-going supply chain issues on our business and the financial markets. As of June 30, 2022, we had $28.5 million in cash and cash equivalents compared to $35.9 million as of December 31, 2021. As of June 30, 2022, we had $435.0 million of outstanding borrowings under our ABL Facility compared to $394.9 million of outstanding borrowing under the ABL Facility as of December 31, 2021.
ABL Facility
As of June 30, 2022, borrowing availability under the ABL Facility was $310.2 million, and outstanding standby letters of credit were $4.9 million. Borrowings under the ABL Facility will bear interest at a floating rate, which, at Buyer’s election, will be (a) in the case of U.S. dollar denominated loans, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or (ii) the base rate plus an applicable margin or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (x) with respect to base rate loans, 0.50% to 1.00% and (y) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
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
Floor Plan Financing
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) which bears interest at a rate of the Federal Funds Rate (“Prime”) plus 0.80% after an initial interest free period of up to 150 days. The total capacity under the Daimler Facility is $175.0 million. As of June 30, 2022, borrowings on the Daimler Facility were $47.3 million. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $75.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of LIBOR plus 2.4%. As of June 30, 2022, borrowings on the PACCAR line of credit were $24.0 million. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement provides the Company with a $295.0 million revolving credit facility, which matures on August 25, 2022 and bears interest at a rate of LIBOR plus 3.05%. As of June 30, 2022, borrowings on the Loan Agreement were $239.5 million.
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
Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Six Months Ended June 30,
(in $000s)	2022	2021
Net cash flow from operating activities	$(21,364)	$57,225
Net cash flow from investing activities	(92,689)	(1,360,227)
Net cash flow from financing activities	106,654	1,326,800
Effect of exchange rate changes	21	—
Net change in cash and cash equivalents	$(7,378)	$23,798
As of June 30, 2022, we had cash and cash equivalents of $28.5 million, a decrease of $7.4 million from December 31, 2021. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility.

Cash Flows from Operating Activities
Net cash used in operating activities was $21.4 million for the six months ended June 30, 2022, as compared to net cash provided by operating activities of $57.2 million in the same period of 2021. The use of cash in the current period is the result of our increased levels of inventory purchases and production.
Cash Flows from Investing Activities
Net cash used in investing activities was $92.7 million for the six months ended June 30, 2022, as compared to cash used in investing activities of $1,360.2 million in 2021. The decrease is attributable to the cash paid to acquire Custom Truck LP on April 1, 2021.
Cash Flows from Financing Activities
Net cash provided by financing activities was $106.7 million for the six months ended June 30, 2022, as compared to $1,326.8 million in 2021. The decrease is attributable to the cash proceeds provided by the sale of our common stock and placement of new debt, the funds from which were used to acquire Custom Truck LP on April 1, 2021.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our asset-based revolving credit facility. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of June 30, 2022, we had $435.0 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.5 million on an annual basis.
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
Fair values of our derivatives can change significantly from period-to-period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our standard master agreements) on an individual counterparty basis.
During the six months ended June 30, 2022, we generated $19.4 million of U.S. dollar denominated revenues in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.1 million. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q we carried out an evaluation with the participation of our Chief Executive Officer and Interim Chief Financial Officer. Based on that assessment, the Chief Executive Officer and Interim Chief Financial Officer concluded as of June 30, 2022, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
Inadequate General Information Technology Controls and Business Process Controls
On April 1, 2021, we completed the acquisition of Custom Truck LP, which resulted in a significant change in the Company’s internal control over financial reporting. We are in the process of completing the integration of policies, processes, people, technology and operations for the combined company. As part of this integration, we identified deficiencies in the design and operating effectiveness of internal controls associated with the control activities component of the COSO framework. These include:
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
(b) Remediation of the Material Weaknesses in Internal Control Over Financial Reporting
The Company is in the process of implementing changes associated with the design, implementation, and monitoring information technology general controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes to ensure that internal controls are designed and operating effectively. A significant portion of our remediation plan to address the control deficiencies encompassed implementation of our new ERP system, which was completed in the second quarter of 2022. The new ERP system will allow us to address segregation of duties by establishing user roles specific to the nature of each job function. We are also establishing controls to ensure appropriate authorization of new user access requests, including performance of routine reviews of user access, and controls over program-change management. Additionally, we are in the process of enhancing relevant process level controls that are relevant to the preparation of consolidated financial statements. The material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
(c) Changes to Internal Control Over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On January 14, 2022, we completed the acquisition of Hi-Rail Leasing, Inc. (“Hi-Rail”). In conducting our evaluation of effectiveness of our internal control over financial reporting, we have elected to exclude Hi-Rail from our evaluation, as permitted under existing SEC rules.

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

Item 1A.    Risk Factors
Reference is made to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
Uncertainty relating to macroeconomic conditions may reduce demand for our products and services, resulting in non-performance of contracts by our lessees, limit our ability to obtain additional capital to finance new investments, or have other unforeseen negative effects.
Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and commodity price volatility, may create difficult operating environments for our lessees and also for our industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees that form our customer base. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital or financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
10.1+
Letter Agreement, by and between the Company and Raymond Todd Barrett, dated April 25, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38186) filed on April 26, 2022).

10.2+
Employment Agreement, by and between the Company and Raymond Todd Barrett, dated March 9, 2022 (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K (File No. 001-38186) filed on April 26, 2022).

10.3+
Custom Truck One Source, Inc. 2022 Employee Stock Purchase Plan (filed as Annex A to Custom Truck One Source, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-38186) filed on May 2, 2022, and incorporated herein by reference).

10.4+
Employment Agreement, by and between the Company and Christopher J. Eperjesy, dated August 2, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38186) filed on August 4, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed or furnished herewith.
+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	August 9, 2022	/s/ Fred Ross
Fred Ross, Chief Executive Officer

Date:	August 9, 2022	/s/ R. Todd Barrett
R. Todd Barrett, Interim Chief Financial Officer