Form 10-Q
period 2022-09-30
Custom Truck One Source, Inc.
filed 2022-11-08
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
The number of shares of common stock outstanding as of November 2, 2022 was 246,590,393.

Custom Truck One Source, Inc. and Subsidiaries
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	5
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2022 and 2021	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
	SIGNATURES	45

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$26,174	$35,902
Accounts receivable, net	176,969	168,394
Financing receivables, net	32,967	28,649
Inventory	555,811	410,542
Prepaid expenses and other	9,989	13,217
Total current assets	801,910	656,704
Property and equipment, net	106,721	108,612
Rental equipment, net	865,569	834,325
Goodwill	703,411	695,865
Intangible assets, net	310,888	327,840
Operating lease assets	34,317	36,014
Other assets	30,818	24,406
Total Assets	$2,853,634	$2,683,766
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$102,657	$91,123
Accrued expenses	70,569	60,337
Deferred revenue and customer deposits	30,660	35,791
Floor plan payables - trade	81,440	72,714
Floor plan payables - non-trade	267,480	165,239
Operating lease liabilities - current	5,514	4,987
Current maturities of long-term debt	1,588	6,354
Current portion of finance lease obligations	2,471	4,038
Total current liabilities	562,379	440,583
Long-term debt, net	1,362,926	1,308,265
Finance leases	3,265	5,109
Operating lease liabilities - noncurrent	29,630	31,514
Deferred income taxes	28,113	15,621
Derivative, warrants and other liabilities	5,291	24,164
Total long-term liabilities	1,429,225	1,384,673

Commitments and contingencies (see Note 15)

Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized, 248,069,853 and 247,358,412 shares issued and outstanding, at September 30, 2022 and December 31, 2021, respectively	25	25
Treasury stock, at cost — 878,837 and 318,086 shares at September 30, 2022 and December 31, 2021, respectively	(6,903)	(3,020)
Additional paid-in capital	1,518,717	1,508,995
Accumulated other comprehensive loss	(10,287)	—
Accumulated deficit	(639,522)	(647,490)
Total stockholders' equity	862,030	858,510
Total Liabilities and Stockholders' Equity	$2,853,634	$2,683,766
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s, except per share data)	2022	2021	2022	2021
Revenue
Rental revenue	$115,010	$109,108	$336,210	$255,936
Equipment sales	210,903	217,163	656,595	482,825
Parts sales and services	31,867	31,034	93,557	71,954
Total revenue	357,780	357,305	1,086,362	810,715
Cost of Revenue
Cost of rental revenue	28,207	25,932	82,791	71,873
Depreciation of rental equipment	42,612	50,153	130,900	111,176
Cost of equipment sales	173,588	191,991	545,461	434,995
Cost of parts sales and services	25,201	23,977	71,787	60,510
Total cost of revenue	269,608	292,053	830,939	678,554
Gross Profit	88,172	65,252	255,423	132,161
Operating Expenses
Selling, general and administrative expenses	49,835	48,625	152,269	111,939
Amortization	6,794	13,334	27,000	27,420
Non-rental depreciation	1,938	873	7,302	1,845
Transaction expenses and other	6,498	7,742	17,192	42,765
Total operating expenses	65,065	70,574	203,763	183,969
Operating Income (Loss)	23,107	(5,322)	51,660	(51,808)
Other Expense
Loss on extinguishment of debt	—	—	—	61,695
Interest expense, net	22,887	19,045	62,324	53,674
Financing and other expense (income)	(1,747)	(3,656)	(25,905)	143
Total other expense	21,140	15,389	36,419	115,512
Income (Loss) Before Income Taxes	1,967	(20,711)	15,241	(167,320)
Income Tax Expense (Benefit)	4,349	(186)	7,273	10,468
Net Income (Loss)	$(2,382)	$(20,525)	$7,968	$(177,788)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$(7,651)	$—	$(10,287)	$—
Other Comprehensive Income (Loss)	(7,651)	—	(10,287)	—
Comprehensive Income (Loss)	$(10,033)	$(20,525)	$(2,319)	$(177,788)

Net Income (Loss) Per Share:
Basic	$(0.01)	$(0.08)	$0.03	$(0.99)
Diluted	$(0.01)	$(0.08)	$0.03	$(0.99)
Weighted-Average Common Shares Outstanding:
Basic (in thousands)	247,704	244,292	247,448	179,785
Diluted (in thousands)	247,704	244,292	247,926	179,785
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in $000s)	2022	2021
Operating Activities
Net income (loss)	$7,968	$(177,788)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	171,121	145,967
Amortization of debt issuance costs	3,485	3,416
Loss on extinguishment of debt	—	61,695
Provision for losses on accounts receivable	5,905	8,391
Share-based compensation	9,526	12,716
Gain on sales and disposals of rental equipment	(35,064)	(8,636)
Change in fair value of derivative and warrants	(18,013)	5,453
Deferred tax expense	6,792	10,003
Changes in assets and liabilities:
Accounts and financing receivables	(17,637)	(33,217)
Inventories	(155,111)	79,040
Prepaids, operating leases and other	2,475	(2,115)
Accounts payable	9,900	(2,450)
Accrued expenses and other liabilities	9,397	16,955
Floor plan payables - trade, net	8,726	(12,485)
Customer deposits and deferred revenue	(5,126)	5,810
Net cash flow from operating activities	4,344	112,755
Investing Activities
Acquisition of business, net of cash acquired	(49,832)	(1,337,686)
Purchases of rental equipment	(224,002)	(141,142)
Proceeds from sales and disposals of rental equipment	135,436	62,617
Other investing activities, net	(15,529)	(3,404)
Net cash flow from investing activities	(153,927)	(1,419,615)
Financing Activities
Proceeds from debt	—	947,420
Proceeds from issuance of common stock	—	883,000
Payment of common stock issuance costs	—	(6,386)
Payment of premiums on debt extinguishment	—	(53,469)
Share-based payments	(1,250)	(652)
Borrowings under revolving credit facilities	87,000	461,084
Repayments under revolving credit facilities	(34,945)	(307,056)
Repayments of notes payable	(6,126)	(497,047)
Finance lease payments	(3,308)	(4,382)
Repurchase of common stock	(1,752)	—
Acquisition of inventory through floor plan payables - non-trade	451,202	184,950
Repayment of floor plan payables - non-trade	(348,961)	(248,234)
Payment of debt issuance costs	—	(34,694)
Net cash flow from financing activities	141,860	1,324,534
Effect of exchange rate changes on cash and cash equivalents	(2,005)	—
Net Change in Cash and Cash Equivalents	(9,728)	17,674
Cash and Cash Equivalents at Beginning of Period	35,902	3,412
Cash and Cash Equivalents at End of Period	$26,174	$21,086

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Nine Months Ended September 30,
(in $000s)	2022	2021
Supplemental Cash Flow Information
Interest paid	$44,414	$44,786
Income taxes paid	—	217
Non-Cash Investing and Financing Activities
Non-cash consideration - acquisition of business	—	187,935
Rental equipment sales in accounts receivable	747	1,429
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,508,995	$—	$(647,490)	$858,510
Net income (loss)	—	—	—	—	—	—	(3,273)	(3,273)
Share-based payments	102,630	(21,505)	—	(287)	3,559	—	—	3,272
Balance, March 31, 2022	247,461,042	(339,591)	$25	$(3,307)	$1,512,554	$—	$(650,763)	$858,509
Net income (loss)	—	—	—	—	—	—	13,623	13,623
Other comprehensive loss	—	—	—	—	—	(2,636)	—	(2,636)
Share-based payments	607,561	(150,420)	—	(1,156)	1,785	—	—	629
Balance, June 30, 2022	248,068,603	(490,011)	$25	$(4,463)	$1,514,339	$(2,636)	$(637,140)	$870,125
Net income (loss)	—	—	—	—	—	—	(2,382)	(2,382)
Other comprehensive loss	—	—	—	—	—	(7,651)	—	(7,651)
Common stock repurchases	—	(388,521)	—	(2,437)	—	—	—	(2,437)
Share-based payments	1,250	(305)	—	(3)	4,378	—	—	4,375
Balance, September 30, 2022	248,069,853	(878,837)	$25	$(6,903)	$1,518,717	$(10,287)	$(639,522)	$862,030

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2020	49,156,753	—	$5	$—	$434,917	$—	$(465,989)	$(31,067)
Net income (loss)	—	—	—	—	—	—	(27,907)	(27,907)
Share-based payments	62,630	—	—	—	597	—	—	597
Warrants liability	—	—	—	—	(10,290)	—	—	(10,290)
Balance, March 31, 2021	49,219,383	—	$5	$—	$425,224	$—	$(493,896)	$(68,667)
Net income (loss)	—	—	—	—	—	—	(129,356)	(129,356)
Share-based payments	1,118,846	(235,856)	—	(2,256)	9,618	—	—	7,362
Shares issued in business combination	196,700,000	—	20	—	1,064,529	—	—	1,064,549
Balance, June 30, 2021	247,038,229	(235,856)	$25	$(2,256)	$1,499,371	$—	$(623,252)	$873,888
Net income (loss)	—	—	—	—	—	—	(20,525)	(20,525)
Share-based payments	267,434	(80,590)	—	(751)	4,883	—	—	4,132
Balance, September 30, 2021	247,305,663	(316,446)	$25	$(3,007)	$1,504,254	$—	$(643,777)	$857,495
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

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the accounting policies described below. Our consolidated financial statements include the accounts of all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires that these Unaudited Condensed Consolidated Financial Statements and most of the disclosures in these Notes be presented on a historical basis, as of or for the current interim period ended or comparable prior period. The consolidated financial position and results of operations and cash flows (including segment information) presented herein include those of Custom Truck One Source, Inc. as of September 30, 2022 and since the date of the Acquisition. Financial information presented for periods prior to the Acquisition represent those of Nesco Holdings and its subsidiaries.
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

Accounting Pronouncements Issued Not Yet Adopted
Supplier Finance Programs. In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, Liabilities-Supplier Finance Programs (“ASU 2022-04”), which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature and effects of those programs on an entity’s working capital, liquidity, and cash flows. ASU 2022-04 is effective for the Company in the first quarter of 2023 and early adoption is permitted. The Company plans to adopt the disclosure requirements of ASU 2022-04 in the first quarter of 2023.
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
We monitor ongoing credit exposure through an active review of customer balances against contract terms and due dates. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowances for credit losses reflect the estimate of the amount of receivables that management assesses will be unable to be collected based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease the allowances. We review the adequacy of the allowance on a quarterly basis. The allowance for doubtful accounts was $14.0 million and $10.8 million as of September 30, 2022 and December 31, 2021, respectively, and is included in accounts receivable, net on our Condensed Consolidated Balance Sheets.

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
Pro Forma Information
The below pro forma information is presented for the three and nine months ended September 30, 2021 and uses the estimated fair value of assets and liabilities on the Closing Date, and makes the following assumptions: (1) removes acquisition-related costs and charges that were recognized in the Company's consolidated financial statements in the three and nine months ended September 30, 2021 and applies these costs and charges as if the Acquisition and related financing transactions had occurred on January 1, 2020; (2) removes the loss on the extinguishment of debt that was recognized in the Company’s condensed consolidated financial statements in the three and nine months ended September 30, 2021 related to a special charge, which is not expected to recur; (3) adjusts for the impacts of purchase accounting in the nine months ended September 30, 2021; (4) adjusts interest expense, including amortization of debt issuance costs, to reflect borrowings on the ABL Facility and issuance of the 2029 Secured Notes, as if the funds had been borrowed and the notes had been issued on January 1, 2020 and used to repay Nesco’s 2019 Credit Facility, Nesco’s Senior Secured Notes due 2024 and the Custom Truck LP Credit Facility and term loan; and (5) adjusts for the income tax effect using a tax rate of 25%. The pro forma information is not necessarily indicative of the Company’s results of operations had the Acquisition been completed on January 1, 2020, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies, synergies, or revenue opportunities that could result from the Acquisition.

	Three Months Ended	Nine Months Ended
(in $000s)	September 30, 2021	September 30, 2021
Revenue	$357,305	$1,127,186
Net income (loss)	$(14,956)	$(87,884)
The following presents a summary of the pro forma adjustments that are directly attributable to the business combination:

		Three Months Ended	Nine Months Ended
(in $000s)		September 30, 2021	September 30, 2021
Increase (decrease) net income/loss:
Impact of fair value mark-ups on inventory	a	$7,426	$17,752
Impact of fair value mark-ups on rental fleet depreciation	b	—	(3,817)
Intangible asset amortization and other depreciation expense	c	—	(3,377)
Transaction expenses	d	—	40,277
Interest expense and amortization of debt issuance costs	e	—	3,919
Loss on extinguishment of debt refinanced	f	—	61,695
Income tax expense	g	(1,857)	(29,112)
a.Represents adjustments to cost of revenue for the run-off of the mark-up in fair value of inventory acquired and applied to the three and nine months ended September 30, 2021.
b.Represents the adjustment for depreciation of rental fleet relating to the increase in the value of the rental fleet to its fair value.
c.Represents the differential in amortization and depreciation of non-rental equipment related to the respective fair values of the assets.
d.Represents adjustments for transaction expenses that are applied to the three and nine months ended September 30, 2021.
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
Transaction Costs
The Company expensed approximately $7.7 million and $42.8 million in transaction costs related to the Acquisition within Transaction expenses during the three and nine months ended September 30, 2021, respectively.
Acquisition of HiRail
On January 14, 2022, a subsidiary of the Company, CTOS Canada, Ltd., closed a Share Purchase Agreement with certain affiliates of Ontario Limited (d/b/a HiRail Leasing), Ontario Inc. (d/b/a Heavy Equipment Repairs), and Ontario Limited (d/b/a Northshore Rail Contracting) (collectively “HiRail”) to acquire 100% of the equity interests of HiRail. The acquisition of HiRail expands our presence in our strategic markets and deepens our relationships with key customers. HiRail, including the assignment of purchase accounting goodwill (see below), is included in the Company’s ERS segment.
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

The following table summarizes as of January 14, 2022, fair values of the assets acquired and liabilities assumed. The final assessment of the fair value of the HiRail assets acquired and liabilities assumed, including estimates of fair values for inventory, property and equipment, rental equipment, certain intangible assets and deferred income taxes was not complete as of September 30, 2022. The preliminary fair values are subject to change, pending a final determination of the fair values of assets acquired and liabilities assumed as more information is received about their respective values. As of September 30, 2022, the Company is in the process of determining the value of intangible assets acquired related to customer relationships.

(in $000s)	January 14, 2022	Changes	September 30, 2022
Current assets	$2,891	$956	$3,847
Property, equipment and other assets	819	—	819
Rental equipment	34,224	—	34,224
Total identifiable assets acquired	37,934	956	38,890
Total identifiable liabilities assumed	(6,011)	(1,314)	(7,325)
Total net assets	31,923	(358)	31,565
Goodwill	8,685	(323)	8,362
Intangible assets	11,027	—	11,027
Net assets acquired (purchase price)	51,635	(681)	50,954
Less: cash acquired	(1,122)	—	(1,122)
Net cash paid	$50,513	$(681)	$49,832
Since January 14, 2022, HiRail has generated $3.8 million and $11.7 million of revenue and $1.6 million and $2.3 million of pre-tax income since January 14, 2022, which are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022, respectively. Costs and expenses related to the acquisition were expensed as incurred and were not material. Additionally, pro forma information as if the acquisition of HiRail had occurred on January 1, 2021 is not being presented as the information is not considered material to our consolidated financial statements.

Note 4: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2022	2021	2022	2021
United States	$347,093	$351,391	$1,056,324	$798,372
Canada	10,687	5,914	30,038	12,343
Total revenue	$357,780	$357,305	$1,086,362	$810,715

Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three and nine months ended September 30, 2022 and 2021 are presented in the tables below.

	Three Months Ended September 30,			Three Months Ended September 30,
	2022			2021
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$110,054	$—	$110,054	$105,165	$—	$105,165
Shipping and handling	—	4,956	4,956	—	3,943	3,943
Total rental revenue	110,054	4,956	115,010	105,165	3,943	109,108
Sales and services:
Equipment sales	4,456	206,447	210,903	6,905	210,258	217,163
Parts and services	970	30,897	31,867	1,940	29,094	31,034
Total sales and services	5,426	237,344	242,770	8,845	239,352	248,197
Total revenue	$115,480	$242,300	$357,780	$114,010	$243,295	$357,305

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022			2021
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$322,634	$—	$322,634	$246,064	$—	$246,064
Shipping and handling	—	13,576	13,576	—	9,872	9,872
Total rental revenue	322,634	13,576	336,210	246,064	9,872	255,936
Sales and services:
Equipment sales	20,572	636,023	656,595	13,711	469,114	482,825
Parts and services	8,949	84,608	93,557	4,740	67,214	71,954
Total sales and services	29,521	720,631	750,152	18,451	536,328	554,779
Total revenue	$352,155	$734,207	$1,086,362	$264,515	$546,200	$810,715
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
The Company’s allowance for credit losses reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are based upon a review of outstanding receivables, the related aging, including specific accounts if deemed necessary, and on the Company’s historical collection experience. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimates reflect changing circumstances, including changes in the economy or in the particular circumstances of individual customers, and, as a result, the Company may be required to increase or decrease its allowance. The Company recorded bad debt expense as reductions of rental revenue in accordance with the collectability provisions of Topic 842 of $0 million and $0.7 million during the three months ended September 30, 2022 and 2021, respectively, and $1.7 million and $6.8 million during the nine months ended September 30, 2022 and 2021, respectively. The Company recorded changes in its allowances for credit losses within selling, general, and administrative expense in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of $0.4 million and $0.2 million, during the three months ended September 30, 2022 and 2021, respectively, and $2.6 million and $1.5 million, during the nine months ended September 30, 2022 and 2021, respectively.
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of September 30, 2022 and December 31, 2021, the Company had approximately $2.1 million and $2.9 million, respectively, of deferred rental revenue.

Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $28.6 million and $32.9 million in deposits as of September 30, 2022 and December 31, 2021, respectively. Of the $32.9 million deposit liability balance as of December 31, 2021, $31.7 million was recorded as revenue during the nine months ended September 30, 2022 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
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

Note 5: Sales-Type Leases
Revenue from sales-type leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2022	2021	2022	2021
Equipment sales	$7,099	$6,905	$27,007	$13,711
Cost of equipment sales	5,938	6,592	23,073	11,588
Gross profit (loss)	$1,161	$313	$3,934	$2,123
As these transactions remained under rental contracts, $5.1 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively, and $15.6 million and $6.0 million for the nine months ended September 30, 2022 and 2021, respectively, were billed under the contracts as rentals.

Note 6: Inventory
Whole goods inventory is comprised of chassis, attachments (i.e., boom cranes, serial lifts, digger derricks, dump bodies, etc.) and the in-process costs incurred in the final assembly of those units. As part of the business model, the Company sells unassembled individual whole goods and whole goods with varying levels of customization direct to consumers or dealers. Whole goods inventory also includes new equipment purchased specifically for resale to customers. Inventory consisted of the following:

(in $000s)	September 30, 2022	December 31, 2021
Whole goods	$434,398	$326,641
Aftermarket parts and services inventory	121,413	83,901
Inventory	$555,811	$410,542

Note 7: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	September 30, 2022	December 31, 2021
Rental equipment	$1,329,079	$1,247,375
Less: accumulated depreciation	(463,510)	(413,050)
Rental equipment, net	$865,569	$834,325

Note 8: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
ABL Facility	$447,000	$394,945	4.7%	1.8%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
Notes payable	26,575	32,619	3.1%-5.0%	3.0%-5.0%
Total debt outstanding	1,393,575	1,347,564
Deferred finance fees	(29,061)	(32,945)
Net debt	1,364,514	1,314,619
Less: current maturities	(1,588)	(6,354)
Long-term debt	$1,362,926	$1,308,265
As of September 30, 2022, borrowing availability under the ABL Facility was $300.1 million, and outstanding standby letters of credit were $2.9 million.

Note 9: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of Common Stock outstanding. Diluted earnings (loss) per share includes the effects of potentially dilutive shares of Common Stock. Potentially dilutive effects include contingently issuable shares and share-based compensation. Our potentially dilutive shares aggregated 26.4 million and 25.4 million for the three and nine months ended September 30, 2022, respectively, and 25.0 million and 26.0 million for the three and nine months ended September 30, 2021, respectively, and included warrants, contingently issuable shares, and share-based compensation, and were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive.
The following tables set forth the computation of basic and dilutive earnings (loss) per share:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in $000s, except per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss)	$(2,382)	247,704	$(0.01)	$(20,525)	244,292	$(0.08)
Dilutive common share equivalents		—			—
Diluted earnings (loss)	$(2,382)	247,704	$(0.01)	$(20,525)	244,292	$(0.08)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in $000s, except per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss)	$7,968	247,448	$0.03	$(177,788)	179,785	$(0.99)
Dilutive common share equivalents		478			—	—
Diluted earnings (loss)	$7,968	247,926	$0.03	$(177,788)	179,785	$(0.99)

Note 10: Equity
Preferred Stock
As of September 30, 2022 and December 31, 2021, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, respectively, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock
As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, respectively.
During the period commencing on the date of the Acquisition and ending on the date that is eighteen months following the date of the Acquisition (the “Lockup Period”), Platinum shall not transfer any shares of common stock beneficially owned or otherwise held by it other than transfers as allowed by the Amended and Restated Stockholder’s Agreement of Custom Truck One Source, Inc.
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, beginning in the third quarter of 2022, allowing for the repurchase of up to $30 million of the Company’s ordinary common shares. During the three and nine months ended September 30, 2022, the Company repurchased approximately 0.4 million of its common stock for a total of $2.4 million, including an accrual of $0.6 million and also commission fees for the repurchase of its common stock.
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
Share-based compensation expense recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was $4.4 million and $9.5 million for the three and nine months ended September 30, 2022, respectively, and $4.9 million and $12.7 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was approximately $35.9 million of total unrecognized compensation cost related to stock-based compensation arrangements under the Amended and Restated 2019 Omnibus Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately 2.0 years.

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

The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
September 30, 2022
ABL Facility	$447,000	$—	$447,000	$—
2029 Secured Notes	920,000	—	761,300	—
Other notes payable	26,575	—	26,575	—
Warrant liabilities	5,291	—	—	5,291

December 31, 2021
ABL Facility	$394,945	$—	$394,945	$—
2029 Secured Notes	920,000	—	949,900	—
Other notes payable	32,619	—	32,619	—
Derivative and warrant liabilities	24,164	—	2,388	21,776
The carrying amounts of the ABL Facility and other notes payable approximated fair value as of September 30, 2022 and December 31, 2021 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers. The Level 3 fair value presented above consists of the fair value of the Non-Public Warrants (as defined in Note 13: Financial Instruments). The Company estimated the fair value using the Black-Scholes option-pricing model based on the market value of the underlying Common Stock, the remaining contractual term of the warrant, risk-free interest rates and expected dividends, and expected volatility of the price of the underlying Common Stock.

Note 13: Financial Instruments
In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest rate exposure. These financial instruments are not used for trading or speculative purposes.
Warrants
Nesco Holdings’ predecessor, Capitol Investment Corp. IV, an entity formed on May 1, 2017, as a special purpose acquisition company (“Capitol” or the “SPAC”), issued warrants for the purchase of approximately 7.5 million shares of the Company’s Common Stock pursuant to a private placement agreement (the “Non-Public Warrants”). In connection with the SPAC’s initial public offering, warrants for the purchase of approximately 13.4 million shares of the Company’s Common Stock were issued to public investors (the “Public Warrants”). The Public Warrants together with the Non-Public Warrants are hereafter referred to collectively as the “Warrants.”
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
The Public Warrants are accounted for as freestanding equity-classified instruments because the Company has the ability to settle with holders of the Public Warrants either by net-share or physical settlement. Because the Non-Public Warrants do not meet the “indexed to the entity’s stock” condition, they have been accounted for as a derivative liability and remeasured at their estimated fair value each period. The Company recorded Financing and other (income) expense of approximately $0.8 million and $(0.9) million during the three months ended September 30, 2022 and 2021, respectively, and $(16.3) million and $8.1 million during the nine months ended September 30, 2022 and 2021, respectively, in its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) related to the fair value remeasurement.

Note 14: Income Taxes
We are subject to income taxes primarily in the U.S. and Canada. Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur. These discrete items may not be consistent from year to year. As a result of acquisitions and other transactions that have resulted in changes in control, certain of our federal and state net operating loss and interest expense carryforwards (collectively, “Carryforward Assets”) are subject to limitations prescribed by U.S. Internal Revenue Code Section 382 (“Section 382”) and similar rules in state and local taxing jurisdictions. We record a valuation allowance against deferred tax assets, including Carryforward Assets, when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For interim periods, we estimate our annual effective tax rate, exclusive of discrete items, which is derived primarily by our estimate of our valuation allowance as of the end of our fiscal year. Excluding discrete items, our estimated annual effective tax rate for the year ending December 31, 2022 is approximately 14.0%. In the nine months ended September 30, 2022, discrete items, including derivative mark-to-market adjustments, transaction and integration expenses, coupled with certain tax attribute changes related to real and personal property and subsidiaries in our consolidated group, resulted in an overall effective tax rate in the period of 47.7%. The effect of these items resulted in approximately $7.3 million of tax expense being recognized in the nine months ended September 30, 2022. The Company’s effective tax rate for the nine months ended September 30, 2021 of negative 6.3%, which differed from the U.S. federal statutory tax rate due primarily to the recording of valuation allowances.

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
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2022	2021	2022	2021
Total revenues from transactions with related parties	$8,385	$6,594	$27,128	$16,332
Expenses incurred from transactions with related parties included in cost of revenue	$297	$451	$2,109	$1,625
Expenses incurred from transactions with related parties included in operating expenses	$1,398	$1,497	$4,635	$3,127
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	September 30, 2022	December 31, 2021
Accounts receivable from related parties	$5,743	$5,145
Accounts payable to related parties	$46	$26

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

The Company’s segment results are presented in the tables below:

	Three Months Ended September 30,
	2022
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$112,009	$—	$3,001	$115,010
Equipment sales	37,121	173,782	—	210,903
Parts and services	—	—	31,867	31,867
Total revenue	149,130	173,782	34,868	357,780
Cost of revenue:
Rentals/parts and services	27,221	—	26,187	53,408
Equipment sales	27,015	146,573	—	173,588
Depreciation of rental equipment	41,776	—	836	42,612
Total cost of revenue	96,012	146,573	27,023	269,608
Gross profit	$53,118	$27,209	$7,845	$88,172

	Three Months Ended September 30,
	2021
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$105,124	$—	$3,984	$109,108
Equipment sales	27,101	190,062	—	217,163
Parts and services	—	—	31,034	31,034
Total revenue	132,225	190,062	35,018	357,305
Cost of revenue:
Rentals/parts and services	24,622	—	25,287	49,909
Equipment sales	19,546	172,445	—	191,991
Depreciation of rental equipment	49,125	—	1,028	50,153
Total cost of revenue	93,293	172,445	26,315	292,053
Gross profit	$38,932	$17,617	$8,703	$65,252

	Nine Months Ended September 30,
	2022
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$325,679	$—	$10,531	$336,210
Equipment sales	133,674	522,921	—	656,595
Parts and services	—	—	93,557	93,557
Total revenue	459,353	522,921	104,088	1,086,362
Cost of revenue:
Rentals/parts and services	79,863	—	74,715	154,578
Equipment sales	100,663	444,798	—	545,461
Depreciation of rental equipment	128,126	—	2,774	130,900
Total cost of revenue	308,652	444,798	77,489	830,939
Gross profit	$150,701	$78,123	$26,599	$255,423

	Nine Months Ended September 30,
	2021
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$244,935	$—	$11,001	$255,936
Equipment sales	70,141	412,684	—	482,825
Parts and services	—	—	71,954	71,954
Total revenue	315,076	412,684	82,955	810,715
Cost of revenue:
Rentals/parts and services	67,683	—	64,700	132,383
Equipment sales	60,815	374,180	—	434,995
Depreciation of rental equipment	108,202	—	2,974	111,176
Total cost of revenue	236,700	374,180	67,674	678,554
Gross profit	$78,376	$38,504	$15,281	$132,161
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
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2022	2021	2022	2021
Gross Profit	$88,172	$65,252	$255,423	$132,161
Selling, general and administrative expenses	49,835	48,625	152,269	111,939
Amortization	6,794	13,334	27,000	27,420
Non-rental depreciation	1,938	873	7,302	1,845
Transaction expenses and other	6,498	7,742	17,192	42,765
Loss on extinguishment of debt	—	—	—	61,695
Interest expense, net	22,887	19,045	62,324	53,674
Financing and other expense (income)	(1,747)	(3,656)	(25,905)	143
Income (Loss) Before Income Taxes	$1,967	$(20,711)	$15,241	$(167,320)
The following table presents total assets by country:

(in $000s)	September 30, 2022	December 31, 2021
Assets:
United States	$2,753,347	$2,653,058
Canada	100,287	30,708
	$2,853,634	$2,683,766

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
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of September 30, 2022, this equipment (the “rental fleet”) is comprised of more than 9,600 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end-user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial performance measure that the Company uses to monitor its results of operations, to measure performance against debt covenants and performance relative to competitors. The Company believes Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of operating performance, without regard to financing methods or capital structures. The Company excludes the items identified in the reconciliations of net income (loss) to Adjusted EBITDA because these amounts are either non-recurring or can vary substantially within the industry depending upon accounting methods and book values of assets, including the method by which the assets were acquired, and capital structures. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets, none of which are reflected in Adjusted EBITDA. The Company's presentation of Adjusted EBITDA should not be construed as an indication that results will be unaffected by the items excluded from Adjusted EBITDA. The Company’s computation of Adjusted EBITDA may not be identical to other similarly titled measures of other companies.
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
Pro Forma Adjusted EBITDA
We present Pro Forma Adjusted EBITDA as if the Acquisition had occurred on January 1, 2020. Refer to the reconciliation of pro forma combined net income (loss) to Pro Forma Adjusted EBITDA for the three- and nine-month periods ended September 30, 2021 in the section entitled “Supplemental Pro Forma Information.”
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

Results of Operations
Three months ended September 30, 2022 compared to three months ended September 30, 2021
The operating results and financial metrics presented below for the three months ended September 30, 2022 and 2021 and the three months ended June 30, 2022 include the results of Custom Truck LP for all periods presented.
Consolidated Results of Operations

	Three Months Ended
(in $000s)	September 30, 2022	% of revenue	September 30, 2021	% of revenue	$ Change	% of change	June 30, 2022	% of revenue
Rental revenue	$115,010	32.1%	$109,108	30.5%	$5,902	5.4%	$112,055	30.9%
Equipment sales	210,903	58.9%	217,163	60.8%	(6,260)	(2.9)%	218,506	60.3%
Parts sales and services	31,867	8.9%	31,034	8.7%	833	2.7%	31,545	8.7%
Total revenue	357,780	100.0%	357,305	100.0%	475	0.1%	362,106	100.0%
Cost of revenue, excluding rental equipment depreciation	226,996	63.4%	241,900	67.7%	(14,904)	(6.2)%	236,024	65.2%
Depreciation of rental equipment	42,612	11.9%	50,153	14.0%	(7,541)	(15.0)%	43,324	12.0%
Gross profit	88,172	24.6%	65,252	18.3%	22,920	35.1%	82,758	22.9%
Operating expenses	65,065		70,574		(5,509)		64,013
Operating income (loss)	23,107		(5,322)		28,429		18,745
Other expense	21,140		15,389		5,751		5,203
Income (loss) before income taxes	1,967		(20,711)		22,678		13,542
Income tax expense (benefit)	4,349		(186)		4,535		(81)
Net income (loss)	$(2,382)		$(20,525)		$18,143		$13,623
Total Revenue - The increase in total revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to an increase in rental revenue and rental equipment sales, partially offset by a decline in new and used equipment sales in our TES segment. Supply headwinds continued to impact our ability to complete and deliver new equipment during the three months ended September 30, 2022 despite strong customer demand for our products, as evidenced by the growth in our rentals and rental equipment sales and sales order backlog.
Cost of Revenue, Excluding Rental Equipment Depreciation - The decrease in cost of revenue, excluding rental equipment depreciation for the three months ended September 30, 2022 was driven primarily by the decrease in new equipment sales volume versus the three months ended September 30, 2021.
Depreciation of Rental Equipment - Depreciation of our rental fleet decreased in the three months ended September 30, 2022 as a result of the higher level of rental equipment sales.
Operating Expenses - Operating expenses decreased in the three months ended September 30, 2022 as a result of reduced intangible asset amortization expense from the retirement of certain trade names in the first quarter of 2022 and lower transaction and post-acquisition integration costs related to the Acquisition.
Other Expense - Other expense for the three months ended September 30, 2022 increased primarily due to the increase in interest expense from variable rate debt and floor plan financing liabilities. Additionally, other expense for the three months ended September 30, 2022 and 2021 includes mark-to-market income (loss) from the private warrants liability, which is accounted for as a derivative financial instrument.
Income Tax Expense (Benefit) - Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur. These discrete items may not be consistent from year to year. In the three months ended September 30, 2022, discrete items, including derivative mark-to-market adjustments, transaction and integration expenses, coupled with certain tax attribute changes related to real and personal property and subsidiaries in our consolidated group, resulted in an overall effective tax rate in the period of 47.7%. The effect of these items resulted in approximately $7.3 million of tax expense being recognized in the three months ended September 30, 2022.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, implements a 15% minimum tax for certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. The IRA is effective for tax years beginning after December 31, 2022. Based on our current analysis of the provisions, we do not believe this legislation will have a material effect on our consolidated financial statements. We will continue to monitor the additional guidance from the IRS.
Net Income (Loss) - The change in net income (loss) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was the result of gross profit expansion, partially offset by higher interest expense on variable-rate debt and variable-rate floor plan liabilities.
Key Performance Measures
We believe that our operating model, together with our highly variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We are able to generate cash flow through our earnings, as well as sales of used equipment. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue. We principally evaluate financial performance based on the following measurements: average OEC on rent, fleet utilization, and OEC on rent yield. We also report sales order backlog related to our customers’ orders for new vocational heavy duty trucks as an indicator of the demand environment for our products. The table below presents these key measures.

	Three Months Ended
(in $000s)	September 30, 2022	September 30, 2021	Change	% Change	June 30, 2022	% Change
Ending OEC	$1,428,800	$1,371,746	$57,054	4.2%	$1,399,500	2.1%
Average OEC on rent	$1,182,500	$1,103,562	$78,938	7.2%	$1,150,400	2.8%
Fleet utilization	83.8%	81.4%	2.4%	2.9%	82.8%	1.2%
OEC on rent yield	38.5%	38.0%	0.5%	1.3%	39.2%	(1.8)%
Sales order backlog	$709,180	$338,457	$370,723	109.5%	$663,619	6.9%
Ending OEC - The increase in Ending OEC compared to the three months ended September 30, 2021 was driven by positive net rental fleet additions in the current quarter and the acquisition of HiRail in the first quarter 2022.
Average OEC on Rent - The increase in Average OEC on rent compared to the three months ended September 30, 2021 was driven by fleet growth and continued strong rental demand.
Fleet Utilization - Fleet utilization increased compared to the three months ended September 30, 2021 as a result of the factors noted above.
OEC on Rent Yield - OEC on Rent Yield increased compared to the three months ended September 30, 2021 as a result of the impact of continued pricing increases, reflective of strong demand.
Sales Order Backlog - Sales order backlog consists of customer orders placed for customized and stock equipment. The increase in sales order backlog compared to the three months ended September 30, 2021 was driven by continued strong customer demand.
Adjusted EBITDA
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2022 and 2021 and the three months ended June 30, 2022. As previously noted, Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income (loss), earnings (loss) per share or any other comparable operating measure prescribed by GAAP.

	Three Months Ended
(in $000s)	September 30, 2022	September 30, 2021	$ Change	% Change	June 30, 2022	$ Change
Net income (loss)	$(2,382)	$(20,525)	$18,143	88.4%	$13,623	$(16,005)
Interest expense	19,338	17,324	2,014	11.6%	18,050	1,288
Income tax expense (benefit)	4,349	(186)	4,535	2,438.2%	(81)	4,430
Depreciation and amortization	54,001	66,804	(12,803)	(19.2)%	54,620	(619)
EBITDA	75,306	63,417	11,889	18.7%	86,212	(10,906)
Adjustments:
Non-cash purchase accounting impact (1)	3,408	6,046	(2,638)	(43.6)%	2,367	1,041
Transaction and integration costs (2)	6,501	7,748	(1,247)	(16.1)%	6,043	458
Sales-type lease adjustment (3)	1,232	3,783	(2,551)	(67.4)%	2,032	(800)
Share-based payments (4)	4,378	4,856	(478)	(9.8)%	1,784	2,594
Change in fair value of derivative and warrants (5)	809	(1,427)	2,236	156.7%	(13,055)	13,864
Adjusted EBITDA	$91,634	$84,423	$7,211	8.5%	$85,383	$6,251
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

	Three Months Ended		Three Months Ended June 30, 2022
(in $000s)	September 30, 2022	September 30, 2021
Equipment sales	$(7,099)	$(6,905)	$(7,671)
Cost of equipment sales	5,938	6,592	6,765
Gross profit	(1,161)	(313)	(906)
Interest (income) expense	(2,719)	897	(2,220)
Rentals invoiced	5,112	3,199	5,158
Sales-type lease adjustment	$1,232	$3,783	$2,032
(4) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents the change in fair value of the liability for warrants.

Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended
(in $000s)	September 30, 2022	September 30, 2021	$ Change	% Change	June 30, 2022	% Change
Rental revenue	$112,009	$105,124	$6,885	6.5%	$108,109	3.6%
Equipment sales	37,121	27,101	10,020	37.0%	37,200	(0.2)%
Total revenue	149,130	132,225	16,905	12.8%	145,309	2.6%
Cost of rental revenue	27,221	24,622	2,599	10.6%	27,851	(2.3)%
Cost of equipment sales	27,015	19,546	7,469	38.2%	30,418	(11.2)%
Depreciation of rental equipment	41,776	49,125	(7,349)	(15.0)%	42,384	(1.4)%
Total cost of revenue	96,012	93,293	2,719	2.9%	100,653	(4.6)%
Gross profit	$53,118	$38,932	$14,186	36.4%	$44,656	18.9%
Total Revenue - The increase in total revenue for the ERS segment for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was driven by an increase in revenues for rental equipment and equipment sales revenue.

Continued demand across our infrastructure end-markets coupled with positive net fleet acquisition in the current year resulted in greater levels of fleet utilization.
Cost of Revenue - The increase in total cost of revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was largely due to the increase in cost of equipment sales, resulting from an increase in demand for rental equipment purchases by our customers.
Depreciation - Depreciation of our rental fleet decreased resulting from the higher level of rental equipment sales in the current year.
Gross Profit - The increase in gross profit for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to the increase in rental revenues and equipment sales for the period.
Truck and Equipment Sales (TES) Segment

	Three Months Ended
(in $000s)	September 30, 2022	September 30, 2021	$ Change	% Change	June 30, 2022	% Change
Equipment sales	$173,782	$190,062	$(16,280)	(8.6)%	$181,306	(4.1)%
Cost of equipment sales	146,573	172,445	(25,872)	(15.0)%	154,177	(4.9)%
Gross profit	$27,209	$17,617	$9,592	54.4%	$27,129	0.3%
Equipment Sales - Equipment sales decreased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to supply chain challenges related to the segment's inventory suppliers. However, we continue to see strong customer demand for our products, as evidenced by the growth in our sales order backlog versus the end of the third quarter of 2021.
Cost of Equipment Sales - Cost of equipment sales decreased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to the decrease in equipment sales, partially offset by an increase in equipment sales prices for the period.
Gross Profit - The increase in gross profit for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is reflective of the positive pricing environment for our products.
Aftermarket Parts and Services (APS) Segment

	Three Months Ended
(in $000s)	September 30, 2022	September 30, 2021	$ Change	% Change	June 30, 2022	% Change
Rental revenue	$3,001	$3,984	$(983)	(24.7)%	$3,946	(23.9)%
Parts and services revenue	31,867	31,034	833	2.7%	31,545	1.0%
Total revenue	34,868	35,018	(150)	(0.4)%	35,491	(1.8)%
Cost of revenue	26,187	25,287	900	3.6%	23,578	11.1%
Depreciation of rental equipment	836	1,028	(192)	(18.7)%	940	(11.1)%
Total cost of revenue	27,023	26,315	708	2.7%	24,518	10.2%
Gross profit	$7,845	$8,703	$(858)	(9.9)%	$10,973	(28.5)%
Total Revenue - Total revenue decreased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by a decrease in project starts affecting tools and accessories rentals.
Cost of Revenue - Cost of revenue increased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to product mix and expenses related to facilities maintenance.
Gross Profit - The decrease in gross profit was primarily due to the increased supply chain costs and product mix.
Results of Operations
Nine Months Ended September 30, 2022 compared to nine months ended September 30, 2021
The consolidated operating results for the nine months ended September 30, 2021 include Custom Truck LP from April 1, 2021 to September 30, 2021 and, therefore, are not comparable to the nine months ended September 30, 2022.

Consolidated Results of Operations

	Nine Months Ended September 30,
(in $000s)	2022	% of revenue	2021	% of revenue	$ Change	% of change
Rental revenue	$336,210	30.9%	$255,936	31.6%	$80,274	31.4%
Equipment sales	656,595	60.4%	482,825	59.6%	173,770	36.0%
Parts sales and services	93,557	8.6%	71,954	8.9%	21,603	30.0%
Total revenue	1,086,362	100.0%	810,715	100.0%	275,647	34.0%
Cost of revenue, excluding rental equipment depreciation	700,039	64.4%	567,378	70.0%	132,661	23.4%
Depreciation of rental equipment	130,900	12.0%	111,176	13.7%	19,724	17.7%
Gross profit	255,423	23.5%	132,161	16.3%	123,262	93.3%
Operating expenses	203,763		183,969		19,794
Operating income (loss)	51,660		(51,808)		103,468
Other expense	36,419		115,512		(79,093)
Income (loss) before income taxes	15,241		(167,320)		182,561
Income tax expense (benefit)	7,273		10,468		(3,195)
Net income (loss)	$7,968		$(177,788)		$185,756
Total Revenue - The increase in revenue for the nine months ended September 30, 2022, both in total and for each of our individual revenue streams, was driven by the addition of Custom Truck LP’s revenues to our operating results. The Acquisition significantly increased the size of our rental fleet and added a new equipment production and sales line of business (which we report under our TES segment) and a parts sales and heavy equipment service business.
Cost of Revenue, Excluding Rental Equipment Depreciation - Consistent with the increase in revenue versus the prior year period, the increase in cost of revenue, excluding rental equipment depreciation, was driven by the addition of Custom Truck LP’s cost of revenue, to our operating results.
Operating Expenses - The primary drivers of the increase in operating expenses for the nine months ended September 30, 2022 was the addition of Custom Truck, LP’s operating expenses to our operating results.
Other Expense - The decrease in other expense for the nine months ended September 30, 2022 was largely driven by charges related to mark-to-market charges related to our private warrants, which are accounted for as a liability derivative instrument. Expenses for a loss on extinguishment of debt related to the closing of the Acquisition are included in the nine months ended September 30, 2021.
Income Tax Expense (Benefit) - Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur. These discrete items may not be consistent from year to year. In the nine months ended September 30, 2022, discrete items, including derivative mark-to-market adjustments, transaction and integration expenses, coupled with certain tax attribute changes related to real and personal property and subsidiaries in our consolidated group, resulted in an overall effective tax rate in the period of 47.7%. The effect of these items resulted in approximately $7.3 million of tax expense being recognized in the nine months ended September 30, 2022.
Net Income (Loss) - The change in net income (loss) for the nine months ended September 30, 2022 was due to the addition of Custom Truck LP to our operating results, as well as significant transaction expenses included in the nine months ended September 30, 2021 connected to the closing of the Acquisition.

Key Performance Measures

	Nine Months Ended September 30,
(in $000s)	2022	2021	Change	% Change
Ending OEC	$1,428,800	$1,371,746	$57,054	4.2%
Average OEC on rent	$1,161,400	$1,078,947	$82,453	7.6%
Fleet utilization	83.0%	80.4%	2.6%	3.2%
OEC on rent yield	38.9%	37.5%	1.4%	3.7%
Sales order backlog	$709,180	$338,457	$370,723	109.5%
Ending OEC - The increase in Ending OEC was driven by positive net rental fleet additions in the current period and the acquisition of HiRail in the first quarter 2022.
Average OEC on Rent - The increase in Average OEC on rent was driven by fleet growth and continued strong rental demand.
Fleet Utilization - Fleet utilization increased as a result of the factors noted above.
OEC on Rent Yield - OEC on rent yield increased as a result of the impact of continued pricing increases, reflective of strong demand.
Sales Order Backlog - Sales order backlog consists of customer orders placed for customized and stock equipment. The increase in sales order backlog was driven by continued strong customer demand.
Adjusted EBITDA
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2022 and 2021. As previously noted, Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income/loss, earnings/loss per share or any other comparable operating measure prescribed by GAAP.

	Nine Months Ended September 30,
(in $000s)	2022	2021	$ Change	% Change
Net income (loss)	$7,968	$(177,788)	$185,756	104.5%
Interest expense	54,833	49,832	5,001	10.0%
Income tax expense (benefit)	7,273	10,468	(3,195)	(30.5)%
Depreciation and amortization	171,121	145,967	25,154	17.2%
EBITDA	241,195	28,479	212,716	746.9%
Adjustments:
Non-cash purchase accounting impact (1)	14,801	27,486	(12,685)	(46.2)%
Transaction and integration costs (2)	17,192	43,093	(25,901)	(60.1)%
Loss on extinguishment of debt (3)	—	61,695	(61,695)	(100.0)%
Sales-type lease adjustment (4)	3,793	3,273	520	15.9%
Share-based payments (5)	9,526	12,716	(3,190)	(25.1)%
Change in fair value of derivative and warrants (6)	(18,013)	5,453	(23,466)	(430.3)%
Adjusted EBITDA	$268,494	$182,195	$86,299	47.4%
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

	Nine Months Ended September 30,
(in $000s)	2022	2021
Equipment sales	$(27,007)	$(13,711)
Cost of equipment sales	23,073	11,588
Gross profit	(3,934)	(2,123)
Interest (income) expense	(7,827)	(622)
Rentals invoiced	15,554	6,018
Sales-type lease adjustment	$3,793	$3,273
(5) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(6) Represents the charge to earnings for our interest rate collar and the change in fair value of the liability for warrants.

Operating Results by Segment
The following segment information compares results by segment for the nine months ended September 30, 2022 to the nine months ended September 30, 2021. The information for the period ended September 30, 2022 includes results of Custom Truck LP for the entire period, while information for the period ended September 30, 2021 include results of Custom Truck LP from April 1, 2021 to September 30, 2021. Accordingly, the year-over-year changes in all financial statement line items within each segment is attributable to the addition of Custom Truck LP on April 1, 2021. Refer to the Supplemental Pro Forma Information section in this filing that presents the consolidated results of the Company and Custom Truck LP for the nine months ended September 30, 2021.
Equipment Rental Solutions (ERS) Segment

	Nine Months Ended September 30,
(in $000s)	2022	2021
Rental revenue	$325,679	$244,935
Equipment sales	133,674	70,141
Total revenue	459,353	315,076
Cost of rental revenue	79,863	67,683
Cost of equipment sales	100,663	60,815
Depreciation of rental equipment	128,126	108,202
Total cost of revenue	308,652	236,700
Gross profit	$150,701	$78,376
Truck and Equipment Sales (TES) Segment

	Nine Months Ended September 30,
(in $000s)	2022	2021
Equipment sales	$522,921	$412,684
Cost of equipment sales	444,798	374,180
Gross profit	$78,123	$38,504
Aftermarket Parts and Services (APS) Segment

	Nine Months Ended September 30,
(in $000s)	2022	2021
Rental revenue	$10,531	$11,001
Parts and services revenue	93,557	71,954
Total revenue	104,088	82,955
Cost of revenue	74,715	64,700
Depreciation of rental equipment	2,774	2,974
Total cost of revenue	77,489	67,674
Gross profit	$26,599	$15,281

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
Summary Pro Forma Financial Information and Operational Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2022 Actual	2021 Pro Forma	2022 Actual	2021 Pro Forma
Revenue	$357,780	$357,305	$1,086,362	$1,127,186
Gross profit	$88,172	$72,678	$255,423	$199,132
Net income (loss)	$(2,382)	$(14,956)	$7,968	$(87,884)
Adjusted EBITDA	$91,634	$84,423	$268,494	$227,529
Fleet and Operational Metrics:
Ending OEC	$1,428,800	$1,371,746	$1,428,800	$1,371,746
Average OEC on rent	$1,182,500	$1,103,562	$1,161,400	$1,066,318
Fleet utilization	83.8%	81.4%	83.0%	80.4%
OEC on rent yield	38.5%	38.0%	38.9%	37.5%
Sales order backlog	$709,180	$338,457	$709,180	$338,457
Pro Forma Financial Statements
The following pro forma information has been prepared in accordance with Article 11 of Regulation S-X, "Pro Forma Financial Information," as amended by the Securities and Exchange Commission's Final Rule Release No. 33-10786, "Amendments to Financial Disclosures About Acquired and Disposed Businesses," as adopted on May 21, 2020 ("Article 11"). The amended Article 11 became effective on January 1, 2021. The pro forma combined Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 combine the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of Nesco Holdings and Custom Truck LP, giving effect to the following items as if they had occurred on January 1, 2020:
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
Pro Forma Combined Condensed Consolidated Statement of Net Income (Loss) — Three Months Ended September 30, 2021

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
a.The pro forma adjustments give effect to the following as if they occurred on January 1, 2020: (i) the Acquisition, and (ii) the extinguishment of Nesco Holdings’ 2019 Credit Facility and the 2024 Secured Notes repaid in connection with the Acquisition. The adjustments also give effect to transaction expenses directly attributable to the Acquisition.
b.Represents the elimination from cost of revenue of the run-off of the estimated step-up in fair value of inventory acquired that was recognized in the Company’s consolidated financial statements for the three months ended September 30, 2021. The impact of the step-up is reflected as an adjustment to the comparable prior period ended September 30, 2020 as if the Acquisition had occurred on January 1, 2020.
c.Reflects the adjustment to recognize the tax impacts of the pro forma adjustments for which a tax expense is recognized using a statutory tax rate of 25%.

Pro Forma Combined Condensed Consolidated Statement of Net Income (Loss) — Nine Months Ended September 30, 2021

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
e.Represents the elimination of transaction expenses recognized in the Company’s consolidated financial statements for the nine months ended September 30, 2021. The expenses were directly attributable to the Acquisition and are reflected as adjustments to the comparable prior period ended September 30, 2020 as if the Acquisition had occurred on January 1, 2020.
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

Reconciliation of Actual (2022) or Pro Forma Net Income (Loss) (2021) to Actual or Pro Forma Adjusted EBITDA
The following table provides a reconciliation of actual or pro forma net income (loss) to actual or pro forma Adjusted EBITDA, as applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2022 Actual	2021 Pro Forma	2022 Actual	2021 Pro Forma
Net income (loss)	$(2,382)	$(14,956)	$7,968	$(87,884)
Interest expense	19,338	17,324	54,833	53,426
Income tax expense	4,349	1,671	7,273	39,580
Depreciation and amortization	54,001	66,804	171,121	180,514
EBITDA	75,306	70,843	241,195	185,636
Adjustments:
Non-cash purchase accounting impact	3,408	(1,380)	14,801	10,672
Transaction and process improvement costs	6,501	7,748	17,192	8,067
Sales-type lease adjustment	1,232	3,783	3,793	4,428
Share-based payments	4,378	4,856	9,526	13,273
Change in fair value of derivative and warrants	809	(1,427)	(18,013)	5,453
Adjusted EBITDA	$91,634	$84,423	$268,494	$227,529

Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next 12 months; however, we are continuing to monitor the impact of the macro-economic environment, including the on-going supply chain issues on our business and the financial markets. As of September 30, 2022, we had $26.2 million in cash and cash equivalents compared to $35.9 million as of December 31, 2021. As of September 30, 2022, we had $447.0 million of outstanding borrowings under our ABL Facility compared to $394.9 million of outstanding borrowing under the ABL Facility as of December 31, 2021.
ABL Facility
As of September 30, 2022, borrowing availability under the ABL Facility was $300.1 million, and outstanding standby letters of credit were $2.9 million. Borrowings under the ABL Facility will bear interest at a floating rate, which, at Buyer’s election, will be (a) in the case of U.S. dollar denominated loans, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or (ii) the base rate plus an applicable margin or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (x) with respect to base rate loans, 0.50% to 1.00% and (y) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
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
Floor Plan Financing
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) which bears interest at a rate of the Federal Funds Rate (“Prime”) plus 0.80% after an initial interest free period of up to 150 days. The total capacity under the Daimler Facility is $175.0 million. As of September 30, 2022, borrowings on the Daimler Facility were $61.2 million. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $75.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of LIBOR plus 2.4%. As of September 30, 2022, borrowings on the PACCAR line of credit were $20.2 million. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement provides the Company with a $295.0 million revolving credit facility, which matures on August 25, 2023 and bears interest at a rate of three-month term SOFR plus 3.25%. As of September 30, 2022, borrowings on the Loan Agreement were $267.5 million.
Notes Payable
Our notes payable require the Company to pay monthly and quarterly interest payments and have maturities beginning in 2022 through 2026. Notes payable include (i) debt assumed from the Acquisition related to borrowings for facilities renovations and to support general business activities, (ii) notes payable related to past businesses acquired, and (iii) term loans. Subsequent to the Acquisition, the Company consolidated certain notes payable assumed from the Acquisition into a $23.9 million loan agreement with Security Bank of Kansas City (“SBKC”) that bears interest at a rate of 3.125% per annum, and a $3.5 million loan agreement with SBKC that bears interest at a rate of 3.5% per annum.
Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Nine Months Ended September 30,
(in $000s)	2022	2021
Net cash flow from operating activities	$4,344	$112,755
Net cash flow used in investing activities	(153,927)	(1,419,615)
Net cash flow from financing activities	141,860	1,324,534
Effect of exchange rate changes	(2,005)	—
Net change in cash and cash equivalents	$(9,728)	$17,674
As of September 30, 2022, we had cash and cash equivalents of $26.2 million, a decrease of $9.7 million from December 31, 2021. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility.

Cash Flows from Operating Activities
Net cash provided by operating activities was $4.3 million for the nine months ended September 30, 2022, as compared to net cash provided by operating activities of $112.8 million in the same period of 2021. The use of cash in the current period is the result of our increased levels of inventory purchases and production.
Cash Flows from Investing Activities
Net cash used in investing activities was $153.9 million for the nine months ended September 30, 2022, as compared to cash used in investing activities of $1,419.6 million in 2021. The decrease is attributable to the cash paid to acquire Custom Truck LP on April 1, 2021.
Cash Flows from Financing Activities
Net cash provided by financing activities was $141.9 million for the nine months ended September 30, 2022, as compared to $1,324.5 million in 2021. The decrease is attributable to the cash proceeds provided by the sale of our common stock and placement of new debt, the funds from which were used to acquire Custom Truck LP on April 1, 2021.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our asset-based revolving credit facility. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of September 30, 2022, we had $447.0 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.6 million on an annual basis.
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
Foreign currency exchange rate risk
During the nine months ended September 30, 2022, we generated $30.0 million of U.S. dollar denominated revenues in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.1 million. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q we carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2022, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
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
(c) Changes to Internal Control Over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On January 14, 2022, we completed the acquisition of Hi-Rail Leasing, Inc. (“Hi-Rail”). In conducting our evaluation of effectiveness of our internal control over financial reporting, we have elected to exclude Hi-Rail from our evaluation, as permitted under existing SEC rules.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On August 2, 2022, our Board of Directors authorized a stock repurchase program for up to $30.0 million of the Company’s common stock. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. The following table contains information regarding our purchases of our common stock during the three months ended September 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $000s)
July 1, 2022 - July 31, 2022	—	$—	—	$—
August 1, 2022 - August 31, 2022	—	$—	—	$30,000
September 1, 2022 - September 30, 2022	274,595	$6.38	274,595	$28,248
Total	274,595	$6.38	274,595

Item 3.    Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
10.1*+	Form of Performance Stock Agreement
10.2*+	Form of Amended Performance Stock Agreement
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed or furnished herewith.
+Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	November 8, 2022	/s/ Fred Ross
Fred Ross, Chief Executive Officer

Date:	November 8, 2022	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer