Form 10-K
period 2022-12-31
Custom Truck One Source, Inc.
filed 2023-03-14
CIK 1709682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The aggregate market value of shares of common stock held by non-affiliates, computed by reference to the closing price for such common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $328.1 million.
The number of shares of common stock outstanding as of March 8, 2023 was 246,114,861.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement related to the 2023 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before May 1, 2023	Part III (Items 10, 11, 12, 13, and 14)

Custom Truck One Source, Inc. and Subsidiaries
Form 10-K Report Index

Forward-Looking Statements
Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated as such. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results and are subject to and involve risks, uncertainties and assumptions. You should not place undue reliance on these forward-looking statements or projections. Below is a summary of risk factors applicable to us that may materially affect such forward-looking statements and projections:
•increases in labor costs, our inability to obtain raw materials, component parts and/or finished goods in a timely and cost-effective manner, and our inability to manage our rental equipment in an effective manner;
•our sales order backlog may not be indicative of the level of our future revenues;
•increases in unionization rate in our workforce;
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
•potential impairment charges;
•any further increase in the cost of new equipment that we purchase for use in our rental fleet or for sale as inventory;
•aging or obsolescence of our existing equipment, and the fluctuations of market value thereof;
•disruptions in our supply chain;
•our business may be impacted by government spending;
•we may experience losses in excess of our recorded reserves for receivables;
•unfavorable conditions in the capital and credit markets and our inability to obtain additional capital as required;
•increases in price of fuel or freight;
•regulatory technological advancement, or other changes in our core end-markets may affect our customer’s spending;
•difficulty in integrating acquired businesses and fully realizing the anticipated benefits and cost savings of the acquired businesses, as well as additional transaction and transition costs that we will continue to incur following acquisitions;
•material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements;
•the interest of our majority stockholder, which may not be consistent with the other stockholders;
•our significant indebtedness, which may adversely affect our financial position, limit our available cash and our access to additional capital, prevent us from growing our business and increase our risk of default;
•our inability to generate cash, which could lead to a default;
•significant operating and financial restrictions imposed by our debt agreements;
•changes in interest rates, which could increase our debt service obligations on the variable rate indebtedness and decrease our net income and cash flows;
•the phase-out of the London Interbank Offered Rate (“LIBOR”) and uncertainty as to its replacement;
•disruptions in our information technology systems or a compromise of our system security, limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, and implement strategic initiatives;
•we are subject to complex laws and regulations, including environmental and safety regulations that can adversely affect cost, manner or feasibility of doing business;
•we are subject to a series of risks related to climate change; and
•increased attention to, and evolving expectations for, sustainability and environmental, social and governance initiatives.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, for additional risks.

PART I
Item 1.     Business
Company Overview
Custom Truck One Source, Inc. (“we,” “our,” “us,” “Custom Truck,” or “the Company”), a Delaware corporation, and its wholly owned subsidiaries are engaged in the business of providing a range of services and products to customers through rentals and sales of specialty equipment, rentals and sales of aftermarket parts and services related to the specialty equipment, and repair, maintenance, and customization services related to that equipment.
We are a specialty equipment provider to the electric utility transmission and distribution, telecommunications, rail, forestry, waste management and other infrastructure-related industries in North America. Our core business relates to our new equipment inventory and rental fleet of specialty equipment that is utilized by service providers in infrastructure development and improvement work. We offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade, and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks, and rail systems, as well as for lighting and signage. We rent, produce, sell, and service a broad range of new and used equipment, including bucket trucks, digger derricks, dump trucks, cranes, service trucks, and heavy-haul trailers. We manage our business in our three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”), and Aftermarket Parts and Services (“APS”).
We operate with a differentiated “one-stop-shop” business model, offering equipment rental, new and used equipment sales, and aftermarket parts and service out of more than 35 locations across the U.S. and Canada. Customers receive additional support throughout the country from Custom Truck’s twenty-four hour, seven-day a week (“24/7”) call center, approximately 80 mobile technicians, and over 100 third-party locations. Custom Truck and its customers also benefit from its sophisticated sourcing model and large-scale integrated production and customization capabilities, which enhance the quality and diversity of its equipment offerings, reduce both cost and lead times for equipment sales and provide greater flexibility to optimize its rental fleet. These attributes, together with a strong reputation built over many years, position Custom Truck to capitalize on attractive secular growth trends across its end-markets.
Custom Truck owns one of the industry’s largest fleets of specialty rental equipment focused on electric utility transmission and distribution (“T&D”), rail, telecommunications, and infrastructure end-markets through our ERS segment. As of December 31, 2022, our fleet is comprised of more than 10,000 units with an average unit age of approximately 3.7 years, which we believe is young by rental fleet standards and compares favorably to the long useful life of the equipment. Our rental fleet is managed on a national level, which allows us to efficiently reposition equipment in response to shifts in regional demand and thereby sustain strong utilization levels.
As is customary among equipment rental companies, we sell used equipment out of our rental fleet to end user customers. We also offer a broad variety of new equipment for sale across our end-markets, often highly customized to meet its customers’ specific needs. Integrated production capabilities and extensive knowledge gained over a long history of selling equipment have positioned Custom Truck uniquely in the market as a trusted partner for customers seeking tailored solutions with short lead times. New and used equipment sales are accomplished through our TES segment.
Through our APS segment, we provide our customers a total job-site solution, offering a range of products for rent or sale to fully outfit their equipment and crews for activity in the field. Our comprehensive APS offering expands opportunities to serve our equipment rental and sales customers through the convenience of a single vendor for all their specialty equipment, tools and accessories needs.

End-Market Overview
Our core end-markets include operators of vocational and specialty trucks and associated parts and services. These operators serve infrastructure-related electric utility T&D, telecom, rail, forestry, and waste management, among others.
General End-Market Trends
The North American market has, and continues, to experience a secular shift from equipment ownership to rental. We believe that customers’ growing preference for equipment rental is driven by several factors including the avoidance of significant capital outlay, improved asset utilization, reduced storage and maintenance, access to a wider range of modern productive equipment, dedicated customer care, and operational efficiencies. We believe that the rental penetration rate will continue to trend towards the levels observed in the broader market, and we believe there will be significant growth within our specific markets. We purchase the majority of our chassis from several Original Equipment Manufacturers (“OEM”) across our geographic footprint. The majority of our boom and crane components are sourced from selected suppliers.
On November 6, 2021, the United States Congress passed, and the President of the United States signed, the Infrastructure Investment and Jobs Act (the “Infrastructure Act”). The Infrastructure Act was amended and renamed to the Infrastructure Investment and Jobs Act. This amended version included approximately $1.2 trillion in spending in new and reallocated funds with positive impacts to each of our end-markets.
Electric Utility T&D End-Market
Maintaining safe and effective transmission and distribution lines is critical to national infrastructure, as they carry the electricity that powers the nation. Transmission lines carry high voltage electricity long distances, while distribution lines carry electricity from local transformers to houses and businesses. Additionally, as the economy “electrifies,” in pursuit of reducing greenhouse gas emissions, electric reliability has become increasingly important. There will continue to be an increasing need for grid resiliency projects such as fire mitigation and storm hardening, and substantial renewable energy investments will be required in the electric transmission grid. From 2008 to 2020, compound annual growth rates for capital expenditures relating to transmission, distribution and solar were approximately 9%, 6% and 53%, respectively. Our specialty equipment is used for these projects, including the maintenance and repair of live lines and installation of new lines. Capital expenditure spend in the electric utility T&D end-market is approximately $65 billion annually. This spend is driven by a number of attractive dynamics, demonstrating that the U.S. is potentially in the very early stages of a multi-year electric utility T&D spending cycle.
Aging and Underinvested Electric Utility T&D Infrastructure - Electricity delivery in the U.S. depends on an aging and complex patchwork system of power generation facilities, transmission grids, local distribution lines, and substations. Most electric utility T&D lines were constructed in the 1950s and 1960s with a 50-year life expectancy and were not originally engineered to meet today’s load demands. The average age of the transmission system in the United States is well over 40 years, with 25% to 35% being greater than 50 or more years old. Due in part to this aging infrastructure, costly electric emergency incidents and disturbances have increased since 2000. Multiple costly fires have also been caused by aging and under-maintained transmission and distribution lines. The prevention of additional incidents associated with the continued operations of aging electric utility T&D infrastructure is expected to continue to drive increasing levels of maintenance and repair and replacement spend by utilities.
Changing Generation Landscape - The ongoing transition from coal to gas and renewables continues to drive changes in the generation landscape and transmission project development. In the last five years, 19 states have adopted greenhouse gas emission goals and renewable portfolio standards. The share of new renewables in the U.S. electricity generation mix has been on an upward trend in the last five years and is estimated to continue to increase through 2028. As a result, significant spend for new transmission lines will be required to interconnect these new sources of power with the electrical grid.
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
Telecom End-Market
Telecommunications infrastructure, including telecom cells, towers, and wirelines, are the backbone of telephonic interaction and the transportation of mobile data. We provide the specialty equipment required to maintain and install telecom cells, towers, and communication lines. Construction spend on telecommunications infrastructure has exceeded approximately $80 billion annually in recent years. This spend is expected to continue to grow due largely to the advent of 5G technology, which requires existing cell sites add equipment to support new frequencies. 5G technology will require the installation of numerous higher bandwidth small cells to “densify” wireless networks and enhance performance. This is because small cells only deliver coverage within approximately a quarter mile of their location, compared to approximately five miles for the existing 4G and predecessor macro cells. As a result, approximately 20 times more small cells will need to be installed in order to provide the same level of coverage as the existing macro cells.

Rapid technological advancements, including advanced digital and video service offerings, continue to increase demand for greater wireline and wireless network capacity and reliability. Data traffic is at an all-time high and is expected to increase in the future. North America data traffic is expected to grow at a 21% compound annual growth rate (“CAGR”) from 2022 to 2028.
The spend required by the key telecom operators to deploy 5G technology is expected to grow at a 47.6% CAGR from 2022 to 2030, of approximately $198 billion. The Infrastructure Act provided an additional $65 billion to increase access to reliable high-speed internet.
Rail End-Market
Freight and commuter rail are responsible for transporting products and people across North America. Our rail mounted equipment is used for a variety of tasks including the installation of new rail and maintenance of the existing rail lines. Ontario Limited (d/b/a HiRail Leasing), Ontario Inc. (d/b/a Heavy Equipment Repairs), and Ontario Limited (d/b/a Northshore Rail Contracting) (collectively “HiRail”) equipment is utilized in projects for both installation and repair of track, electric lines, signal crossings, and signs. The equipment is also often used for working on older infrastructure such as repairing bridges and terminals with more antiquated track and systems that are in need of upgrades with more modern systems like Positive Train Control (“PTC”) and others. The six largest public railroads operating in North America spend more than $10 billion annually in capital expenditures. Such capital expenditures are expected to continue to grow as freight demands increase. In addition to freight rail, spend on active commuter rail projects is significant with a growing pipeline.
Freight Rail - Freight rail, one of the most cost-effective, energy-efficient modes of transport, and carries a majority of intercity freight as measured by ton-miles, more than any other mode of transportation. Our North American customers are principally Class I railroads and related contractors. These Class I operators accounted for approximately 67% of total railroad route miles in 2019.
Commuter Rail - Trends such as population growth, increasing urbanization, a focus on sustainability, environmental awareness, and increasing highway congestion are expected to drive continued investment in commuter rail. Furthermore, as a result of years of insufficient funding, transit systems across the U.S. are struggling to cope with aging infrastructure, creating and increasing backlog. The most recent federal estimates quantify the backlog of projects required to attain a “state of good repair,” meaning public transit is repaired to an age within its average service life, at $90 billion — projected to grow to $122 billion by 2032.
The Infrastructure Act provides $39 billion to modernize transportation and an additional $89.9 billion in guaranteed funding for public transportation along with an additional $66 billion of funding specifically earmarked for passenger rail services.
Infrastructure End-Market
We also serve the general infrastructure end-market, which includes surface transportation, national highway performance, highway safety, metropolitan transit, and other key infrastructure systems, including residential and non-residential waste and water. Total infrastructure capex spend annually exceeds $200 billion, and we believe the infrastructure end-market outlook remains positive.
We consider the waste end-market as part of the general infrastructure industry. Long-term, secular growth in this market is driven by growing waste volumes generated by increasing waste generation per capita. Population and income growth drive municipal solid waste generation. Municipal solid waste revenue is projected to grow at a compounded annual growth rate of 3.3% from 2020 to 2027. Waste is generally considered to be a recession-resistant industry given the non-discretionary nature of waste collection and disposal. Ongoing consolidation amongst waste haulers results in increasing market share for large, well-capitalized companies that have the resources to invest in the latest trucks and equipment.
The Infrastructure Act provides $55 billion to expand access to clean drinking water for households, businesses, schools, and child care centers across the United States through many programs starting in 2021, over a 5 year period.
Products and Services
Equipment Rental Solutions and Truck and Equipment Sales
Our equipment rental fleet consists of more than 10,000 units, which management believes is among the largest specialty equipment rental fleets in North America. Our fleet consists of more than 250 product variations to serve the specialized needs of our customers including various terrain options such as truck mounted, rail mounted, track mounted, and all-wheel drive. Our equipment can reach transmission lines and cell sites in excess of 200 feet in the air, dig to a depth of 60 feet to install telephone and power line poles, provide power line and fiber line pulling capacity of up to 40,000 pounds, and reach remote and inaccessible areas for rail maintenance. A large percentage of our fleet is insulated, which allows customers to safely work on live electric lines. Our equipment is regularly tested for safety, which includes regulation-mandated dielectric testing of all insulated units to ensure safe operations near electrical wiring. The majority of our equipment can be used across a variety of end-markets and many of our customers operate in multiple end-markets. Rental rates vary depending on product type, geography, demand, and other factors.
Examples of our rental and sales equipment include:

Bucket Trucks	Trucks equipped with a bucket mounted on an insulated or non-insulated hydraulic lifting aerial device used to maintain and construct utility, rail, or telecommunication lines.
Digger Derricks	Trucks equipped with a boom and auger used to dig holes and set utility, rail, and telephone poles.
Cable placers	Equipment used to string new and re-conduct overhead utility, rail, telecom, or cable lines including pole trailers, reel handling trailers, and other material handling trailers.
Boom Trucks	Trucks equipped with a boom mounted on an insulated or non-insulated hydraulic lifting aerial device used to maintain and construct utility, rail, or telecommunication lines.
Rail Trucks	Trucks equipped with specialty equipment to drive on rail tracks.
Roll-Off Trucks	Trucks equipped to transport waste containers
Knuckleboom Trucks	Trucks equipped to lift for utility, construction, and building materials applications
Vacuum Trucks	Trucks equipped to safely dig holes and transport materials by vacuuming materials or liquids
Cranes	Equipment made to lift heavy objects utilized in our core markets
Pressure Diggers	Trucks equipped with a pressure drill used to dig holes for utility poles, structure bases, and foundations through hard materials such as rock.
Underground Equipment	Variety of equipment used to place and remove underground utility and telecom lines without disruption to the surface.
Trucks and Miscellaneous Equipment	HiRail equipment including HiRail service trucks, grapples, roto-dumps, PTC trucks, etc.
Aftermarket Parts and Services
Our APS offerings include a broad range of parts, tools, and accessories inventory, which is a natural extension of our core equipment offering and can be rented or purchased on an individual basis or in packaged specialty kits.
The technical nature of certain parts, tools, and accessories requires periodic testing in a certified lab and expertise in specialized repairs, which we provide at our test and repair facilities. We provide nationwide coverage through eight locations that serve as hubs for the rental and sale of parts, tools, and accessories, and five of which offer technical test and repair.
Examples of our aftermarket parts and services include:

Equipment Parts	Aftermarket replacement parts for various types of trucks and equipment sold and rented by Custom Truck.
Stringing Blocks	Stringing dollies and accessories used to string powerline, telephone line (including fiber), or cable, above ground or underground in the new construction, rebuild, or maintenance of the lines.
Augers	Tool used to dig holes for power, telephone, or cable poles and also used to dig holes for structure bases, pilings, and foundation supports.
Insulated Tools	Extension arms, temp arms, insulated ladders, etc., used to insulate and dielectrically protect workers and temporarily reposition powerlines for safe execution of tasks while working at height in live line circumstances.
Other parts, tools, and accessories (“PTA”)	Crimping tools and dies, pumps/motors, underground fiber laying tools, and various other tools used in either utility, telecom, or rail applications.
Test and Repair Services	Testing and inspections of various tools and safety equipment and personal protective equipment (“PPE”) to comply with regulatory and safety requirements.
Upfit and Repair Services	Customizing existing heavy-duty trucks by adding features, and repair services, including labor and parts, for customer-owned trucks.
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
Integrated Business Model with Large-Scale Production and Customization Capabilities - We are able to provide our customers with highly tailored solutions on an expedited basis, enabled by our extensive internal production and customization operations. These capabilities allow us to deepen our relationships with customers by offering them the ability to customize equipment to meet their specific job demands. Our large-scale production further offers benefits to customers by reducing lead times for equipment and provides the ability to change and adapt mid-production should the customer need to modify its order. Maintaining inventory and shorter lead times helps us to support our own rental operations and more quickly react to changing customer demands and preferences. We are also able to quickly adapt our processes and procedures to enter into new markets and product offerings, such as dump trucks, roll-offs, and vacuum trucks, which are products that have been added over the past several years. As one of the largest consumers of vocational chassis and attachments in the United States, we have a structural cost advantage on purchasing. Our production capabilities further lower costs, while providing flexibility to pursue the highest growth portions of the market.
Attractive Long-term End-Market Dynamics - We are a leader across a diverse set of end-markets, including infrastructure-related electric utility T&D, telecom, rail, forestry, and waste management, among others, many of which have attractive long-term growth dynamics. This position was established by our expansive fleets, national sales and service network, longstanding customer relationships, and operational expertise. The favorable end-market dynamics may lead to increased spend on specialty equipment by our existing customers. These end-markets are in the early years of a secular upcycle that is expected to persist for years to come. We are well positioned to benefit from this projected growth and maintain the flexibility to pivot our production and focus to any end-market that is experiencing greater demand due to our deep knowledge and expertise in the production of different types of equipment.
Young, Well-Maintained Rental Fleet Comprised of In-Demand Equipment - Our rental fleet consists of more than 10,000 units and is one of the youngest in the industry, with an average age of 3.7 years as of December 31, 2022. We maintain the majority of our fleet using our own trained technicians and locations to ensure consistent repairs, best-in-class service and maintenance, and delivery of fully functioning, ready-to-work equipment to our customers. We are highly responsive, adding high-quality equipment to our fleet on an ongoing basis to meet customer demands in a changing market landscape. We focus our production capabilities on the equipment that our customers need most in the end-markets with the most growth potential. Disciplined fleet maintenance and strict focus on meeting customer and end-market requirements have resulted in over 80% utilization on average of our rental fleets in the last two years.
Geographical Diversity - We have a large geographic footprint that enables us to provide local service throughout North America. Our more than 35 locations are strategically located to provide access to key high-growth end-markets and have sufficient geographic reach to provide a holistic solution to nationwide accounts. Our footprint is further expanded by over 100 third-party service locations. We maintain a 24/7 call center, as well as a large team of mobile technicians, ensuring that our customers can quickly access experienced technicians regardless of geography. Because our rental fleet is managed nationally, equipment can be deployed strategically across locations in periods of high regional demand. This allows us to maintain high utilization rates for our entire rental fleet while quickly responding to both equipment and service requests from customers. Our broad reach also represents a competitive advantage in serving customers with nationwide operations who may prefer the convenience of interacting with a limited number of equipment providers. Although we have an expansive national footprint already, we have identified additional attractive geographic markets for potential expansion.
Strong, Diverse Client Relationships and Industry Expertise - We serve more than 3,000 customers, with the top 15 customers representing approximately 25% of total revenue and no single customer representing greater than 4% of total revenue in 2022. Of our top 20 customers, 16 of them both rent and purchase equipment. We have very strong brand recognition among our industry-leading customers. Our ability to deliver an unmatched value proposition for our customers’ most complex and technical requirements, on a tight deadline, results in long-tenured relationships with premier customers across our different end-markets. We have significant tenure with our top customers, with key relationships spanning more than 16 years. Our strong knowledge of the equipment and product requirements in our customers’ end-markets allows us to work closely with our customers to determine their specialty equipment needs while our ability to offer the optionality to either rent or purchase equipment helps meet customers’ capital allocation preferences and increases customer penetration.
Attractive Unit Economics Driving High Returns - Our integrated, “one-stop shop” business model results in both lower costs and higher equipment resale values, driving exceptional unit economics. We believe that our ability to purchase equipment components separately with vertically-integrated assembly results in a cost advantage over buying fully completed units. Additionally, our direct-to-customer sales channels drive attractive net resale values that exceed those of our competitors who typically sell used equipment through auctions.
Growth Strategy
We offer a full suite of specialty equipment services and a broad portfolio of products, which provides us with numerous channels for future growth and opportunities to deepen customer relationships. We intend to maintain our leading position and expand our market share by continuing to pursue the following strategies:
Capitalize on Favorable Trends Across a Large Addressable Market - Because of the highly fragmented industry in which we operate, we have significant runway to increase our share of the market. We estimate the addressable market to be approximately $59 billion: $18.5 billion in new sales, $21 billion in aftermarket parts and service, and $19.5 billion in rental and used sales. The new sales addressable market has grown from an estimated $15.6 billion in 2019 to $18.5 billion in 2021. Our differentiated cost position, North American branch network, broad product offering, and flexible distribution model position us to achieve strong growth in the future. Additionally, several end-markets we serve, including electric utility T&D, telecom, infrastructure, rail, forestry, and waste management, are increasing their capital expenditures. Our production and customization capabilities will only serve to bolster our ability to meet the growing demand and changing landscapes in these end-markets as we can nimbly adapt as necessary to capitalize on opportunities as they present themselves.
Invest in Rental Fleet to Meet Growing Demand - We see continued opportunity to invest in our rental fleet to meet customer demand. We will look to drive utilization improvements via enhanced selling efforts and investments in in-demand equipment as well as drive rental penetration via continued customer education. We believe that by investing in new products and adding to our rental fleet, we can continue to satisfy the growing specialty equipment needs of our customers across end-markets. We have the resources and capital structure necessary to capture incremental demand. Lastly, a large percentage of our rental fleet is currently focused on serving the electric utility T&D and telecom industries, but we believe there is significant opportunity to continue to grow our fleet of specialty equipment tailored to serve the growing rail and infrastructure end-markets as well.
Grow Equipment Sales Across Both Current and New Customers, End-Markets, and Product Offerings - We will be able to leverage our national and local sales approach to achieve growth in our existing customer base and across existing and newly entered product categories. We have identified several new product categories that we plan to expand into, where our experience and expertise in production, customization, and purchasing are expected to provide favorable returns. We will look to drive volume growth via continued equipment innovations and strategic selling initiatives. We are currently well positioned to capitalize on favorable trends across end-markets, including grid updates and maintenance, build-out of renewable resources, 5G roll-out, and potential significant infrastructure spend.
Increase Penetration of Aftermarket Parts and Service - Each full-service location provides certified test and repair services and an expanded product offering of both insulated and non-insulated tools. Today, we leverage our service technicians, including those dedicated to field service, to support our existing rental fleet and select customer-owned equipment. We see an opportunity to grow the size of the internal service organization and external service provider network to increase our ability to service customer-owned equipment. Additionally, we launched our e-commerce platform in 2020 to begin selling proprietary Load King™ equipment parts and other targeted specialty equipment parts.
Continue to Pursue Domestic Geographic Expansion - We operate more than 35 locations; however, broad sections of the United States and Canada are still outside of our primary operating area. In the past, we have expanded into new geographical markets through both strategic acquisitions and through internal growth. There is an opportunity for future expansion across the United States to support growth. Custom Truck has successfully opened five locations in geographic areas where there were no attractive acquisition targets, exemplifying the ability to expand our reach without the use of acquisitions. In addition to organic geographic expansion, we may opportunistically pursue acquisitions to expand our product and service offering and accelerate growth.
Sales and Marketing
Sales
We operate with a nationwide direct sales team to address the specialized needs of our customer base and to cultivate strategic partnerships with key customers. Our more than 100-member sales organization is led by members of our senior management team, including Presidents and Regional Sales Managers. The average years of experience in the industry of our sales personnel is more than 20 years. Our field sales organization and 24-hour support center have developed “first-call” relationships with several of our largest customers while providing significant expertise in the technical nature of the equipment and projects.

For key national or regional accounts, we employ a top to bottom sales approach with a focus on building partnerships at all levels within these key accounts and securing commitments to use us as a preferred supplier. Strategic Account Managers are responsible for establishing and managing these relationships along with direct involvement from senior leadership to create more contact and touch points between the key decision makers and Custom Truck.
We divide the remainder of our sales organization into regional go-to market teams for our ERS, TES and APS segments consisting of Territory Managers supported by Inside Rental Representatives and Assistants. Territory Managers are responsible for developing new relationships and maintaining communication with key decision makers at customer organizations and working with employees at both the corporate office and on individual job sites to ensure customer satisfaction. After a rental opportunity is generated, Inside Rental Representatives and Assistants serve in a support role by working directly with customers to finalize orders, schedule delivery, coordinate payment and handle inbound requests. This direct communication helps expedite future orders on rental equipment availability and rate quotes.
Marketing
We utilize targeted advertising, tradeshows, focused email distributions, a comprehensive equipment catalog, and our website for marketing our products and services. Our rental catalog contains detailed technical information and diagrams for all our products, while the website offers easy access to equipment specifications and rental listings. We supplement these materials with 10 to 12 major marketing publications annually. In addition to print and online publications, we participate in national and select regional trade shows, which represent important customer touch points for the sales team to both approach new customers and maintain strong relationships with existing customers.
Facilities
We are headquartered in Kansas City, Missouri where we house executive management, accounting, finance, information technology, human resources, marketing, and procurement professionals, as well as production, assembly, service and distribution operations. We maintain a diverse geographic footprint in the U.S. and Canada, with 35 locations.
Intellectual Property
We do not own or license any patents, patent applications, or registered copyrights. We own a number of trademarks and domain names important to the business. Our material trademarks are registered or pending applications for registrations in the U.S. Patent and Trademark Office and various non-U.S. jurisdictions. We use “Custom Truck One Source” and “Truck Utilities” as unregistered trademarks and “Load King” as a registered trademark. Additionally, pursuant to an agreement with Terex, we have a revocable, royalty-free, limited license to use certain Terex trademarks to promote the sale and servicing of Terex products, subject to certain conditions of use. We believe we own or license, or could obtain on reasonable terms, any intellectual property rights needed to conduct its business.
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
Human Capital
Our people are a critical component to our success. Our drive, deep expertise, and responsiveness to the specialized needs of our customers set us apart. As of December 31, 2022, we had more than 2,270 employees in 35 locations across North America.

Approximately 2.5% of our U.S. employees are covered by a collective bargaining agreement, and management values a strong relationship with our employees.
Our Culture
We promote our core values of Care & Respect, Solve Problems Like A Mechanic, Driven to Deliver, Engage Collaboratively, and Spark Innovation. These values drive our culture and will enable us to achieve our vision.
We are committed to a diverse and inclusive work environment where our employees of all backgrounds and experiences can succeed. We are always striving to enhance our employee experience, seeking feedback from employees through our engagement surveys, which helps us identify areas where we can continuously enhance their experience and sense of belonging.
We were honored to receive the accolade of “Best Companies to Work For” in Kansas City by Ingram’s in 2022, highlighting our positive work experience.
Our Talent
We engage in multiple initiatives focused on identifying, hiring and retaining a diverse range of talent. These include engaging with recruiting firms, utilizing job-posting sites, and collaborating with university and vocational technical programs that specialize in connecting companies like us with a diverse array of candidates. Moving forward, we will continue to review and refine our initiatives as we seek to grow and further diversify our workforce.
We engage with our Veteran Employee Resource Group as a strategic business partner to foster an inclusive culture and positive work experience for our military/veteran employees. We also partner with various organizations to support a range of recruitment efforts. For example, we partner with Hiring Our Heroes, U.S. Chamber of Commerce Foundation, the U.S. Department of Labor, and Military Transition Assistant Programs to recruit veteran candidates to join our team. Our military veteran employees represent 8% of our U.S. workforce and bring valuable attributes and skills to our organization. Our Veterans Employee Resource Group provides support to current and past service members within our organization and in the communities where we operate.
We are also proud to partner with Lyrik’s Institution, a school-based behavior support organization, that serves students from the inner city of Kansas City. In 2022, we provided 20 paid internship opportunities and hired 11 full-time employees from Lyrik’s program.
We value lifelong learning and support our employees’ development through a combination of experiential on-the-job learning and formal education. We provide technical and operational training with special emphasis on safety, quality, and customer service. We offer employees tuition assistance to assist our employees with expanding their formal education while working.
Our Ethics & Compliance
One of our most valuable assets is our integrity, an unwavering commitment to acting honestly and ethically in all that we do. We established a Code of Conduct to ensure our employees understand our commitment and how to report concerns.
We train our employees on our Code of Conduct and offer multiple pathways for reporting any concerns promptly, including through their leader, Human Resources, Legal or our anonymous 24/7 compliance hotline, which is managed by an experienced and objective third-party.
Our Health, Safety & Well Being
We are committed to a safe and healthy workplace and culture of total well-being. We strive to have zero workplace injuries and engage our employees in raising awareness and education through our Safety Ambassador Network, which includes a diverse cross section of employees from multiple work facilities. We have a network of approximately 100 Safety Ambassadors who are provided training and instruction from our Environmental, Health and Safety professionals. Our Safety Ambassadors are volunteers who have shown a willingness and capability to devote a portion of their workday to ensure that employees have a safe environment in which to work. We track recordable injuries and have an incident management system to investigate all safety incidents. Every incident is investigated and, based on the findings, our safety team implements processes and procedures to prevent recurrences and remediate known hazards.
We offer competitive pay and a comprehensive benefit program including medical, vision, dental, life and disability insurance to attract and retain top talent. We offer employees options to create financial security through our 401(k) savings program that includes a Company matching component, health savings account, and pre-tax flexible spending accounts for healthcare and dependent care.
We provide employees and their family members 24/7 access to doctors and counselors with telemedicine and virtual counseling. In addition, we offer an employee assistance program that provides employees and their family members with confidential support on a wide variety of areas to support total well-being—such as mental and emotional health conditions, stress management, dependent/elder care, nutrition, fitness, and legal and financial issues.
Legal Proceedings and Insurance
From time to time, we are subject to various lawsuits, claims and legal proceedings, the vast majority of which arise out of the ordinary course of business. The nature of our business is such that disputes related to vehicles and accidents occasionally arise. We assess these matters on a case-by-case basis as they arise and we establish reserves as and if required, based on our assessment of exposure. We have insurance policies to cover general liability, product, and workers’ compensation related claims. Management believes that none of the existing legal matters will have a material adverse effect on our business or financial condition.
Available information
This Annual Report on Form 10-K, as well as future quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (https://www.customtruck.com) under “Investors” / “Financials” / “SEC Filings” as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference in this Annual Report. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at www.sec.gov.

Item 1A.    Risk Factors
In addition to the other information contained in this Annual Report on Form 10-K, the risk factors discussed herein should be considered carefully in evaluating the Company. Any of these factors could result in a significant or material adverse effect on our business, results of operations and financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business results of operations and financial condition.
Risks Related to the Company’s Business and Industry
Effective management of our rental equipment is vital to our business, and an inability to obtain raw materials, component parts and/or finished goods in a timely and cost-effective manner would adversely affect our ability to manufacture and market our products.
Our rental equipment has a long economic life, and managing this equipment is a critical element of our business. We must successfully maintain and repair our equipment in a cost-effective manner to maximize the economic life of our products and the level of proceeds from the sale of such products. As the needs of our customers change, we may need to incur costs to relocate or remanufacture our assets to better meet shifts in demand. If the distribution of our assets is not aligned with regional demand, we may be unable to take advantage of opportunities despite excess inventory in other regions. If we are not able to successfully manage our assets, our business, results of operations and financial condition may be materially adversely affected.
We purchase raw materials, component parts and finished goods to be used in the manufacturing, sale and rental of our products. In addition, we may incorporate vehicle chassis provided directly by our customers in our production process. Although the vast majority of our raw materials and component parts are sourced domestically, certain of our suppliers are based in other countries, and certain of our domestic suppliers may source subcomponents from suppliers based in other countries. Uncertainty remains regarding supply chain disruptions, inflationary pressure, public health crises, and geopolitical risks that have led to issues, broadly, in the supply chain. Changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, armed conflicts or political instability or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our ability to timely manufacture and market products. Increases in the costs of shipping and transportation, purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. The unprecedented nature of the supply chain disruptions continues to make it difficult to predict our future business and financial performance. In addition, our profit margins would decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers.
Our sales order backlog may not be indicative of the level of our future revenues.
Our sales order backlog represents future production for which we have written orders from our customers for customized and stock equipment. Orders that comprise our backlog may be subject to change in quantities, delivery, specifications and terms, or cancellation. Our backlog recently increased due to strong demand, as well as shortages of materials, and labor, and may not remain at such levels in the future. Our reported sales order backlog may not be converted to revenue in any particular period and actual revenue from such orders may not equal our backlog. Therefore, our sales order backlog may not be indicative of the level of our future revenues.
A small portion of our workforce is unionized, and more of our workforce could become unionized in the future, which could negatively impact the stability of our production, materially reduce our profitability and increase the risk of work stoppages.
Our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union, and unions may conduct organizing activities in this regard. If our employees choose to form or affiliate with a union and the terms of a union collective bargaining agreement are significantly different from our current compensation and job assignment arrangements with our employees, these arrangements could negatively impact the stability of our production, materially reduce our profitability and increase the risk of work stoppages. In addition, even if our managed operations remain primarily non-union, our business may still be adversely affected by work stoppages. The stoppage of work for a prolonged period of time at one, or several, of our principal manufacturing facilities resulting from union or non-union matters could materially adversely affect our business.
As a small portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2022, approximately 2.5% of the U.S. hourly workers of the Company were represented by a labor union and were covered by a collective bargaining agreement. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies.
We may not be able to attract and retain skilled technicians, which could have a material adverse effect on our ability to meet customer demand.
Competition for skilled technicians in our industry, especially during periods of low unemployment or periods of high demand, could increase our labor costs and hinder our ability to meet customer demand, which could have a material adverse effect on our business, financial condition and results of operations.
A number of key personnel are critical to the success of our business.
Our success is dependent on our ability to attract and retain highly skilled personnel. Competition within our industry and the business world for high-performing management talent is substantial. We have senior executives and other management-level employees with extensive industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business. Additionally, due to our legacy as a combination of several family-operated businesses, a number of our key employees have family relationships within our organization and our inability to retain those individuals could have a negative impact on our business. Competition for experienced managers and skilled technicians in our industry can be intense. If we fail to retain and recruit the necessary personnel, our business and our ability to retain customers and provide acceptable levels of customer service could suffer.
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
The cost of new equipment that we purchase for use in our rental fleet or for sale as inventory may increase, and the aging or obsolescence of our existing equipment, and fluctuations in the market value thereof, could have a material adverse effect on our business, financial condition and results of operations.
The cost of new equipment from manufacturers that we purchase for use in our rental fleet or for sale may increase as a result of factors beyond our control, such as inflation, higher interest rates and increased labor and raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use or sell. Such increases could materially impact our financial condition and results of operations in future periods if we are not able to pass such cost increases through to our customers in the form of higher prices. In addition, our inventory has increased recently as part of our measures to manage supply chain challenges.

Due to changing demands of our customers, the types of equipment we rent or sell to our customers may become obsolete, resulting in a negative impact on our results of operations and financial condition due to, with respect to our rental fleet, increased capital expenditures required to replace the obsolete equipment, and our potential inability to sell the obsolete equipment in the used equipment market. In addition, we may incur losses upon dispositions of our rental fleet due to residual value risk or upon any write-off and write-down of our sales inventory.
If the average age of our fleet of rental equipment were to increase, the cost of maintaining our equipment, if not replaced within a certain period of time, will likely increase. If our operating costs increase as our rental equipment fleet ages and we are unable to pass along such costs, our results of operations will be negatively impacted. As of December 31, 2022, the average age of our rental equipment fleet was less than four years. The costs of maintenance may materially increase in the future. Any significant increase in such costs could have a material adverse effect on our business, financial condition and results of operations.
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
We include in operating income the difference between the sales price and the book value of equipment sold. Changes in our assumptions regarding depreciation could change our depreciation expense, as well as the gains or losses realized upon disposal of equipment. We cannot assure you that used equipment selling prices will not decline. Any significant decline in the selling prices for used equipment could have a material adverse effect on our business, financial condition and results of operations.
Our business is highly dependent on the timely and sufficient delivery of finished goods, such as commercial vehicles, from our suppliers.
We depend on the timely and sufficient delivery of finished goods from our suppliers. Supply chain disruptions, such as the ongoing semiconductor shortage, have impacted us and in the future could continue to limit the ability of our suppliers to meet demand in future periods. Disruptions in the supply chains of these manufacturers and dealers, such as pandemic-related plant and production shutdowns, semiconductor chip shortages, labor and equipment shortages, and transportation delays, have impacted and in the future could significantly impact our ability to meet customer demand and generate revenue, which could have a material adverse effect on our business, financial condition and results of operations.
Our business may be impacted by government spending.
A number of our customers are impacted by government funding of infrastructure projects. Policies of governments attempting to address local deficit or structural economic issues, or a decrease in expected levels of infrastructure spending, could have a material impact on our customers and markets. Any decrease or delay in government funding of infrastructure projects could cause our revenues and profits to decrease.
We may experience losses in excess of our recorded reserves for receivables.
We evaluate the collectability of our receivables based on consideration of a customer’s payment history, leverage, availability of third-party financing, political and other factors. Recorded reserves represent our estimate of current expected credit losses on existing receivables and are determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. An unexpected change in customer financial condition or future economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

Uncertainty relating to macroeconomic conditions may reduce demand for our products and services, resulting in non-performance of contracts by our lessees, limit our ability to obtain additional capital to finance new investments, or have other unforeseen negative effects.
Uncertainty and negative trends in general economic conditions in the United States and abroad, including widespread health emergencies, rising inflation and interest rates, the continued conflict between Russia and Ukraine, supply chain disruptions, increases in labor costs, significant tightening of credit markets and commodity price volatility, may create difficult operating environments for our lessees and also for our industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees that form our customer base. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. In addition, limitations on the availability of capital, higher costs of capital or financing expenditures or the desire to preserve liquidity, may cause our current or prospective customers to make reductions in future capital budgets and spending.
If petroleum prices increase, then our results of operations could be adversely affected.
Petroleum prices have fluctuated significantly in recent years. Prices and availability of petroleum products are subject to political, economic and market factors that are outside of our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause the price of fuel to increase. If the price of fuel increases, the demand for our products may decline and transportation and freight costs may increase, which would adversely affect our financial condition and results of operations.
Regulatory, technological advancement, or other changes in our core end-markets may affect our customers’ spending on the products and services we provide.
Many of our customers operate in regulated industries (for example, electric utility T&D, telecom, rail, forestry, waste management and infrastructure) and are subject to laws and regulations that can change frequently and without notice. The adoption of new laws or regulations, or changes to the enforcement or interpretation of existing laws or regulations, could cause our customers to reduce or delay spending on the products and services we provide. Further, technological advancement or other changes not directly related to the products and services we provide may affect the ability of one or more of our customers to compete effectively, which could result in a reduction or elimination of their use of our products and services. Any reduction, elimination, or delay of spending by our customers on the products and services we provide could adversely affect our revenues, results of operations, and cash flows.
Integration of acquired businesses may be difficult, costly and time-consuming, and the anticipated benefits and cost savings of acquired businesses may not be realized or may be less than expected.
Our ability to realize the anticipated benefits of acquisitions we make will depend, to a large extent, on our ability to integrate the businesses acquired. Integrating acquired businesses is a complex, costly and time-consuming process, and we cannot assure you that we will be able to successfully integrate them or, if the integration is successfully accomplished, that the integration will not be more costly or take longer than presently contemplated. If we cannot successfully integrate and manage acquired businesses within a reasonable time following their acquisition, we may not be able to realize the potential and anticipated benefits of them, which could have a material adverse effect on our business, financial condition and results of operations.
Our ability to realize expected synergies and benefits from acquisitions is subject to a number of risks and uncertainties, many of which are outside of our control. These risks and uncertainties could adversely impact our business, financial condition and operating results, and include, among other things:
•our ability to complete the timely integration of operations and systems, organizations, standards, controls, procedures, policies and technologies, as well as the harmonization of differences in business cultures;
•our ability to minimize the diversion of management attention from ongoing business concerns during the integration process;
•our ability to retain the service of key management and other key personnel;
•our ability to preserve customer, supplier and other important relationships and resolve potential conflicts that may arise;
•the risk that acquired businesses may have liabilities that we failed to discover or fully appreciate in the course of performing due diligence;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination; and
•difficulties in managing the expanded operations of a larger and more complex combined company.

We may encounter additional integration-related costs, fail to realize all of the benefits anticipated or be subject to other factors that adversely affect preliminary estimates of synergies. In addition, even if the operations of acquired businesses are integrated successfully, the full benefits of them may not be realized, including the synergies, cost savings or sales or growth opportunities that we expect. The occurrence of any of these events, individually or in combination, could have a material adverse effect on our financial condition and results of operations.
Measures of anticipated synergies we report from time to time are based upon assumptions about our ability to implement integration measures in a timely fashion and within certain cost parameters. Our ability to achieve the planned synergies is dependent upon a significant number of factors, many of which are beyond our control, such as our ability to integrate businesses that we acquire (including the integration of Nesco and Custom Truck LP), operating difficulties, increased operating costs, delays in implementing initiatives and general economic, competitive or industry conditions. For example, we may be unable to eliminate duplicative costs in a timely fashion or at all. Additionally, achieving these benefits may require certain related one-time costs, charges and expenses, which may be material. We can provide no assurance that we will be successful in generating growth, maintaining or increasing our cash flows or profitability or achieving cost savings and revenue enhancements, and our inability to do so could have a material adverse effect on our business, results of operations and financial condition.
The assumptions and estimates underlying the pro forma cost synergies we report from time to time are inherently uncertain and, although considered reasonable by our management as of the date of this report, are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those contained in the financial projections, including, among others, risks and uncertainties due to general business, economic, regulatory, market and financial conditions, as well as changes to our businesses, financial condition or results of operations, and other risks and uncertainties included in this “Risk Factors” section.
Platinum owns the majority of our equity, and its interests may not be aligned with yours.
Platinum owns the majority of our fully diluted shares of common stock and, therefore, has the power to control our affairs and policies. Platinum also controls, to a large degree, the election of directors, the appointment of management, the entry into mergers, sales of substantially all of our assets, and other extraordinary transactions. The directors so elected have authority, subject to the terms of our indebtedness, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of Platinum could conflict with your interests. For example, Platinum is in the business of making investments in companies and, from time to time in the future, may acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Platinum may also pursue acquisition opportunities that may be complementary to our business and, as a result, these acquisition opportunities may not be available to us.
Risks Related to the Company’s Indebtedness
We have, and may incur, significant indebtedness and may be unable to service our debt. This indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital and prevent us from growing our business.
We have a significant amount of indebtedness and may incur additional indebtedness in the future, including in connection with our growth capital expenditure plan. As of December 31, 2022, our total indebtedness was $1,394.4 million, consisting of $920.0 million in aggregate principal amount of the 2029 Secured Notes, $437.7 million of borrowings under our Asset Based Lending (“ABL”) Facility and finance lease and other debt obligations of $36.7 million (excluding approximately $430.2 million of indebtedness under our floorplan financing agreements). Although the indenture governing our 2029 Secured Notes (the “Indenture”) and the ABL Credit Agreement (as defined below) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant exceptions and qualifications, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Moreover, the Indenture does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the Indenture (such as operating leases), nor does it impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” under such Indenture. Similarly, the ABL Credit Agreement does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the agreement (such as operating leases).
The level of our indebtedness could have important consequences, including:
•a portion of our cash flows from operations is dedicated to debt service and may not be available for other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•limiting our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions, and potentially impeding our ability to secure favorable lease terms;

•exposing us to the risk of increased interest rates, as borrowings under our ABL Facility are subject to variable rates of interest;
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
To service our indebtedness, we will require a significant amount of cash. Our ability to pay interest and principal in the future on our indebtedness and to fund our capital expenditures and acquisitions will depend upon our future operating performance and the availability of refinancing options, which will be affected by prevailing economic conditions and, the availability of capital, as well as financial, business and other factors, some of which are beyond our control.
Our future cash flows may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flows from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the Indenture and the ABL Credit Agreement, contain, or future debt agreements may contain, restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.
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
•cause subsidiaries to pay dividends or make other payments to us;
•engage in transactions with stockholders or affiliates;
•sell certain assets or merge with or into other companies, reorganize our companies, or suspend or dispose of a substantial portion of our business;
•prepay or modify the terms of our other indebtedness;
•guarantee indebtedness; and
•create liens.
There are limitations on our ability to incur the full $750.0 million of commitments under the ABL Facility. Availability will be limited to the lesser of a borrowing base and $750.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our parts inventory, fleet inventory accounts receivable and unrestricted cash (in each case, subject to customary reserves). As a result, our access to credit under the ABL Facility is potentially subject to significant fluctuations, depending on the value of the borrowing base-eligible assets as of any measurement date. With respect to the ABL Facility, on any date when Availability (as defined in the ABL Credit Agreement) is less than the greater of (i) 10% of the lesser of (A) the aggregate revolving commitments under the ABL Facility at such time and (B) the borrowing base at such time (such lesser amount, the “Line Cap”) and (ii) $60 million, we will also be required by a springing covenant to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00, tested for the four fiscal quarter period ending on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Availability has been equal to or greater than the greater of (x) 10% of the Line Cap and (y) $56 million for five consecutive business days. Our ability to meet the financial covenant could be affected by events beyond our control. The inability to borrow under the ABL Facility may adversely affect our liquidity, financial condition and results of operations.
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
Borrowings under our ABL Facility are at variable rates of interest, which will expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2022, we have variable rate debt, consisting of $437.7 million outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.5 million per year. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
Certain of our agreements make reference to LIBOR. To prepare for the phase out of LIBOR, we may need to renegotiate these agreements and may not be able to do so on terms that are favorable to us. It is also currently unknown what impact any contract modification will have on our financial statements. Further, the financial markets may be disrupted as a result of the phase out of LIBOR if banks fail to execute a smooth transition to an alternate rate.
Disruption in the financial markets or the inability to renegotiate our agreements to remove and replace LIBOR on favorable terms, or a negative impact from any contract modifications, could have an adverse effect on our business, financial condition, and results of operations.
Risks Related to Information Technology, Cybersecurity and Data Privacy
Disruptions or security compromises affecting our information technology systems or those of our critical service providers could adversely affect our operating results by subjecting us to liability, and limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, or implement strategic initiatives.
The security and integrity, or the perception thereof, of our information technology systems and assets (“IT systems”) are critical to our business and ability to monitor and control our operations, deliver our products and services, and adjust to changing market conditions. While we own and manage certain of our IT systems, we also engage third parties across an array of software, systems and technologies (including cloud-based) and functions (e.g., HR, finance, communications, compliance), which enable us to conduct, monitor and/or protect our business, operations, systems and data assets. In addition, in the ordinary course of business, we and/or our service providers generate, collect, process and store sensitive information and data, including intellectual property, our proprietary business data and that of our customers, suppliers and business partners, as well as personally identifiable information.
We and our service providers have experienced and expect to continue to experience cyberattacks and security incidents that impact our IT systems and data. Despite various security controls and measures, we and third parties remain vulnerable to cyberattacks and security incidents resulting from malware (e.g., ransomware), computer viruses, software and hardware vulnerabilities, malfeasance by external or internal actors, and/or incidents attributable to human error (e.g., due to social engineering or phishing). The White House, SEC and other regulators have accordingly increased their focus on companies’ cybersecurity vulnerabilities and risks. We have also observed a global increase, in both frequency and impact, in cybersecurity threats and more sophisticated cyber-attacks and threat actors. Such attacks and threats are unpredictable as to their timing, nature and scope. As a result, we may be unable to anticipate or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to identify, investigate or remediate incidents due to the increased use by threat actors of tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Cybersecurity risks due to work-from-home arrangements at the Company and third parties have presented additional opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities in non-corporate networks.
Any successful or perceived cyberattack, compromise, breach, or disruption involving, or in relation to, our or our service providers’ IT systems or data, or the failure of any IT systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions. Further, any compromise or breach of IT systems or data could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, and require significant resources for remediation and compliance purposes, any of which could have a material adverse effect on our business. Certain of our software applications are also utilized by third parties who provide outsourced administrative functions, which may increase the risk of a cybersecurity incident. In addition, because our systems may contain sensitive data and information about individuals and businesses, our failure to maintain the security, integrity or confidentiality of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs for compliance and systems remediation, increased costs of liability for litigation (including class actions) and regulatory proceedings as well as fines and penalties, result in the misuse of our systems and networks, manipulation and destruction of data, misappropriation of assets or production stoppages and supply shortages, and other potential material adverse effects on our results of operations. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. Global consumer protection, data privacy and cybersecurity rules, regulations and industry standards are rapidly evolving, including laws like the California Consumer Privacy Act and California Privacy Rights Act, which provide for a private right of action for certain types of data breaches and create compliance obligations around user choice, data subject rights and transparency, among others. Complying with any new or changing legal and regulatory requirements could force us to incur substantial expenses or require us to change our business practices in a manner that could harm our business. If any actual or perceived security or disruptive attacks, breaches or incidents are not detected or deflected by our current security measures, we could also be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
Although we maintain insurance coverage for various cybersecurity risks and liabilities, there can be no guarantee that any or all costs or losses incurred will be partially or fully insured.
Risks Related to Legal, Compliance and Regulatory Matters
We are subject to complex laws and regulations, including environmental and safety regulations that can adversely affect the cost, manner or feasibility of doing business.
Our operations are subject to certain federal, state and local laws and regulations relating to, among other things, climate change, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non-hazardous substances and materials into the environment, the manufacturing of motor vehicles and other equipment and employee health and safety. We may require permits or other approvals under certain laws, which may delay our ability to execute portions of our business strategy. Additionally, compliance with such laws and regulations can be costly, and our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. We currently make, and in future may be required to make additional capital expenditures to comply with environmental and other regulations, such as:
•Applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration;

•Emissions or other standards related to climate change as established by international, federal, state and local regulatory bodies;
•Reclamation and remediation and other environmental protection; and
•Standards for workplace safety established by the Occupational Safety and Health Administration.
While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. Failure to comply with such laws and regulations, including any evolving interpretation and enforcement by governmental authorities, could materially impact our business, financial condition, results of operations and cash flows. We may also be liable, under certain laws and regulations, for product liability, personal injury, other environmental damages (including natural resources), and other claims, as well as the costs of investigation and remediation of environmental contamination and any sanctions, such as fines and penalties. Additionally, certain environmental laws may impose liability without regard to fault or the legality of the original conduct. While compliance with these laws has not historically had a material adverse effect on our operations, our operations could be significantly delayed or curtailed and our costs of operations could significantly increase as a result of regulatory requirements, restrictions or claims. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.
We have identified a material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.
During the fourth quarter ended December 31, 2021, we identified a material weakness in internal control over financial reporting that related to control deficiencies in information technology general controls (“ITGCs”) for both user access and program change-management for systems supporting all of the Company’s internal control processes and controls, controls over the completeness and accuracy of information used in business process controls and management review controls. Our business process controls (automated and manual) and management review controls were also deemed ineffective because they are adversely impacted by ineffective ITGCs. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.
We have developed and are implementing a plan to remediate the material weakness. The material weakness will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements with the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.
We are subject to a series of risks related to climate change.
There are inherent climate-related risks wherever business is conducted. Various meteorological phenomena and extreme weather events (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) may disrupt our operations or those of our customers and suppliers, require us to incur additional operating or capital expenditures, reduce the demand for certain of our product offerings, or otherwise adversely impact our business, financial condition, or results of operations. Climate change may impact the frequency and/or intensity of such events. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.
Additionally, regulatory, market, and other changes to respond to climate change may adversely impact our business, financial condition, or results of operations. Developing alternatives that satisfy the market’s evolving expectations of vehicle emissions profiles may require us to incur significant costs. Additionally, there are several competing alternatives to replace petroleum-based fuels for vehicles, including but not limited to: electricity, hydrogen, and compressed and/or renewable gas. To the extent potential customers prefer technologies different from those used in the vehicles we develop and manufacture, then demand for such vehicles may not develop as quickly as we expect, or at all.

Reporting expectations are also increasing, with a variety of customers, capital providers, and regulators seeking increased information on climate related risks. For example, the SEC has proposed a rule that, if finalized, may require us to incur significant costs to assess and disclose on a range of climate-related data and risks. Increased scrutiny from various parties may also result in increased compliance costs and increased legal risks may also impact our suppliers or customers, which may indirectly impact our business, financial condition, or results of operations.
Increased attention to, and evolving expectations for, sustainability and environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures and consumer demand for alternative forms of energy may result in increased costs (including, but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other impacts to our business, financial condition, or results of operations.
While we may in the future engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of our company and/or products, such initiatives or achievements of such commitments may be costly and may not have the desired effect. For example, expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. In addition, we may commit to certain initiatives or goals and we may not ultimately be able to achieve such commitments or goals due to factors that are within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our headquarters are in Kansas City, Missouri where we house executive management, accounting, finance, information technology, human resources, marketing and procurement professionals. Kansas City, Missouri is also home to our mega-center which performs the majority of our production and manufacturing. We maintain a diverse geographic footprint in the U.S. and Canada, with more than 35 equipment rental and service locations. These facilities are typically service centers for the maintenance and support of our equipment and, depending on the location, may include separate areas for displaying and storage of equipment and parts. Our one-stop shop approach focuses on providing the products and services offered by each of our segments at each of our locations.

Location	Type
7701 Independence Avenue, Kansas City, MO United States	Owned
6714 Inverness Way and 7413 Sr 930 E Fort Wayne/New Haven, IN United States	Leased
11669 226 St Lot 9, Acheson, AB Canada	Leased
9230 51 St SE Calgary, AB Canada	Leased
29 Perini RD, Elliot Lake, ON Canada	Leased
4045 Hwy 5 and 2665 South Rockwood Cabot, AR United States	Leased
655 E 20Th St Yuma, AZ United States	Leased
4500 State Rd and 1032 Black Gold Rd Bakersfield, CA United States	Leased
14670 Randall Ave Fontana, CA United States	Leased
10808 Weaver Ave South El Monte, CA United States	Leased
705 W 62Nd Ave Denver, CO and 5455 E 52Nd Ave Commerce City, CO United States	Leased
4729 Capital Cir Nw and 4755DI Capital Cir Nw Tallahassee, FL United States	Leased
9879 Us Hwy 301 N; 7906 Baseline Ct and 8949 Maislin Rd Tampa, FL United States	Leased
3112 E State Rd 124 Bluffton, IN United States	Leased
5323 Kansas Ave Kansas City, KS United States	Leased
10740 Nall Ave Overland Park, KS United States	Leased
9230 Cedar Knoll Dr Grass Lake, MI United States	Leased
2370 English St Maplewood and 2384 English St Maplewood, MN United States	Leased
2109 Manchester Trafficway and 6501 E. Commerce Ave, Suite 200 Kansas City, MO United States	Leased
2770 5Th Ave S Fargo, ND United States	Leased
6 Sutton Cir and Unit 2 Sutton Cir Condominium Hooksett, NH United States	Leased
1400 Union Lndg Rd and 1850 Union Lndg Rd Cinnaminson, NJ United States	Leased
6708 Townline Rd Syracuse, NY United States	Leased
3522 Middlebranch Rd NE Canton, OH United States	Leased
3205 Davinion Rd El Reno, OK United States	Leased
300 Johnson St and 370 Johnson St Wilkes Barre, PA United States	Leased
1400 E Hwy 67 Alvarado, TX United States	Leased
2801 N Earl Rudder FWY, Bryan TX United States	Leased
7200 Jack Newell Blvd S and 7525 Pebble Dr Bldg 24 Fort Worth, TX United States	Leased
18725 Mckay Blvd Humble, TX United States	Leased
12519 W I-20 Odessa, TX United States	Leased
9775 E Lynchburg Salem Tpke Forest, VA United States	Leased
26109 & 26119 United Rd NE and 26129 Calvary Kingston, WA United States	Leased
5734 Minder Rd Ste A-1 Poulsbo, WA United States	Leased
11139 W Becher St West Allis, WI United States	Leased
2900 Rissler Rd Sedalia, MO United States	Owned
4334 Snapfinger Woods Dr Atlanta, GA United States	Owned
1700 Leider Dr Union Grove, WI United States	Owned
12660 E Lycshburg Salem Turnpike Lynchburgh, VA United States	Owned
702 East Rose St Elk Point, SD United States	Owned

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

Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Custom Truck One Source, Inc.’s common stock and warrants trade on the New York Stock Exchange under the symbol “CTOS” and “CTOS.WS,” respectively. As of March 8, 2023, there were approximately 68 holders of record of our common stock and 14 holders of record of warrants.
Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2022.
Equity Compensation Plans
For information regarding equity compensation plans, see Item 11, Executive Compensation, of this Annual Report on Form 10-K and Note 14: Share-Based Compensation, to the consolidated financial statements included in this Annual Report on Form 10-K.
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
We purchased and held in treasury 93,118 shares for tax withholding purposes related to our equity compensation plans during the fourth quarter of 2022. The shares purchased under our equity compensation plans were withheld to satisfy tax withholding obligations upon the vesting of restricted stock unit awards or exercise of stock options.
The following table contains information regarding our purchases of our common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $000s)
October 1, 2022 to October 31, 2022	680,754	$6.28	680,423	$23,977
November 1, 2022 to November 30, 2022	381,855	$6.33	381,855	$21,562
December 1, 2022 to December 31, 2022	381,188	$6.37	288,401	$19,721
	1,443,797	$6.31	1,350,679

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
On the Closing Date, in connection with (i) the Rollovers, the Company issued, in the aggregate, 20,100,000 shares of Common Stock to the parties to the Rollover Agreements; (ii) the Subscription, the Company issued 148,600,000 shares of Common Stock to Platinum; and (iii) the Supplemental Equity Financing, the Company issued, in the aggregate, 28,000,000 shares of Common Stock to the PIPE Investors. Following the completion of these transactions, as of April 1, 2021, the Company had 245,919,383 shares of Common Stock issued and outstanding. The trading price of the Common Stock was $9.35 per share on the Closing Date. The purchase price for the Acquisition was $1.5 billion.
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
Presentation of Financial Condition and Results of Operations
Custom Truck LP became a wholly owned subsidiary of the Company on April 1, 2021. The Company's consolidated financial statements prepared under United States generally accepted accounting principles (“GAAP”) include Custom Truck LP as of December 31, 2021 and for the period from April 1, 2021 to December 31, 2021. Accordingly, information presented for the year ended December 31, 2021 represents the financial results of Nesco Holdings and its subsidiaries for that entire period and the financial results of Custom Truck LP and its subsidiaries only from April 1, 2021 to December 31, 2021. Financial information for the year ended December 31, 2021 is not comparable to the year ended December 31, 2020 because of the Acquisition. We have provided an analysis of the year ended December 31, 2021 compared to the year ended December 31, 2020, which financial results are those of Nesco Holdings and its subsidiaries prior to the Acquisition and does not include Custom Truck LP. Additionally, we have included information on a "pro forma" basis as further described below, which we believe provides for more meaningful year-over-year comparability. The discussion of results of operations in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is presented on a historical basis, as of or for the year ended December 31, 2022, and the year ended December 31, 2021. For a discussion and analysis of the year ended December 31, 2021 compared to the same period in 2020, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K dated March 16, 2022.
Pro Forma Financial Information
The unaudited pro forma combined financial information presented in the section entitled “Supplemental Pro Forma Information,” give effect to the Acquisition, as if the Acquisition had occurred on January 1, 2020, and is presented to facilitate comparisons with our results following the Acquisition. This information has been prepared in accordance with Securities and Exchange Commission Article 11 of Regulation S-X. Such unaudited pro forma combined financial information also uses the fair value of assets and liabilities, including the fair value of tax assets and liabilities on the Closing Date, and makes the following assumptions: (1) removes acquisition-related costs and charges that were recognized in the Company's consolidated financial statements in the year ended December 31, 2021 and applies these costs and charges to the year ended December 31, 2020, as if the Acquisition and Related Financing Transactions had occurred on January 1, 2020; (2) removes the loss on the extinguishment of debt that was recognized in the Company's consolidated financial statements in the year ended December 31, 2021 and applies the charge to the year ended December 31, 2020, as if the debt extinguishment giving rise to the loss had occurred on January 1, 2020; (3) adjusts for the impacts of purchase accounting in the years ended December 31, 2021 and 2020; (4) adjusts interest expense, including amortization of debt issuance costs, to reflect borrowings on the ABL Facility and issuance of the 2029 Secured Notes, as if the funds had been borrowed and notes had been issued on January 1, 2020 and used to repay pre-acquisition debt; and (5) adjusts for the income tax effect using a tax rate of 25%.
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
Fleet utilization — Fleet utilization is defined as the total number of days the rental equipment was rented during a specified period of time divided by the total number of days available during the same period and weighted based on OEC. Utilization is a measure of fleet efficiency expressed as a percentage of time the fleet is on rent and is considered to be an important indicator of the revenue generating capacity of the fleet.
OEC on rent yield — OEC on rent yield (“ORY”) is a measure of return realized by our rental fleet during a period. ORY is calculated as rental revenue (excluding freight recovery and ancillary fees) during the stated period divided by the average OEC on rent for the same period. For periods less than 12 months, ORY is adjusted to an annualized basis.
Sales order backlog — Sales order backlog consists of purchase orders received for customized and stock equipment. Sales order backlog should not be considered an accurate measure of future net sales.
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
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of December 31, 2022, this equipment (the “rental fleet”) is comprised of more than 10,000 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.

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
Non-GAAP Financial Measures
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Supplemental Pro Forma Information, we report certain financial measures that are not required by, or presented in accordance with, GAAP. We utilize these financial measures to manage our business on a day-to-day basis, and many of these measures are commonly used in our industry to evaluate performance considered to be non-recurring by excluding items. We believe these non-GAAP measures provide investors with expanded insight to assess performance, in addition to the standard GAAP-based financial measures. Reconciliation of the most directly comparable GAAP measure to each non-GAAP measure that we refer to is included in this Annual Report on Form 10-K. The following provides a description of the non-GAAP financial measures.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial performance measure that the Company uses to monitor its results of operations and to measure performance against debt covenants and performance relative to competitors. The Company believes Adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of operating performance, without regard to financing methods or capital structures. The Company excludes the items identified in the reconciliations of net income (loss) to Adjusted EBITDA because these amounts are either non-recurring or can vary substantially within the industry depending upon accounting methods and book values of assets, including the method by which the assets were acquired, and capital structures. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets, none of which are reflected in Adjusted EBITDA. The Company's presentation of Adjusted EBITDA should not be construed as an indication that results will be unaffected by the items excluded from Adjusted EBITDA. The Company’s computation of Adjusted EBITDA may not be identical to other similarly titled measures of other companies.
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
Pro Forma Adjusted EBITDA
We present Pro Forma Adjusted EBITDA for the year ended December 31, 2021, as if the Acquisition had occurred on January 1, 2020. Refer to the reconciliation of pro forma combined net income (loss) to Pro Forma Adjusted EBITDA for the year ended December 31, 2021 in the section entitled “Supplemental Pro Forma Information.”

Overview of Markets
We continue to focus on four primary end-markets: Electric Utility Transmission and Distribution, or T&D, Telecom, Rail, Forestry, Waste Management, and Infrastructure. In the T&D end-market, we continue to observe demand for new generation assets resulting in the development of new transmission lines as well as repair projects to address advanced-age transmission and distribution grids to replace existing lines and poles. These factors resulted in continued demand from our customers of the Company’s products and services. Telecom, specifically the roll-out of 5G, has seen some positive trends over the last few years. Our existing T&D related contactor customers will continue to deliver the roll-out, and our existing equipment portfolio aligns well with the needs of this market. Rail investment, both in the freight and commuter markets, remains robust. The existing rail infrastructure is aged and in need of maintenance. Infrastructure also provides potential growth opportunities as seen by the major road and bridge maintenance work experienced across the United States.
The Company purchases raw materials, component parts and finished goods to be used in the manufacturing, sale and rental of its products. Uncertainty remains regarding supply chain disruptions, inflationary pressures, public health crises, and geopolitical risks that have led to issues, broadly, in the supply chain. Changes in the Company’s relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to suppliers or customers, could have a material adverse effect on the Company’s ability to timely manufacture and market products. Increases in the costs of shipping and transportation, purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or the Company’s inability to market products. The unprecedented nature of the supply chain disruptions continues to make it difficult to predict the Company’s future business and financial performance. The Company continues to monitor the impact on its supply chain, including, but not limited to, the commercial vehicle manufacturers that provide the chassis used in the Company’s production and manufacturing processes and the ongoing semiconductor shortage, which could potentially limit the ability of these manufacturers to meet demand in future periods.

Results of Operations
Year Ended December 31, 2022, Compared to Year Ended December 31, 2021
The consolidated operating results presented below for the year ended December 31, 2021 include the results of Custom Truck LP from April 1, 2021 to December 31, 2021 and, therefore, are not comparable to the year ended December 31, 2022.
Consolidated Results of Operations

	Year Ended December 31,
(in $000s)	2022	% of revenue	2021	% of revenue	$ Change	% of change
Rental revenue	$464,039	29.5%	$370,067	31.7%	$93,972	25.4%
Equipment sales	982,341	62.4%	695,334	59.6%	287,007	41.3%
Parts sales and services	126,706	8.1%	101,753	8.7%	24,953	24.5%
Total revenue	1,573,086	100.0%	1,167,154	100.0%	405,932	34.8%
Cost of revenue, excluding rental equipment depreciation	1,017,635	64.7%	800,031	68.5%	217,604	27.2%
Depreciation of rental equipment	171,703	10.9%	157,110	13.5%	14,593	9.3%
Gross profit	383,748	24.4%	210,013	18.0%	173,735	82.7%
Total operating expenses	280,440		251,980		28,460
Operating income (loss)	103,308		(41,967)		145,275
Total other expense	56,576		135,109		(78,533)
Income (loss) before income taxes	46,732		(177,076)		223,808
Income tax expense (benefit)	7,827		4,425		3,402
Net income (loss)	$38,905		$(181,501)		$220,406
Total Revenue - The increase in revenue for the year ended December 31, 2022, both in total and for each of our individual revenue streams, was driven by the addition of Custom Truck LP’s revenues to our operating results and strong customer demand for equipment sales, rental equipment and for parts sales and service. The Acquisition significantly increased the size of our rental fleet and added a new equipment production and sales line of business (which we report under our TES segment) and a parts sales and heavy equipment service business. In addition, we achieved record levels of vehicle production in 2022. The rental revenue reflects our continued expansion of our rental fleet, higher utilization and pricing gains. Equipment sales increased as an improvement in supply chain challenges allowed for greater order fulfillments.
Cost of Revenue, Excluding Rental Equipment Depreciation - Consistent with the increase in revenue versus the prior year period, the increase in cost of revenue, excluding rental equipment depreciation, was driven by the addition of Custom Truck LP’s cost of revenue to our operating results.
Total Operating Expenses - The primary drivers of the increase in operating expenses for the year ended December 31, 2022 was the addition of Custom Truck LP’s operating expenses to our operating results.
Total Other Expense - The decrease in other expense for the year ended December 31, 2022 was largely driven by mark-to-market gains related to our private warrants, which are accounted for as a liability derivative instrument, partially offset by increases in interest expense. Expenses for a loss on extinguishment of debt related to the closing of the Acquisition were included in the year ended December 31, 2021.
Income Tax Expense (Benefit) - Our overall effective tax rate for the year ended December 31, 2022 was affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate was also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur. These discrete items may not be consistent from year to year. For the year ended December 31, 2022, the impact of discrete items, such as derivative mark-to-market adjustments, transaction and integration expenses, our foreign operations and changes in the valuation allowance, resulted in an overall effective tax rate in the period of 16.7% and $7.8 million of tax expense being recognized in the year ended December 31, 2022. The overall effective tax rate in the year ended December 31, 2021 was (2.5)%, $4.4 million of tax expense recognized, and was primarily driven by changes in the valuation allowance.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, implements a 15% minimum tax for certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. The IRA is effective for tax years beginning after December 31, 2022. Based on our current analysis of the provisions, we do not believe this legislation will have a material effect on our consolidated financial statements. We will continue to monitor the additional guidance from the Internal Revenue Service (the “IRS”).
Net Income (Loss) - The change in net income (loss) for the year ended December 31, 2022 was due to the addition of Custom Truck LP to our operating results and mark-to-market gains related to our private warrants. During the year ended December 31, 2021, we incurred significant transaction expenses in connection with the closing of the Acquisition, including the loss on the extinguishment of debt.
Key Performance Measures
We believe that our operating model, together with our highly variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We are able to generate cash flow through our earnings. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue. We principally evaluate financial performance based on the following measurements: ending OEC, average OEC on rent, fleet utilization, and OEC on rent yield. We also report sales order backlog related to our customers’ orders as an indicator of the demand environment for our products. The table below presents these key measures.

	Year Ended December 31,
(in $000s)	2022	2021	Change	% Change
Ending OEC (as of period end)	$1,455,820	$1,363,451	$92,369	6.8%
Average OEC on rent	$1,187,950	$960,203	$227,747	23.7%
Fleet utilization	83.9%	81.2%	2.7%	3.3%
OEC on rent yield	39.1%	38.0%	1.1%	2.9%
Sales order backlog (as of period end)	$754,142	$411,636	$342,506	83.2%
Ending OEC - The increase in Ending OEC for the year ended December 31, 2022 compared to the same period in 2021 was driven by positive net rental fleet additions in the current period and the acquisition of HiRail in the first quarter of 2022.
Average OEC on Rent - The increase in Average OEC on rent for the year ended December 31, 2022 compared to the same period in 2021 was driven by fleet growth and continued strong rental demand.
Fleet Utilization - Fleet utilization increased as a result of strong rental demand.
OEC on Rent Yield - OEC on rent yield increased as a result of the impact of continued pricing increases, reflective of strong demand.
Sales Order Backlog - Sales order backlog consists of customer orders placed for customized and stock equipment. The increase in sales order backlog was driven by continued strong customer demand.
Adjusted EBITDA
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2022 and December 31, 2021. As previously noted, Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income/loss, earnings/loss per share or any other comparable operating measure prescribed by GAAP.

	Year Ended December 31,
(in $000s)	2022	2021	$ Change	% Change
Net income (loss)	$38,905	$(181,501)	$220,406	121.4%
Interest expense	76,265	67,610	8,655	12.8%
Income tax expense (benefit)	7,827	4,425	3,402	76.9%
Depreciation and amortization	223,483	209,073	14,410	6.9%
EBITDA	346,480	99,607	246,873	247.8%
Adjustments:
Non-cash purchase accounting impact (1)	23,069	33,954	(10,885)	(32.1)%
Transaction and integration costs (2)	26,218	51,993	(25,775)	(49.6)%
Loss on extinguishment of debt (3)	—	61,695	(61,695)	(100.0)%
Sales-type lease adjustment (4)	5,204	7,030	(1,826)	(26.0)%
Share-based payments (5)	12,297	17,313	(5,016)	(29.0)%
Change in fair value of derivative and warrants (6)	(20,290)	6,192	(26,482)	(427.7)%
Adjusted EBITDA	$392,978	$277,784	$115,194	41.5%
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our ABL Credit Agreement.
(2) Represents transaction and process improvement costs related to acquisitions of businesses, including post-acquisition integration costs, which are recognized within operating expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are expenses associated with the integration of acquired businesses. These expenses are presented as adjustments to net income (loss) pursuant to our ABL Credit Agreement.
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

	Year Ended December 31,
(in $000s)	2022	2021
Equipment sales	$(41,525)	$(16,274)
Cost of equipment sales	37,582	16,532
Gross (profit) loss	(3,943)	258
Interest (income) expense	(12,130)	(5,898)
Rentals invoiced	21,277	12,670
Sales-type lease adjustment	$5,204	$7,030
(5) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(6) Represents the charge to earnings for our interest rate collar and the change in fair value of the liability for warrants.

Operating Results by Segment
The following segment information compares results by segment for years ended December 31, 2022 and December 31, 2021. The information for the year ended December 31, 2021 includes results of Custom Truck LP from April 1, 2021 to December 31, 2021. Accordingly, the year-over-year changes in all financial statement line items within each segment is attributable to the addition of Custom Truck LP on April 1, 2021. Refer to the Supplemental Pro Forma Information section in this filing that presents the consolidated results of the Company and Custom Truck LP for the year ended December 31, 2021.

Equipment Rental Solutions (ERS) Segment

	Year Ended December 31,
(in $000s)	2022	2021
Rental revenue	$449,108	$354,557
Equipment sales	212,146	105,435
Total revenue	661,254	459,992
Cost of rental revenue	106,598	94,644
Cost of equipment sales	158,167	90,420
Depreciation of rental equipment	167,962	151,954
Total cost of revenue	432,727	337,018
Gross profit	$228,527	$122,974
Total Revenue - The increase in total revenue for the ERS segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 was driven by the addition of Custom Truck LP’s revenues to our operating results and strong customer demand for rental equipment and equipment sales. Continued demand across our end-markets coupled with growth in the rental fleet were contributors to higher levels of fleet utilization.
Cost of Revenue - The increase in total cost of revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 was driven by the addition of Custom Truck LP’s cost of revenue to our operating results. The increase in sales volume of rental equipment and growth in the rental fleet that contributed to higher depreciation expense, were also drivers of the increase.
Gross Profit - The increase in gross profit for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to the addition of Custom Truck LP.

Truck and Equipment Sales (TES) Segment

	Year Ended December 31,
(in $000s)	2022	2021
Equipment sales	$770,195	$589,899
Cost of equipment sales	647,685	528,024
Gross profit	$122,510	$61,875
Equipment Sales - Equipment sales increased for the year ended December 31, 2022 compared to the year ended December 31, 2021, as an improvement in supply chain challenges allowed for greater order fulfillments. We continue to see strong customer demand for our products, as evidenced by the growth in our sales order backlog for the year ended December 31, 2022 versus the year ended December 31, 2021, and a positive pricing environment for our products.
Cost of Equipment Sales - The increase in cost of equipment sales for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to an increase in supply chain costs and an increase in equipment sales for the period.
Gross Profit - The increase in gross profit for the year ended December 31, 2022 compared to the year ended December 31, 2021 is reflective of an increase in equipment sales and a positive pricing environment for our products.

Aftermarket Parts and Services (APS) Segment

	Year Ended December 31,
(in $000s)	2022	2021
Rental revenue	$14,931	$15,510
Parts and services revenue	126,706	101,753
Total revenue	141,637	117,263
Cost of revenue	105,185	86,943
Depreciation of rental equipment	3,741	5,156
Total cost of revenue	108,926	92,099
Gross profit	$32,711	$25,164
Total Revenue - Total revenue increased for the year ended December 31, 2022 compared to the year ended December 31, 2021, driven by growth in demand for parts, tools and accessories (“PTA”) sales, partially offset by reduced tools and accessories rentals in the PTA division.
Cost of Revenue - The increase in cost of revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to product mix and expenses related to labor and facilities maintenance.
Gross Profit - The increase in gross profit for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to growth in demand, partially offset by increased supply chain costs and product mix.

Supplemental Pro Forma Information
As result of the Acquisition and Related Financing Transactions, we believe presenting supplemental pro forma financial information is beneficial to the readers of our financial statements. The following table sets forth key metrics used by management to run our business on a pro forma and combined basis as if the Acquisition and Related Financing Transactions had occurred on January 1, 2020. Refer to the information below for pro forma adjustments of the statement of operations.
Summary Pro Forma Financial Information and Operational Data

	Year Ended December 31,
(in $000s)	2022 Actual	2021 Pro Forma
Revenue	$1,573,086	$1,483,625
Gross profit	$383,748	$278,418
Net income (loss)	$38,905	$(90,521)
Adjusted EBITDA	$392,978	$323,118
Fleet and Operational Metrics:
Ending OEC (as of period end)	$1,455,820	$1,363,451
Average OEC on rent	$1,187,950	$1,097,200
Fleet utilization	83.9%	81.2%
OEC on rent yield	39.1%	38.0%
Sales order backlog (as of period end)	$754,142	$411,636
Pro Forma Financial Statements
The following pro forma information has been prepared in accordance with Article 11 of Regulation S-X, "Pro Forma Financial Information," as amended by the Securities and Exchange Commission's Final Rule Release No. 33-10786, "Amendments to Financial Disclosures About Acquired and Disposed Businesses," as adopted on May 21, 2020 ("Article 11"). The amended Article 11 became effective on January 1, 2021. The pro forma combined statements of operations for the year ended December 31, 2021 combine the Consolidated Statements of Operations and Comprehensive Income (Loss) of Nesco Holdings and Custom Truck LP, giving effect to the following items as if they had occurred on January 1, 2020:
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
The following pro forma combined financial information and associated notes are based on the historical financial statements of Nesco Holdings and Custom Truck LP prior to the Acquisition. The pro forma combined statements of operations for the period indicated below is based on, derived from, and should be read in conjunction with, the Company’s historical financial statements.
Pro Forma Combined Statements of Operations — Year Ended December 31, 2021

(in $000s)	Custom Truck One Source, Inc.	Custom Truck LP (Three Months Ended March 31, 2021)	Pro Forma Adjustments[a]		Pro Forma Combined
Rental revenue	$370,067	$51,973	$—		$422,040
Equipment sales	695,334	245,955	—		941,289
Parts sales and services	101,753	18,543	—		120,296
Total revenue	1,167,154	316,471	—		1,483,625
Cost of revenue	800,031	240,678	(19,186)	b	1,021,523
Depreciation of rental equipment	157,110	22,757	3,817	c	183,684
Total cost of revenue	957,141	263,435	(15,369)		1,205,207
Gross profit	210,013	53,036	15,369		278,418
Selling, general and administrative	155,783	34,428	—		190,211
Amortization	40,754	1,990	3,589	d	46,333
Non-rental depreciation	3,613	1,151	(213)	d	4,551
Transaction expenses and other	51,830	5,254	(40,277)	e	16,807
Total operating expenses	251,980	42,823	(36,901)		257,902
Operating income (loss)	(41,967)	10,213	52,270		20,516
Loss on extinguishment of debt	61,695	—	(61,695)	f	—
Interest expense, net	72,843	9,992	(3,919)	g	78,916
Finance and other expense (income)	571	(2,346)	—		(1,775)
Total other expense	135,109	7,646	(65,614)		77,141
Income (loss) before taxes	(177,076)	2,567	117,884		(56,625)
Income tax expense	4,425	—	29,471	h	33,896
Net income (loss)	$(181,501)	$2,567	$88,413		$(90,521)
a.The pro forma adjustments give effect to the following as if they occurred on January 1, 2020: (i) the Acquisition, (ii) the extinguishment of Nesco Holdings’ 2019 Credit Facility and the repayment of the 2024 Secured Notes in connection with the Acquisition and (iii) the extinguishment of the outstanding borrowings of Custom Truck LP’s credit facility and term loan that was repaid on the closing of the Acquisition.
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

Reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA
The following table provides a reconciliation of pro forma net income (loss) to pro forma Adjusted EBITDA, as applicable:

	Year Ended December 31,
(in $000s)	2022 Actual	2021 Pro Forma
Net income (loss)	$38,905	$(90,521)
Interest expense	76,265	71,204
Income tax expense (benefit)	7,827	33,896
Depreciation and amortization	223,483	243,570
EBITDA	346,480	258,149
Adjustments:
Non-cash purchase accounting impact(a)	23,069	15,755
Transaction and integration costs(b)	26,218	16,967
Sales-type lease adjustment(c)	5,204	8,185
Share-based payments(d)	12,297	17,870
Change in fair value of derivative and warrants(e)	(20,290)	6,192
Adjusted EBITDA	$392,978	$323,118
a.Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our credit agreement.
b.Represents transaction and process improvement costs related to acquisitions of businesses, including post-acquisition integration costs, which are recognized within operating expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are expenses associated with the integration of acquired businesses. These expenses are presented as adjustments to net income (loss) pursuant to our ABL Credit Agreement.
c.Represents the adjustment for the impact of sales-type lease accounting for certain leases containing rental purchase options (or “RPOs”), as the application of sales-type lease accounting is not deemed to be representative of the ongoing cash flows of the underlying rental contracts. This adjustment is made pursuant to our credit agreement.
d.Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
e.Represents the charge to earnings for our interest rate collar and the change in fair value of the liability for warrants.

For the Year Ended December 31, 2021, Compared to Year Ended December 31, 2020
For a comparison of our results of operations for the year ended December 31, 2021, compared to the year ended December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 16, 2022, which is incorporated herein by reference.

Liquidity and Capital Resources
For the Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months. As of December 31, 2022, we had $14.4 million in cash and cash equivalents compared to $35.9 million as of December 31, 2021. As of December 31, 2022, we had $437.7 million of outstanding borrowings under our ABL Facility compared to $394.9 million of outstanding borrowings as of December 31, 2021.
Future Contractual Obligations
Our estimated future obligations as of December 31, 2022 include both short-term (over the next 12 months) and long-term obligations. We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund operating activities and working capital, the purchase of rental equipment and inventories for vocational truck production and parts and accessories products, human capital costs (which are not accurately estimable), payments due under leases, debt service, and acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the use of additional operating leases or other financing sources as market conditions permit.
Our expected material contractual cash requirements over the next twelve months primarily consist of minimum operating lease obligations of $6.9 million, finance lease obligations of $2.0 million, debt principal and interest payments of $6.9 million and $79.0 million, respectively, and the repayment of floor plan borrowings. We enter into purchase agreements with manufacturers and suppliers of chassis, parts and components and attachments, for our rental fleet and inventory. The purchase agreements are cancellable within a specified notification period to the supplier. Such amounts are not estimable as of December 31, 2022.
Operating Lease and Finance Lease Payments. We have short-term and long-term minimum cash requirements for operating lease payments of $6.9 million and $31.8 million, respectively. We have short-term and long-term minimum cash requirements for finance lease payments of $2.0 million and $3.7 million, respectively. The total amounts do not equal the carrying amount due to imputed interest. See Note 10: Leases as Lessee in the Notes to the Consolidated Financial Statements under Part II, Item 8, for a summary of the estimated future repayment terms for the operating lease and finance lease amounts.
Floor Plan Financing. We have floor plan payables of $293.5 million at December 31, 2022 that represent financing arrangement to facilitate our purchase of chassis, parts, components and attachments inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit to inventory. See Note 7: Floor Plan Financing in the Notes to the Consolidated Financial Statements under Part II, Item 8, for obligations related to trade and non-trade floor plan financings.
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) which bears interest at a rate of the Prime plus 0.80% after an initial interest free period of up to 150 days. The total borrowing capacity under the Daimler Facility is $175.0 million. As of December 31, 2022 and December 31, 2021, borrowings on the Daimler Facility were $105.4 million and $46.0 million, respectively. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $75.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of LIBOR plus 2.4%. As of December 31, 2022 and December 31, 2021, borrowings on the PACCAR line of credit were $31.2 million and $26.7 million, respectively. Effective during the first quarter of 2023, the interest rate will be U.S. Prime Rate minus 0.6%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
References to the prime rate in the foregoing agreements represent the rate as published in The Wall Street Journal.

PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. As of December 31, 2022, the Loan Agreement provided the Company with a $315.0 million revolving credit facility, which matures on August 25, 2023. As of December 31, 2022 and December 31, 2021, borrowings on the Loan Agreement were $293.5 million and $165.2 million, respectively, and the interest rate was a three-month term secured overnight financing rate (“SOFR”) plus 3.25% and a LIBOR plus 3.05%, respectively.
Notes Payable and Loan Principal and Interest Payments. We have short-term and long-term cash requirements of $6.9 million and $1,382.5 million, respectively, for the payment of principal related to notes payable and loans as of December 31, 2022 . The total amount does not equal the carrying amount due to unamortized deferred charges. See Note 9: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 for more information.
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
As of December 31, 2022, borrowing availability under the ABL Facility was $309.4 million, and outstanding standby letters of credit were $2.9 million. Borrowings under the ABL Facility bears interest at a floating rate, which, at Buyer’s election, could be (a) in the case of U.S. dollar denominated loans, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or (ii) the base rate plus an applicable margin or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (x) with respect to base rate loans, 0.50% to 1.00% and (y) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
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
The obligations under the ABL Facility are guaranteed by Capitol Investment Merger Sub 2, LLC, Buyer and each of Buyer’s existing and future direct and indirect wholly owned domestic restricted subsidiaries, subject to certain exceptions, as well as certain of Buyer’s material Canadian subsidiaries (the “ABL Guarantors”). The obligations under the ABL Facility and the guarantees of those obligations are secured by (subject to certain exceptions): (i) a first priority pledge by each ABL Guarantor of all of the equity interests of restricted subsidiaries directly owned by such ABL Guarantors (limited to 65% of voting capital stock in the case of foreign subsidiaries owned directly by a U.S. subsidiary and subject to certain other exceptions in the case of non-wholly owned subsidiaries) and (ii) a first priority security interest in substantially all of the ABL Guarantors’ present and after-acquired assets (subject to certain exceptions).
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
2029 Secured Notes
On the Closing Date, the Issuer issued $920.0 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029. The 2029 Secured Notes were issued pursuant to an indenture, dated as of April 1, 2021, between the Issuer, Wilmington Trust, National Association, as trustee and the guarantors party thereto (the “Indenture”). The Issuer pays interest on the 2029 Secured Notes semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021. Unless earlier redeemed, the 2029 Secured Notes will mature on April 15, 2029.
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
Notes Payables
Our notes payable require the Company to pay monthly and quarterly interest payments and have maturities beginning in 2022 through 2026. Notes payable include (i) debt assumed from the Acquisition related to borrowings for facilities renovations and to support general business activities, (ii) notes payables related to past businesses acquired, and (iii) term loans. Subsequent to the Acquisition, the Company consolidated certain notes payable assumed from the Acquisition into a $23.9 million loan agreement with Security Bank of Kansas City (“SBKC”) that bears interest at a rate of 3.125% per annum, and a $3.5 million loan agreement with SBKC that bears interest at a rate of 3.5% per annum.
2023 Credit Facility
On January 13, 2023, the Company entered into a new credit agreement allowing for borrowings of up to $18.0 million (the “2023 Credit Facility”). Proceeds from the credit agreement were used to finance a portion of the Company’s acquisition of real property from a related party in December 2022, see Note 20: Related Parties for further information. A portion of the loan proceeds will be used to finance improvements to the property. In connection with entering into the agreement, the Company received proceeds of $13.7 million with the ability to draw an additional $4.2 million upon completion of certain construction milestones. Borrowings bear interest at a fixed rate of 5.75% per annum and are required to be repaid monthly in an amount of approximately $0.1 million with a balloon payment due on the maturity date of January 13, 2028. Borrowings are secured by the real property and improvements.

Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in $000s)	2022	2021
Net cash flow from operating activities	$45,968	$138,926
Net cash flow from investing activities	(218,936)	(1,429,480)
Net cash flow from financing activities	153,896	1,323,044
Effect of exchange rate changes on cash and cash equivalents	(2,470)	—
Net change in cash and cash equivalents	$(21,542)	$32,490
As of December 31, 2022, we had cash and cash equivalents of $14.4 million, a decrease of $21.5 million from December 31, 2021. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility.
Cash Flows from Operating Activities
Net cash provided by operating activities was $46.0 million for the year ended December 31, 2022, as compared to $138.9 million in the same period of 2021. The use of cash in the current period is the result of our increased levels of inventory purchases and production.
Cash Flows from Investing Activities
Net cash used in investing activities was $218.9 million for the year ended December 31, 2022, as compared to cash used in investing activities of $1,429.5 million in 2021. The decrease is attributable to the cash paid to acquire Custom Truck LP on April 1, 2021.
Cash Flows from Financing Activities
Net cash provided by financing activities was $153.9 million for the year ended December 31, 2022, as compared to $1,323.0 million in 2021. The decrease is attributable to the cash proceeds provided by the sale of our common stock and placement of new debt, the funds from which were used to acquire Custom Truck LP on April 1, 2021.
Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020
For a comparison of our liquidity and capital resources for the year ended December 31, 2021, compared to the year ended December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and exchange Commission on March 16, 2022, which is incorporated herein by reference.

Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In applying accounting principles it is often required to use estimates. These estimates consider the facts, circumstances, and information available, and may be based on subjective inputs, assumptions, and information known and unknown to us. Material changes in certain of the estimates that we use, could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. See Note 2: Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof. The following describes certain of our significant accounting policies that involve more subjective and complex judgments where the effect on our consolidated financial position and operating performance could be material.
Useful Lives and Salvage Values of Rental Equipment and Property and Equipment
Our rentable equipment consists of aftermarket parts and specialized rental equipment. Purchases of our equipment are recorded at cost, the OEC, and we depreciate OEC to an estimated salvage value. We depreciate our aftermarket parts over their estimated useful rentable life of five years. We depreciate our rental equipment over its estimated useful rentable life of five to seven years with an estimated residual value of 15% to 35% of the OEC, using the straight-line method. Useful life is estimated based upon the expected period the equipment will be in the fleet as a rentable unit. A salvage value is estimated to approximate the value of the equipment at the end of its useful (i.e., rentable) life, allowing for a reasonable profit margin on the sale of the equipment when we remove the unit from the fleet. In establishing useful lives and salvage values, we consider factors related to customer demand of differing types of equipment in order for us to hold and maintain an optimal mix of equipment types in our fleet. We also continuously evaluate factors related to the condition and serviceability of the equipment in our fleet in order to make estimates of useful life and expected end-of-life value. Depreciation of our equipment is recognized as a component of our cost of revenue. For sold equipment, the carrying value of an item is recognized as cost of equipment sale within cost of revenue. Changes in estimated useful life and/or salvage value would impact our gross profit in our consolidated financial statements. To the extent that the useful lives of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would increase or decrease by approximately $110.5 million, respectively. Similarly, to the extent the estimated salvage values of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $2.9 million. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset.
Business Combinations
We have made acquisitions in the past and may continue to make acquisitions in the future. We allocate the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Rental equipment generally represents the largest component and was 39% of total assets acquired over the three years ended December 31, 2022, followed by goodwill at 29% and other intangible assets at 19%. Goodwill is attributable to the synergies and economies of scale expected from the combination of the businesses.
In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable, deferred revenue and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the carrying values reflected on the acquired entities’ balance sheets. However, when appropriate, we adjust these carrying values for factors such as collectability and existence. The intangible assets that we have acquired included goodwill and customer relationships. Goodwill was calculated as the excess of the cost of the acquired entity over the fair value of the net assets acquired. Customer relationships were valued based on an excess earnings or income approach with consideration to projected cash flows.
Our estimates of the values of tangible assets from our business combinations, principally rental equipment, utilize data that reflect quoted prices for similar assets available in active markets (such as the used equipment market). For this reason, estimates of the fair values of these items is not considered to be highly subjective or complex. However, to estimate the values of intangible assets we utilize income methods that involve forecasting future cash flow related to the acquired businesses. The estimates of future cash flow require us to establish expectations about customer demand, investments in maintaining or expanding infrastructure for the markets the businesses serve, and the supply and capacity of equipment in the rental market, among others. Additionally, we are required to establish expectations for the businesses’ cost of capital and ability to acquire and maintain equipment in the future. Critical estimates utilized in valuing intangible assets acquired include, but are not limited to, free cash flows, taxes, amortization, customer attrition rates, discount rates and long-term growth rates. Changes in these assumptions would have an impact to the amount of intangible assets recorded and the resulting amortization expense.
On January 14, 2022, we acquired HiRail for $49.8 million, net of cash acquired. We allocated the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Rental equipment generally represents the largest component and was 58% of total assets acquired followed by other intangible assets at 19% and goodwill at 15%. Goodwill was attributable to the synergies and economies of scale expected from the combination of businesses. Critical estimates utilized in valuing intangible assets acquired include, but are not limited to, free cash flows, taxes, amortization, customer attrition rates, discount rate of 15.5% and long-term growth rate of 2.0%.
Goodwill and the Evaluation of Goodwill Impairment
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We review goodwill for impairment at least annually or more frequently as warranted by triggering events that indicate potential impairment. As of October 1, 2022, our annual impairment test date, we performed a Step 1 quantitative goodwill impairment test. Goodwill was tested for impairment at the reporting unit level, which we have determined to be ERS, TES, and APS. We estimated the fair value of these reporting units by weighting the results from the income approach and the market approach. The market value approach compared current and projected financial results to entities of similar size and industry to determine market value. The income approach utilized assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These cash flows consider factors regarding expected future operating income and historical trends.
Factors that management must estimate when performing impairment tests include rental and sales volumes and prices, inflation, discount rates, tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. The estimates of future cash flow require us to establish expectations about customer demand, investments in maintaining or expanding infrastructure for the markets each reporting unit serves, and the supply and capacity of equipment in the rental market, among others. Additionally, we are required to establish expectations for the businesses’ cost of capital and ability to acquire and maintain equipment in the future. Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to our eventual future operating performance. As of October 1, 2022, the related cash flows were discounted using rates ranging from 10.0% to 10.5% for our reporting units. We used a long-term growth rate of 2.5%. Changes in these estimates, many of which fall under Level 3 within the fair value measurement hierarchy, could change our conclusion regarding the impairment of goodwill assets and potentially reduce the carrying value of goodwill on our balance sheet and reduce our income in the year in which it is recorded. No impairment loss was recorded as a result of the annual impairment test on October 1, 2022.
Accounts Receivable and Allowance for Doubtful Accounts
Allowance for doubtful accounts represents our estimate of current expected credit losses on our trade accounts receivable. Accounts receivable from customers are generated from our leasing, sales and service businesses. We make judgments regarding our expected credit losses, which are based on an assessment of historical credit losses, ability of customers to pay, current financial conditions of customers, as well as forecasts of collections and losses. Other factors that could lead to credit losses include adverse trends in the end-market industries that we serve and macroeconomic trends, each of which is considered in our forecasts. Estimated credit losses related to accounts receivable generated through leasing activities are recorded as a reduction to rental revenue. Estimated credit losses related to accounts receivable generated through sales and service activities are recorded within selling, general and administrative expense. The allowance for doubtful accounts represents our estimate of credit losses expected on our trade receivables. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. At December 31, 2022, a 100 basis point increase to our credit loss estimate would increase our allowance for doubtful accounts by approximately $1.0 million.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences (meaning, inclusions of income and deductions in income tax returns to be filed in future periods) of events that have been included in the financial statements. These items may be referred to as “temporary differences.” Under this method, deferred tax assets and liabilities are determined based on the differences between their financial statement carrying amount (or, basis) and the carrying amount for taxes (or, tax basis) using enacted tax rates in effect for the year in which the differences are expected to affect income in the future tax filings. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We record deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized in the future. Future realization of deferred income tax assets (meaning, items that may provide tax deductions in future periods) requires sufficient taxable income in those future periods, or within any carryback periods available under tax law. We evaluate the realizability of our deferred tax assets on a quarterly basis. To be realized, there must be an objective and verifiable basis for the expectation of taxable income in future periods to offset, or “consume,” the deferred tax assets. The evaluation includes the consideration of all available factors, both positive and negative, regarding (i) the estimated future reversals of existing taxable temporary differences (that is, deferred tax liabilities), (ii) forecasted future taxable income exclusive of those reversing temporary differences and carryforwards, (iii) historical taxable income in prior carryback periods if carryback is permitted, and (iv) potential tax planning strategies that may be employed to prevent an operating loss or tax credit carryforward from expiring unused. The verifiable evidence, such as future reversals of existing temporary differences and the ability to carryback, are considered before estimated future taxable income (exclusive of temporary differences and tax planning strategies) is considered because future taxable income estimates are more subjective. The majority of our deferred tax assets are comprised of income tax carryforwards, including federal and state net operating loss carryforwards (“NOLs”) and non-deductible interest expense carryforwards. Some of these carryforwards are subject to annual usage limitations and expiration, while other state NOLs and all of our federal NOLs do not have expirations.
While we remain in a financial reporting loss position based on a cumulative pre-tax loss for the three-year period ended December 31, 2022, the determination of the valuation allowance is based on our evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of our deferred tax assets. Therefore, changes in our deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur. At December 31, 2022, our deferred tax asset valuation allowance was $78.6 million.

Recent Accounting Pronouncements
See Note 2: Summary of Significant Accounting Policies, to our Annual Report on Form 10-K for a discussion of recently issued and adopted accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our asset-based revolving credit facility. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of December 31, 2022, we had $437.7 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.5 million on an annual basis.
We, from time to time, may manage a portion of our risks from exposures to fluctuations in interest rates as part of our risk management program through the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings and cash flows caused by fluctuations, and our primary exposure is from our variable-rate debt.
Exchange rate risk
During the year ended December 31, 2022, we generated $43.9 million of revenue in Canadian dollars. Each 100 basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.1 million. We do not currently hedge our exchange rate exposure.

Item 8.    Financial Statements and Supplementary Data

Custom Truck One Source, Inc. and Subsidiaries
Consolidated Financial Statements Index

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Custom Truck One Source, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Custom Truck One Source, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the two years ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2023 expressed an adverse opinion thereon.
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

Valuation of Goodwill of the Equipment Rental Solutions and Truck and Equipment Sales Reporting Units
Description of the Matter
At December 31, 2022, the Company’s goodwill was $703.8 million with $498.6 million assigned to the Equipment Rental Solutions (ERS) reporting unit and $167.3 million assigned to the Truck and Equipment Sales (TES) reporting unit. As described in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually on October 1st and whenever events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. The Company estimates the fair value of its reporting units using a combination of market-based valuation methodologies and the income approach using discounted estimated future cash flows.

Auditing management’s annual goodwill impairment analysis for the ERS and TES reporting units was complex and highly judgmental due to the significant estimation required by management to determine the fair value of the reporting units. In particular, the income approach fair value estimates were sensitive to significant assumptions, such as the revenue growth and discount rate for the ERS reporting unit and revenue growth for the TES reporting unit, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s goodwill impairment assessment for the ERS and TES reporting units.

To test the estimated fair values of the Company’s ERS and TES reporting units, we performed audit procedures that included, among others, evaluating valuation methodologies and testing the significant assumptions discussed above used by the Company in its analysis. We involved our internal valuation specialists to assist in the evaluation of the valuation methodologies and testing certain significant assumptions, including the discount rate. We compared the significant assumptions, such as revenue growth, used by management to current industry and economic data, recent historical performance and other factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in the assumptions. We also tested the underlying data used by the Company in its analysis for completeness and accuracy.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Kansas City, Missouri
March 14, 2023

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
To the shareholders and the Board of Directors of Custom Truck One Source, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows of Custom Truck One Source, Inc. (formerly Nesco Holdings, Inc.) and subsidiaries (the "Company") for the year ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 for the year ended December 31, 2020 (collectively referred to as the "financial statements"). In our opinion, the 2020 financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. For the year ended December 31, 2020, the Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 8, 2021
We began serving as the Company’s auditor in 2016. In 2021, we became the predecessor auditor.

Custom Truck One Source, Inc.
Consolidated Balance Sheets

(in $000s, except share data)	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$14,360	$35,902
Accounts receivable, net	193,106	168,394
Financing receivables, net	38,271	28,649
Inventory	596,724	410,542
Prepaid expenses and other	25,784	13,217
Total current assets	868,245	656,704
Property and equipment, net	121,956	108,612
Rental equipment, net	883,674	834,325
Goodwill	703,827	695,865
Intangible assets, net	304,132	327,840
Operating lease assets	29,434	36,014
Other assets	26,944	24,406
Total Assets	$2,938,212	$2,683,766
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$87,255	$91,123
Accrued expenses	68,784	60,337
Deferred revenue and customer deposits	34,671	35,791
Floor plan payables - trade	136,634	72,714
Floor plan payables - non-trade	293,536	165,239
Operating lease liabilities - current	5,262	4,987
Current maturities of long-term debt	6,940	6,354
Current portion of finance lease obligations	1,796	4,038
Total current liabilities	634,878	440,583
Long-term debt, net	1,354,766	1,308,265
Finance leases	3,206	5,109
Operating lease liabilities - noncurrent	24,818	31,514
Deferred income taxes	29,086	15,621
Derivative, warrants and other liabilities	3,015	24,164
Total long-term liabilities	1,414,891	1,384,673
Commitments and contingencies (see Note 19)
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized, 248,311,104 and 247,358,412 shares issued and outstanding, at December 31, 2022 and December 31, 2021, respectively	25	25
Treasury stock, at cost — 2,241,069 and 318,086 shares at December 31, 2022 and December 31, 2021, respectively	(15,537)	(3,020)
Additional paid-in capital	1,521,487	1,508,995
Accumulated other comprehensive loss	(8,947)	—
Accumulated deficit	(608,585)	(647,490)
Total stockholders' equity	888,443	858,510
Total Liabilities and Stockholders' Equity	$2,938,212	$2,683,766
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in $000s, except per share data)	2022	2021	2020
Revenue
Rental revenue	$464,039	$370,067	$195,490
Equipment sales	982,341	695,334	56,632
Parts sales and services	126,706	101,753	50,617
Total revenue	1,573,086	1,167,154	302,739
Cost of Revenue
Cost of rental revenue	110,272	99,885	61,207
Depreciation of rental equipment	171,703	157,110	78,532
Cost of equipment sales	805,852	618,444	47,407
Cost of parts sales and services	101,511	81,702	39,150
Total cost of revenue	1,189,338	957,141	226,296
Gross Profit	383,748	210,013	76,443
Operating Expenses
Selling, general and administrative expenses	210,868	155,783	46,409
Amortization	33,940	40,754	3,153
Non-rental depreciation	9,414	3,613	95
Transaction expenses and other	26,218	51,830	9,538
Total operating expenses	280,440	251,980	59,195
Operating Income (Loss)	103,308	(41,967)	17,248
Other Expense
Loss on extinguishment of debt	—	61,695	—
Interest expense, net	88,906	72,843	63,200
Financing and other expense (income)	(32,330)	571	5,399
Total other expense	56,576	135,109	68,599
Income (Loss) Before Income Taxes	46,732	(177,076)	(51,351)
Income Tax Expense (Benefit)	7,827	4,425	(30,074)
Net Income (Loss)	$38,905	$(181,501)	$(21,277)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments, net of $505 tax	$(8,947)	$—	$—
Other Comprehensive Income (Loss)	(8,947)	—	—
Comprehensive Income (Loss)	$29,958	$(181,501)	$(21,277)

Net Income (Loss) Per Share:
Basic	$0.16	$(0.75)	$(0.43)
Diluted	$0.16	$(0.75)	$(0.43)

Weighted-Average Common Shares Outstanding:
Basic (in thousands)	247,152	241,370	49,065
Diluted (in thousands)	247,705	241,370	49,065
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in $000s)	2022	2021	2020
Operating Activities
Net income (loss)	$38,905	$(181,501)	$(21,277)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	223,483	209,073	84,889
Amortization of debt issuance costs	4,860	4,740	3,290
Loss on extinguishment of debt	—	61,695	—
Provision for losses on accounts receivable	12,650	11,103	3,765
Share-based compensation	12,297	17,313	2,357
Gain on sales and disposals of rental equipment	(55,213)	(11,636)	(7,996)
Change in fair value of derivative and warrants	(20,290)	6,192	5,303
Deferred tax expense (benefit)	7,387	3,863	(28,810)
Changes in assets and liabilities:
Accounts and financing receivables	(36,821)	(37,716)	7,061
Inventories	(194,691)	46,574	(9,642)
Prepaids, operating leases and other	(11,936)	(6,123)	(2,313)
Accounts payable	(5,589)	8,060	3,113
Accrued expenses and other liabilities	8,108	5,580	4,384
Floor plan payables - trade, net	63,920	(18,276)	—
Customer deposits and deferred revenue	(1,102)	19,985	(1,295)
Net cash flow from operating activities	45,968	138,926	42,829
Investing Activities
Acquisition of businesses, net of cash acquired	(49,832)	(1,337,686)	—
Purchases of rental equipment	(340,791)	(188,389)	(67,546)
Proceeds from sales and disposals of rental equipment	205,852	99,833	38,933
Purchase of non-rental property and cloud computing arrangements	(34,165)	(3,238)	(701)
Net cash flow from investing activities	(218,936)	(1,429,480)	(29,314)
Financing Activities
Proceeds from debt	—	952,743	—
Proceeds from issuance of common stock	—	883,000	—
Payment of common stock issuance costs	—	(6,386)	—
Payment of premiums on debt extinguishment	—	(53,469)	—
Share-based payments	(1,838)	(652)	—
Borrowings under revolving credit facilities	153,036	491,084	86,178
Repayments under revolving credit facilities	(110,249)	(347,111)	(85,208)
Repayments of notes payable	(1,012)	(507,509)	(1,146)
Finance lease payments	(3,955)	(5,223)	(15,950)
Repurchase of common stock	(10,279)	—	—
Acquisition of inventory through floor plan payables - non-trade	619,896	304,902	—
Repayment of floor plan payables - non-trade	(491,599)	(353,641)	—
Payment of debt issuance costs	(104)	(34,694)	(279)
Net cash flow from financing activities	153,896	1,323,044	(16,405)
Effect of exchange rate changes on cash and cash equivalents	(2,470)	—	—
Net Change in Cash and Cash Equivalents	(21,542)	32,490	(2,890)
Cash and Cash Equivalents at Beginning of Period	35,902	3,412	6,302
Cash and Cash Equivalents at End of Period	$14,360	$35,902	$3,412

Custom Truck One Source, Inc.
Consolidated Statements of Cash Flows — Continued

	Year Ended December 31,
(in $000s)	2022	2021	2020
Supplemental Cash Flow Information
Interest paid	$81,177	$92,625	$60,340
Income taxes paid	567	541	646
Non-Cash Investing and Financing Activities
Non-cash consideration - acquisition of business	—	187,935	—
Rental equipment and property and equipment purchases in accounts payable	68	—	9,122
Rental equipment sales in accounts receivable	11,283	1,555	5,120
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2019	49,033,903	—	$5	$—	$432,577	$—	$(444,712)	$(12,130)
Net income (loss)	—	—	—	—	—	—	(21,277)	(21,277)
Share-based payments	122,850	—	—	—	2,340	—	—	2,340
Balance, December 31, 2020	49,156,753	—	$5	$—	$434,917	$—	$(465,989)	$(31,067)
Net income (loss)	—	—	—	—	—	—	(181,501)	(181,501)
Share-based payments	1,501,659	(318,086)	—	(3,020)	19,839	—	—	16,819
Warrants liability reclassification	—	—	—	—	(10,290)	—	—	(10,290)
Shares issued in business combination	196,700,000	—	20	—	1,064,529	—	—	1,064,549
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,508,995	$—	$(647,490)	$858,510
Net income (loss)	—	—	—	—	—	—	38,905	38,905
Other comprehensive loss	—	—	—	—	—	(8,947)	—	(8,947)
Common stock repurchases	—	(1,657,635)	—	(10,483)	—	—	—	(10,483)
Share-based payments	952,692	(265,348)	—	(2,034)	12,492	—	—	10,458
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,521,487	$(8,947)	$(608,585)	$888,443
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
We are a specialty equipment provider to the electric utility transmission and distribution, telecommunications, rail, forestry, waste management and other infrastructure-related industries in North America. Our core business relates to our new equipment inventory and rental fleet of specialty equipment that is utilized by service providers in infrastructure development and improvement work. We offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade, and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks and rail systems, as well as for lighting and signage. We rent, produce, sell and service a broad range of new and used equipment, including bucket trucks, digger derricks, dump trucks, cranes, service trucks, and heavy-haul trailers. We manage the business in three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). Segment information provided within this Annual Report on Form 10-K, is included in Note 21: Segments.
Equipment Rental Solutions (“ERS”) Segment
We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of December 31, 2022, this equipment (the “rental fleet”) is comprised of more than 10,000 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
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
Supply Chain
The Company purchases raw materials, component parts and finished goods to be used in the manufacturing, sale and rental of its products. Uncertainty remains regarding supply chain disruptions, inflationary pressures, public health crises, and geopolitical risks that have led to issues, broadly, in the supply chain. Changes in the Company’s relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to suppliers or customers, could have a material adverse effect on the Company’s ability to timely manufacture and market products. Increases in the costs of shipping and transportation, purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or the Company’s inability to market products. The unprecedented nature of the supply chain disruptions continues to make it difficult to predict the Company’s future business and financial performance. The Company continues to monitor the impact on its supply chain, including, but not limited to, the commercial vehicle manufacturers that provide the chassis used in the Company’s production and manufacturing processes and the ongoing semiconductor shortage, which could potentially limit the ability of these manufacturers to meet demand in future periods.

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the accounting policies described below. Our consolidated financial statements include the accounts of all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires that these Consolidated Financial Statements and most of the disclosures in these Notes be presented on a historical basis, as of or for the current annual period or prior annual periods. The consolidated financial position and results of operations and cash flows (including segment information) presented herein include those of Custom Truck One Source, Inc. as of December 31, 2022 and since the date of the Acquisition. Financial information presented for periods prior to the Acquisition represent those of Nesco Holdings and its subsidiaries.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This ASU improves the comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination and requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amended guidance specifies for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities, thereby providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted. The Company will apply the guidance in ASU 2021-08 prospectively to any future business combinations occurring on or after the effective date of January 1, 2023.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326) (“ASU 2022-04”), which requires an entity to disclose current period gross write-offs by year of origination for financing receivables and net investment in leases. Gross write-off information must be included in the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination. The disclosure requirements in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company will adopt the disclosure requirements in the first quarter of 2023.
Revenue Recognition
We recognize revenue in accordance with two different accounting standards: (1) Topic 606, Revenue from contracts with customers (“Topic 606”), and Topic 842, Leases (“Topic 842”), for periods after January 1, 2021, and (2) Topic 606 and Topic 840, Leases, for periods prior to January 1, 2021.
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
Equipment Sales – We sell both new and used equipment. There are no rights of return or warranties offered on equipment sales. The contractual sales price for each individual equipment represents the standalone selling price. Our used equipment is of a sufficiently unique nature, based on specific characteristics such as its age and usage, that it does not have an observable standalone selling price. Equipment sales revenue is recognized upon the transfer of control of equipment. Except for equipment sold under bill-and-hold arrangements, control is transferred when title and physical possession of the equipment has transferred to the customer, which is at the point in time of customer pickup or when the equipment is delivered to a specified destination and the Company has a present right to payment. Payment is usually due within 30 days subsequent to transfer of control of the equipment.
We have bill and hold arrangements with a small number of customers who request to complete the purchase of equipment prior to their ability to take physical possession. In these cases, customers request that we retain physical possession of the equipment until customer pickup or delivery at a later date. Under these arrangements, control is transferred to the customer when the equipment is ready for transfer to the customer, the customer has taken legal title, and the Company has a present right to payment. Under the bill and hold arrangements, which are rare, we recognize sales only when all of the following criteria are met: 1) the customer’s reason for the bill-and-hold arrangement is substantive, 2) the equipment is separately identified as belonging to the customer, 3) the equipment is ready for transfer to the customer and 4) we do not have the ability to use the equipment or direct it to another customer.
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
Accounts receivable, net consisted of the following:

(in $000s)	December 31, 2022	December 31, 2021
Accounts receivables	$212,347	$179,214
Less: allowance for doubtful accounts	(19,241)	(10,820)
Accounts receivable, net	$193,106	$168,394
The relationship between provision for losses on accounts receivable and allowance for doubtful accounts is presented below:

	Year Ended December 31,
(in $000s)	2022	2021	2020
Allowance - beginning of period	$10,820	$6,372	$4,654
Provision for losses on accounts receivable	12,650	11,103	3,765
Accounts written off during period, net of recoveries	(4,229)	(6,655)	(2,047)
Allowance - end of period	$19,241	$10,820	$6,372
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
Leases as Lessee
We determine if an arrangement is a lease at inception of an arrangement. Operating and finance lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term, while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As most leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. The length of a lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise those options. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less. Additionally, we elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, we will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Finally, we apply a portfolio approach to determine the discount rate for leases with similar characteristics.

For our leases classified as operating, the ROU asset is measured throughout the lease term at the carrying amount of the lease liability, plus unamortized initial direct costs, plus/(minus) any unamortized prepaid/(accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
For our leases classified as finance leases, the ROU asset is amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to the Company, or the Company is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. We expect to exercise our options to purchase the rental equipment assets we lease under finance leases. Accordingly, the assets leased under the finance leases are included in rental equipment and property and equipment, and depreciation thereon is recognized in depreciation of rental equipment, cost of revenue and non-rental depreciation expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). When we make our contractually required payments under finance leases, we allocate a portion to reduce the finance lease obligation and a portion is recognized as interest expense.
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
Recognized goodwill is assigned to our reporting units using an income approach based on the present value of estimated future cash flows. We estimate the fair value of our reporting units using both an income approach based on the present value of estimated future cash flows and a market approach based on traded values of selected companies. We believe this combined approach yields the most appropriate evidence of fair value. Determining the fair value of our reporting units is judgmental and involves the use of significant estimates and assumptions. We based our fair value estimates on assumptions that we believe are reasonable. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for our reporting units.
The Company performed a Step 1 quantitative impairment test on October 1, 2022 to evaluate whether it was more likely than not that the fair value of its three reporting units was less than their respective carrying amounts as of its annual assessment date. Goodwill was tested for impairment at the reporting unit level, which the Company has determined to be the same as its reportable segments (ERS, TES, and APS). The Company estimated the fair value of these reporting units by weighting the results from the income approach and the market approach. The market value approach compared current and projected financial results to entities of similar size and industry to determine market value. The income approach utilized assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The estimates of future cash flow required the Company to establish expectations about customer demand, investments in maintaining or expanding infrastructure for the markets each reporting unit serves, and the supply and capacity of equipment in the rental market, among others. The related cash flows were discounted using rates ranging from 10.00% to 10.50% for the Company’s reporting units. The Company used a long-term growth rate of 2.50%. Significant management judgment was involved in estimating these factors, and they include inherent uncertainties, which fall under Level 3 within the fair value measurement hierarchy.
The Company performed a qualitative impairment test as of December 31, 2022 and concluded that it was not more likely than not that the fair value of either of the Company’s three reporting units had been reduced below their respective carrying amounts. As a result, the Company concluded that there were no triggering events as of December 31, 2022. There were no intangible asset impairment charges incurred during the years ended December 31, 2022 and December 31, 2021.
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
Cost approach - Technique that estimates the amount that would be required to replace the service capacity of an asset (i.e., replacement cost).
Assets and Liabilities with Recurring Fair Value Measurements - Certain assets and liabilities may be measured at fair value on an ongoing basis. We did not elect to apply the fair value option for recording financial assets and financial liabilities. Other than the warrants liability and an interest rate collar (which was settled in February 2022), we do not have any assets or liabilities which we measure at fair value on a recurring basis.
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
Accrued Expenses
Accrued expenses consisted of the following:

(in $000s)	December 31, 2022	December 31, 2021
Accrued interest	$14,097	$11,773
Accrued salaries, wages and benefits	39,653	36,535
Accrued sales taxes	8,533	5,755
Other	6,501	6,274
Total accrued expenses	$68,784	$60,337
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
Cloud computing arrangements, net included in other assets in the Consolidated Balance Sheets consisted of the following:

(in $000s)	December 31, 2022	December 31, 2021
Cloud computing arrangements	$34,587	$28,094
Less: accumulated amortization	(9,703)	(4,865)
Cloud computing arrangements, net	$24,884	$23,229
Amortization expense for these assets is included in selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2022 and December 31, 2021, amortization expense was $4.3 million and $2.5 million, respectively. For the year ended December 31, 2020, amortization of these costs was not material.
Advertising Costs
We promote our business through various industries media channels, and expense advertising costs as incurred to selling, general, and administrative expenses. For the years ended December 31, 2022 and December 31, 2021, advertising costs were approximately $3.1 million and $4.8 million respectively. Amounts were immaterial for the year ended December 31, 2020.
Share-Based Compensation
The fair value of equity-classified awards is determined at the grant date using techniques appropriate for the awards, which we use to determine compensation expense over the service period. We recognize compensation expense for our share-based payments over the requisite service period for the entire award and forfeitures are recognized as they occur. See Note 14: Share-Based Compensation for additional information.
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

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income. With the exception of net operating loss carryforwards, we are generally no longer subject to federal, state, local, and foreign income tax examinations by tax authorities for years ending on or prior to December 31, 2018.
We recognize uncertain income tax positions if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Our determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet recognition and measurement standards. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2022 and 2021, our uncertain income tax positions, unrecognized tax benefits, and accrued interest were not material.
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

Note 3: Business Combinations
Acquisition of Custom Truck One Source, L.P.
On December 3, 2020, Nesco Holdings and Nesco Holdings II, Inc., a subsidiary of Nesco Holdings (the “Buyer” or the “Issuer”), entered into a Purchase and Sale Agreement (as amended, the “Purchase Agreement”) with certain affiliates of The Blackstone Group (“Blackstone”) and other direct and indirect equity holders (collectively, “Sellers”) of Custom Truck One Source, L.P., Blackstone Capital Partners VI-NQ L.P., and PE One Source Holdings, LLC, an affiliate of Platinum Equity, LLC (“Platinum”), pursuant to which Buyer agreed to acquire 100% of the partnership interests of Custom Truck LP. In connection with the Acquisition, Nesco Holdings and certain Sellers entered into Rollover and Contribution Agreements (the “Rollover Agreements”), pursuant to which such Sellers agreed to contribute a portion of their equity interests in Custom Truck LP (the “Rollovers”) with an aggregate value of $100.5 million in exchange for shares of Common Stock, valued at $5.00 per share. We believe the Acquisition creates a leading, one-stop shop for specialty equipment, serving highly attractive and growing infrastructure end-markets, including transmission and distribution, telecom, rail and other national infrastructure initiatives.
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
Opening Balance Sheet
The acquisition of Custom Truck LP has been accounted for using the acquisition method of accounting, and the Company is considered the accounting acquirer. Under the acquisition method of accounting, we are required to assign the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the purchase price over those fair values is recorded as goodwill. The total purchase price has been assigned to the underlying assets acquired and liabilities assumed based upon their fair values as of the Closing Date, and the estimated fair values have been recorded based on independent valuations, discounted cash flow analysis, quoted market prices, contributory asset charges, and estimates made by management, which estimates fall under “Level 3” of the fair value hierarchy (as defined in Note 15: Fair Value Measurements).
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

Goodwill attributable to the Acquisition was assigned to the Company’s segments as follows:

(in $000s)
ERS	$261,607
TES	167,307
APS	28,899
Custom Truck LP generated $923.8 million of revenue and $28.2 million of pre-tax loss since the Closing Date for the year ended December 31, 2021, which was included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021.
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
Pro Forma Information
The below pro forma information is presented for the years ended December 31, 2021 and December 31, 2020 and uses the estimated fair value of assets and liabilities on the Closing Date, and makes the following assumptions: (1) removes acquisition-related costs and charges that were recognized in the Company's consolidated financial statements in the year ended December 31, 2021 and applies these costs and charges to the year ended December 31, 2020, as if the Acquisition and related financing transactions had occurred on January 1, 2020; (2) removes the loss on the extinguishment of debt that was recognized in the Company's consolidated financial statements in the year ended December 31, 2021 and applies the charge to the year ended December 31, 2020, as if the debt extinguishment giving rise to the loss had occurred on January 1, 2020; (3) adjusts for the impacts of purchase accounting in the years ended December 31, 2021 and December 31, 2020; (4) adjusts interest expense, including amortization of debt issuance costs, to reflect borrowings on the ABL Facility and issuance of the 2029 Secured Notes, as if the funds had been borrowed and the notes had been issued on January 1, 2020 and used to repay Nesco’s 2019 Credit Facility, Nesco’s Senior Secured Notes due 2024 (both as defined in Note 9: Long-Term Debt) and the Custom Truck LP Credit Facility and term loan; and (5) adjusts for the income tax effect using a tax rate of 25%. The pro forma information is not necessarily indicative of the Company’s results of operations had the Acquisition been completed on January 1, 2020, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies, synergies, or revenue opportunities that could result from the Acquisition.

	Year Ended December 31,
(in $000s)	2021	2020
Revenue	$1,483,625	$1,356,481
Net income (loss)	$(90,521)	$(96,415)
The following presents a summary of the pro forma adjustments that are directly attributable to the business combination:

		Year Ended December 31,
(in $000s)		2021	2020
Increase (decrease) net income/loss:
Impact of fair value mark-ups on inventory	a	$19,186	$(14,775)
Impact of fair value mark-ups on rental fleet depreciation	b	(3,817)	(8,643)
Intangible asset amortization and other depreciation expense	c	(3,376)	(12,964)
Transaction expenses	d	40,277	(40,277)
Interest expense and amortization of debt issuance costs	e	3,919	26,232
Loss on extinguishment of debt refinanced	f	61,695	(61,695)
Income tax (benefit) expense	g	(29,471)	28,031
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
e.Reflects the differential in interest expense, inclusive of amortization of capitalized debt issuance costs, related to our debt structure after the Acquisition as though the following had occurred on January 1, 2020: (i) borrowings under the ABL Facility; (ii) repayment of the 2019 Credit Facility; (iii) repayment of the Senior Secured Notes due 2024; (iv) repayment of the Custom Truck LP’s borrowings under its revolving credit and term loan facility ; and (v) the issuance of the 2029 Secured Notes.
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
Opening Balance Sheet
The acquisition of HiRail has been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company was required to assign the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of January 14, 2022. The excess of the purchase price over those fair values was recorded as goodwill and was attributable to expanded access to markets for the Company’s product and service offering, synergies, and broader product offerings to existing customers of HiRail. The total purchase price has been assigned to the underlying assets acquired and liabilities assumed based upon their fair values as of January 14, 2022, and the estimated fair values have been recorded based on independent valuations, discounted cash flow analysis, quoted market prices, contributory asset charges, and estimates made by management, which estimates fall under “Level 3” of the fair value hierarchy (as defined in Note 15: Fair Value Measurements).
The following table summarizes the January 14, 2022 fair values of the assets acquired and liabilities assumed. The final assessment of the fair value of the HiRail assets acquired and liabilities assumed was complete as of December 31, 2022.

(in $000s)	January 14, 2022	Changes	December 31, 2022
Current assets	$2,891	$956	$3,847
Property, equipment and other assets	819	—	819
Rental equipment	34,224	—	34,224
Total identifiable assets acquired	37,934	956	38,890
Total identifiable liabilities assumed	(6,011)	(1,596)	(7,607)
Total net assets	31,923	(640)	31,283
Goodwill	8,685	(41)	8,644
Intangible assets	11,027	—	11,027
Net assets acquired (purchase price)	51,635	(681)	50,954
Less: cash acquired	(1,122)	—	(1,122)
Net cash paid	$50,513	$(681)	$49,832
Since January 14, 2022, HiRail has generated $16.9 million of revenue and $2.6 million of pre-tax income, which are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2022. Costs and expenses related to the acquisition were expensed as incurred and were not material. Additionally, pro forma information as if the acquisition of HiRail had occurred on January 1, 2021 is not being presented as the information is not considered material to our consolidated financial statements.

Note 4: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Year Ended December 31,
(in $000s)	2022	2021	2020
United States	$1,529,165	$1,148,683	$295,125
Canada	43,921	18,471	5,827
Mexico	—	—	1,787
Total revenue	$1,573,086	$1,167,154	$302,739
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line are presented in the tables below.

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2022			2021			2020
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Rental:
Rental	$444,155	$—	$444,155	$355,658	$—	$355,658	$187,522	$—	$187,522
Shipping and handling	—	19,884	19,884	—	14,409	14,409	—	7,968	7,968
Total rental revenue	444,155	19,884	464,039	355,658	14,409	370,067	187,522	7,968	195,490
Sales and services:
Equipment sales	30,547	951,794	982,341	16,274	679,060	695,334	—	56,632	56,632
Parts and services	13,402	113,304	126,706	6,726	95,027	101,753	—	50,617	50,617
Total sales and services	43,949	1,065,098	1,109,047	23,000	774,087	797,087	—	107,249	107,249
Total revenue	$488,104	$1,084,982	$1,573,086	$378,658	$788,496	$1,167,154	$187,522	$115,217	$302,739
Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue. Parts and services revenue includes $26.1 million and $21.5 million related to services provided to customers for the years ended December 31, 2022 and December 31, 2021, respectively. Services revenue in the year ended December 31, 2020 was not material.
Receivables, Contract Assets and Liabilities
As of December 31, 2022 and December 31, 2021, the Company had receivables related to contracts with customers of $98.0 million and $69.7 million, respectively. As of December 31, 2022 and December 31, 2021, the Company had receivables related to rental contracts and other of $95.1 million and $98.7 million, respectively.
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
The Company’s allowance for credit losses reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are based upon a review of outstanding receivables, the related aging, including specific accounts if deemed necessary, and on the Company’s historical collection experience. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimates reflect changing circumstances, including changes in the economy or in the particular circumstances of individual customers, and, as a result, the Company may be required to increase or decrease its allowance. See Note 2: Summary of Significant Accounting Policies for further information regarding allowance for credit losses.
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of both December 31, 2022 and December 31, 2021, the Company had approximately $3.0 million of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $29.6 million and $32.9 million in deposits as of December 31, 2022 and December 31, 2021, respectively. Of the $32.9 million deposit liability balance as of December 31, 2021, $32.2 million was recorded as revenue during the year ended December 31, 2022 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
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

Note 5: Sales-Type Leases
Revenue from rental agreements qualifying as sales-type leases was as follows:

	Year Ended December 31,
(in $000s)	2022	2021
Equipment sales	$41,525	$16,274
Cost of equipment sales	37,582	16,532
Gross profit (loss)	$3,943	$(258)
As these transactions remained under rental contracts, $21.3 million and $12.7 million for the years ended December 31, 2022 and December 31, 2021, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $12.1 million and $5.9 million for the years ended December 31, 2022 and December 31, 2021, respectively.
The Company’s financing receivables are related to sales-type leases and are collateralized by a security interest in the underlying equipment. As of December 31, 2022 and December 31, 2021 financing receivables, net of unearned income of $0.7 million and $0.4 million, were $38.3 million and $28.6 million, respectively.

Note 6: Inventory
Inventory consisted of the following:

(in $000s)	December 31, 2022	December 31, 2021
Whole goods	$468,557	$326,641
Aftermarket parts and services inventory	128,167	83,901
Inventory	$596,724	$410,542

Note 7: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility. See Note 9: Long-Term Debt. As of December 31, 2022, the Company was in compliance with these covenants.

The amounts owed under floor plan payables are summarized as follows:

(in $000s)	December 31, 2022	December 31, 2021
Trade:
Daimler Truck Financial	$105,447	$46,012
PACCAR Financial Services	31,187	26,702
Trade floor plan payables	$136,634	$72,714
Non-trade:
PNC Equipment Finance, LLC	$293,536	$165,239
Non-trade floor plan payables	$293,536	$165,239
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $12.6 million and $5.2 million for the years ended December 31, 2022 and December 31, 2021, respectively.
Trade Floor Plan Financing:
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) which bears interest at a rate of the Prime plus 0.80% after an initial interest free period of up to 150 days. The total borrowing capacity under the Daimler Facility is $175.0 million. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $75.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.4%. Effective during the first quarter of 2023, the interest rate will be U.S. Prime Rate minus 0.6%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
References to the prime rate in the foregoing agreements represent the rate as published in The Wall Street Journal.
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. As of December 31, 2022, the Loan Agreement provided the Company with a $315.0 million revolving credit facility, which matures on August 25, 2023. The Loan Agreement interest rate at December 31, 2022 and December 31, 2021 was a three-month term secured overnight financing rate (“SOFR”) plus 3.25% and a LIBOR plus 3.05%, respectively.

Note 8: Rental Equipment and Property and Equipment
Rental equipment, net consisted of the following:

(in $000s)	December 31, 2022	December 31, 2021
Rental equipment	$1,360,205	$1,247,375
Less: accumulated depreciation	(476,531)	(413,050)
Rental equipment, net	$883,674	$834,325

Property and equipment, net consisted of the following:

(in $000s)	December 31, 2022	December 31, 2021
Buildings and leasehold improvements	$65,660	$52,418
Vehicles	29,184	17,656
Land and improvements	25,773	20,290
Machinery and equipment	22,224	31,578
Furniture and fixtures	6,321	5,502
Construction in progress	2,981	2,016
Total property and equipment	152,143	129,460
Accumulated depreciation	(30,187)	(20,848)
Property and equipment, net	$121,956	$108,612

Note 9: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
ABL Facility	$437,731	$394,945	6.1%	1.8%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
Notes payable	31,661	32,619	3.1%-5.0%	3.0%-5.0%
Total debt outstanding	1,389,392	1,347,564
Deferred financing fees	(27,686)	(32,945)
Total debt excluding deferred financing fees	1,361,706	1,314,619
Less: current maturities	(6,940)	(6,354)
Long-term debt	$1,354,766	$1,308,265
In connection with the Acquisition and related financing transactions, on April 1, 2021, the Company entered into the ABL Facility and repaid the Custom Truck LP Credit Facility and Nesco’s 2019 Credit Facility as described in Note 3: Business Combinations. Additionally, on April 1, 2021, the Company redeemed all of Nesco’s Senior Secured Notes due 2024 and paid a make-whole premium. The terms of the ABL Facility and 2029 Secured Notes are described below. The financing transactions related to the Acquisition resulted in the recognition of a loss on the extinguishment of debt in the year ended December 31, 2021, comprised of (i) the elimination of unamortized deferred financing fees related to the 2019 Credit Facility and the Senior Secured Notes due 2024 of $8.2 million and, (ii) the payment of the make-whole premium to holders of the Senior Secured Notes due 2024 of $38.5 million. Additionally, prior to the consummation of the Acquisition, on December 3, 2020, the Company entered into a bridge financing commitment that was available to be used to provide a portion of the financing necessary to fund the consideration to be paid pursuant to the terms of the Acquisition. Because the Company entered into the ABL Facility and issued the 2029 Secured Notes, financing under the bridge facility was not used; however, on the Closing Date, the Company paid $15.0 million in fees to the bridge financing parties, which fees are included in loss on extinguishment of debt, in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021.
ABL Facility
In connection with the Acquisition, Buyer, as borrower, and the ABL Guarantors (as defined in the ABL Credit Agreement) entered into the ABL Credit Agreement. The ABL Facility provides for revolving loans, in an amount equal to the lesser of the then-current borrowing base (described below) and the committed maximum borrowing capacity of $750.0 million, with a $75.0 million swingline sublimit, and letters of credit in an amount equal to the lesser of (a) $50.0 million and (b) the aggregate unused amount of commitments under the ABL Facility then in effect. The ABL Facility permits the Buyer to incur additional capacity under the ABL Facility in an aggregate amount equal to the greater of (x) $200.0 million and (y) 60.0% of Consolidated EBITDA (as defined in the ABL Credit Agreement) in additional commitments. As of the Closing Date, Buyer had no commitments from any lender to provide incremental commitments.
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
As of December 31, 2022, borrowing availability under the ABL Facility was $309.4 million, and outstanding standby letters of credit were $2.9 million. Borrowings under the ABL Facility bears interest at a floating rate, which, at Buyer’s election, could be (a) in the case of U.S. dollar denominated loans, either (i) LIBOR plus an applicable margin or (ii) the base rate plus an applicable margin; or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (a) with respect to base rate loans, 0.50% to 1.00% and (b) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
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
The obligations under the ABL Facility are guaranteed by Capitol Investment Merger Sub 2, LLC, Buyer and each of Buyer’s existing and future direct and indirect wholly owned domestic restricted subsidiaries, subject to certain exceptions, as well as certain of Buyer’s material Canadian subsidiaries (the “ABL Guarantors”). The obligations under the ABL Facility and the guarantees of those obligations are secured by (subject to certain exceptions): (i) a first priority pledge by each ABL Guarantor of all of the equity interests of restricted subsidiaries directly owned by such ABL Guarantors (limited to 65% of voting capital stock in the case of foreign subsidiaries owned directly by a U.S. subsidiary and subject to certain other exceptions in the case of non-wholly owned subsidiaries) and (ii) a first priority security interest in substantially all of the ABL Guarantors’ present and after-acquired assets (subject to certain exceptions).
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

2029 Secured Notes
On the Closing Date, the Issuer issued $920.0 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029. The 2029 Secured Notes were issued pursuant to an Indenture, dated as of April 1, 2021, between the Issuer, Wilmington Trust, National Association, as trustee and the guarantors party thereto. The Issuer pays interest on the 2029 Secured Notes semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021. Unless earlier redeemed, the 2029 Secured Notes will mature on April 15, 2029.
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
Notes Payable
Our notes payable require the Company to pay monthly and quarterly interest payments and have maturities through 2026. Notes payable include (i) debt assumed from the Acquisition related to borrowings for facilities renovations and to support general business activities, (ii) notes payable related to past businesses acquired, and (iii) term loans. Subsequent to the Acquisition, the Company consolidated certain notes payable assumed from the Acquisition into a $23.9 million loan agreement with Security Bank of Kansas City (“SBKC”) that bears interest at a rate of 3.125% per annum, and a $3.5 million loan agreement with SBKC that bears interest at a rate of 3.5% per annum.
Debt Maturities
As of December 31, 2022, the principal payments of debt outstanding over the next five years and thereafter were as follows:

(in $000s)	Notes Payable	Long-Term Debt
2023	$6,940	$—
2024	1,080	—
2025	1,117	—
2026	22,524	437,731
2027	—	—
Thereafter	—	920,000
Total	$31,661	$1,357,731
Less unamortized discount and issuance costs	—	(27,686)
	$31,661	$1,330,045
2023 Credit Facility
On January 13, 2023, the Company entered into a new credit agreement allowing for borrowings of up to $18.0 million (the “2023 Credit Facility”). Proceeds from the credit agreement were used to finance a portion of the Company’s acquisition of real property from a related party in December 2022, see Note 20: Related Parties for further information. A portion of the loan proceeds will be used to finance improvements to the property. In connection with entering into the agreement, the Company received proceeds of $13.7 million with the ability to draw an additional $4.2 million upon completion of certain construction milestones. Borrowings bear interest at a fixed rate of 5.75% per annum and are required to be repaid monthly in an amount of approximately $0.1 million with a balloon payment due on the maturity date of January 13, 2028. Borrowings are secured by the real property and improvements.

Note 10: Leases as Lessee
The Company adopted Topic 842 on January 1, 2021, using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the year ended December 31, 2020 and continues to be reported under the accounting standards in effect for that year (e.g., under Topic 840).
The Company’s operating lease agreements primarily consist of real estate property, such as warehouses and office buildings, in addition to personal property, such as vehicles and equipment. The majority of the Company’s lease arrangements are comprised of fixed payments and a limited number of these arrangements include a variable payment component based on certain index fluctuations. The Company also leases certain rental equipment under master lease agreements, which are classified as finance leases. The master lease agreements are typically for a five-year period, at the end of which the Company is entitled to return or purchase the equipment, or extend the life of the lease.

Components of Lease Expense
The components of lease expense are as follows:

	Year Ended December 31,
(in $000s)	2022	2021
Operating lease cost	$7,659	$6,969
Finance lease cost:
Amortization of lease assets	1,820	2,973
Interest on lease liabilities	1,189	1,431
Short-term lease cost	1,472	3,690
Sublease income	(1,730)	(5,383)
Total lease cost	$10,410	$9,680
Supplemental Cash Flow Information
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(in $000s)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$7,855	$6,969
Operating cash outflows - interest payments on finance leases	$1,189	$1,431
Finance cash outflows - payments on finance lease obligations	$3,955	$5,223
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$3,761	$1,809
(1) Includes lease extension and option exercises.
Supplemental Balance Sheet Information
Supplemental balance sheet information related to leases is as follows:

(in $000s)	December 31, 2022	December 31, 2021
Finance leases
Property and equipment	$4,362	$3,535
Accumulated depreciation	(1,089)	(95)
Property and equipment, net	$3,273	$3,440

Rental equipment	$11,370	$18,715
Accumulated depreciation	(6,610)	(8,056)
Rental equipment, net	$4,760	$10,659

Future Maturities and Payment Information
Maturities of lease liabilities as of December 31, 2022 are as follows:

(in $000s)	Operating Leases	Finance Leases
2023	$6,898	$2,047
2024	5,939	3,744
2025	4,796	—
2026	3,918	—
2027	3,121	—
Thereafter	13,981	—
Total lease payments	38,653	5,791
Less: imputed interest	(8,573)	(789)
Total present value of lease liabilities	$30,080	$5,002
The weighted average discount rate under operating and finance leases was 6.0% and 11.6%, respectively, as of December 31, 2022. The weighted average remaining lease term under operating and finance leases was 7.9 years and 1.4 years, respectively, as of December 31, 2022.

Note 11: Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in goodwill by reporting unit:

(in $000s)	ERS	TES	APS	Total
Balance, December 31, 2020	$229,055	$—	$8,997	$238,052
Acquisition of Custom Truck One Source, L.P. (1)	261,607	167,307	28,899	457,813
Balance, December 31, 2021	490,662	167,307	37,896	695,865
Acquisition of HiRail (1)	8,644	—	—	8,644
Currency translation adjustment	(682)	—	—	(682)
Balance, December 31, 2022	$498,624	$167,307	$37,896	$703,827
(1) See Note 3: Business Combinations, for additional information.
Intangible Assets
Intangible assets consisted of the following:

		December 31, 2022		December 31, 2021
(in $000s)	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Trade names	13.2	$180,780	$(46,513)	$180,780	$(28,978)
Customer relationships	11.8	212,351	(42,502)	202,170	(26,173)
Non-compete agreements and other	1.2	535	(519)	538	(497)
Total		$393,666	$(89,534)	$383,488	$(55,648)
Amortization expense associated with the intangible assets noted above was $33.9 million, $40.8 million, and $3.2 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

Amortization Expense
As of December 31, 2022, estimated amortization expense for intangible assets for each of the next five years and thereafter is estimated to be as follows:

(in $000s)	Amortization
2023	$26,760
2024	26,380
2025	26,378
2026	26,377
2027	26,377
Thereafter	171,860
Total estimated future amortization expense	$304,132
NESCO Trade Name
In connection with the Acquisition and the combination of the businesses of Nesco Holdings and Custom Truck LP, the Company’s products and services will no longer be marketed under the “NESCO” brand. Accordingly, management began the process of discontinuing the brand, which includes the use of trade names such as, “NESCO Specialty” and “NESCO Sales and Rentals.” Prior to the Acquisition, the trade name intangible asset was carried as an indefinite-lived intangible asset. As a result of the decommissioning of the brand, the Company determined that the trade name intangible asset should be reclassified to a definite-lived asset. Accordingly, the intangible asset was amortized over a 12-month period, which was the estimated remaining period of economic benefit to the Company. As of December 31, 2022, the trade name was fully amortized.

Note 12: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of Common Stock outstanding. Diluted net earnings (loss) per share includes the effects of potentially dilutive shares of Common Stock, if dilutive. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation. Our potentially dilutive shares aggregated 26.7 million, 24.4 million, and 27.7 million for years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively, were not included in the computation of diluted earnings (loss) per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.
The following tables set forth the computation of basic and dilutive earnings (loss) per share:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
(in $000s, except per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$38,905	247,152	$0.16	$(181,501)	241,370	$(0.75)	$(21,277)	49,065	$(0.43)
Dilutive common share equivalents	—	553		—	—		—	—
Diluted earnings (loss) per share	$38,905	247,705	$0.16	$(181,501)	241,370	$(0.75)	$(21,277)	49,065	$(0.43)

Note 13: Equity
Preferred Stock
As of both December 31, 2022 and December 31, 2021, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of both December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock
As of December 31, 2022 and December 31, 2021, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing for the repurchase of up to $30 million of the Company’s ordinary common shares. During the year ended December 31, 2022, the Company repurchased approximately 1.7 million shares of its common stock, which are held in treasury, for a total of $10.5 million, including an accrual of $0.2 million and also commission fees for the repurchase of its common stock.
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

Note 14: Share-Based Compensation
On July 8, 2021, the Company's stockholders approved the Amended and Restated 2019 Omnibus Incentive Plan, which increased the total authorized shares of Common Stock to 14,650,000 (the “Plan”). The purpose of the Plan is to provide the Company and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity-based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards. The Plan provides for share recycling whereby shares underlying expired, lapsed or terminated awards, as well as shares surrendered, repurchased, redeemed, or canceled without having been fully exercised or forfeited in a manner that results in the Company acquiring shares covered by the award, are available for award grants under the Plan. At December 31, 2022, there were approximately 1.4 million shares in the share reserve still available for issuance.
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and deferred compensation. Compensation expense for equity awards recognized in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) was $12.3 million, $17.3 million and $2.4 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.
Restricted Stock Units and Performance Stock Units
Restricted and performance stock awards vest over a period of one to four years. Performance stock awards may be based on the achievement of specific financial performance metrics and market conditions. Awards based strictly on time-based vesting are valued at the market price on the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility (based on the weighted-average combination of the Company’s historic volatility and of the implied volatility of a group of the Company’s peers), risk-free rates of return, and correlation matrix. Restricted and performance stock awards are generally forfeitable in the event of terminated employment prior to vesting.

The following table summarizes the Company’s RSU and PSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	656,666	$6.98
Granted	867,838	$2.76
Forfeited/cancelled/expired	(219,412)	$6.37
Vested	(127,500)	$6.98
Outstanding, December 31, 2020	1,177,592	$4.05
Granted	4,362,692	$7.70
Forfeited/cancelled/expired	(24,919)	$2.19
Vested	(998,898)	$4.39
Outstanding, December 31, 2021	4,516,467	$7.51
Granted	4,334,217	$5.53
Forfeited/cancelled/expired	(449,189)	$7.81
Vested	(897,877)	$7.54
Outstanding, December 31, 2022	7,503,618	$6.34
At December 31, 2022, unrecognized compensation expense related to these awards was $33.5 million and is expected to be recognized over a remaining period of approximately 4.0 years.
Stock Options
The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding stock options, December 31, 2019	1,513,334	$9.60
Granted	1,297,076	$3.70
Exercised	—	$—
Forfeited/cancelled/expired	(418,494)	$9.45
Outstanding stock options, December 31, 2020	2,391,916	$6.43
Granted	—	$—
Exercised	(502,761)	$4.99
Forfeited/cancelled/expired	(7,956)	$3.85
Outstanding stock options, December 31, 2021	1,881,199	$6.82
Granted	—	$—
Exercised	(48,815)	$4.00
Forfeited/cancelled/expired	(11,692)	$4.15
Outstanding stock options, December 31, 2022	1,820,692	$6.92
At December 31, 2022, unrecognized compensation expense related to stock options was not material and the Company made no grants of options in the years ended December 31, 2022 and 2021. As of December 31, 2022, the total intrinsic value of stock options outstanding and currently exercisable was $2.4 million.
The following table presents the options outstanding and options exercisable by exercise price with the weighted-average remaining contractual life for the options outstanding and the weighted-average exercise price at December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding at December 31, 2022	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Grant Date Fair Value	Options Exercisable at December 31, 2022	Weighted Average Grant Date Fair Value
$3.49 - $10.00	1,820,692	3.03	$2.36	1,787,361	$2.39

Note 15: Fair Value Measurements
FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
December 31, 2022
ABL Facility	$437,731	$—	$437,731	$—
2029 Secured Notes	920,000	—	814,200	—
Other notes payable	31,661	—	31,661	—
Derivative and warrant liabilities	3,012	—	—	3,012

December 31, 2021
ABL Facility	$394,945	$—	$394,945	$—
2029 Secured Notes	920,000	—	949,900	—
Other notes payable	32,619	—	32,619	—
Derivative and warrant liabilities	24,164	—	2,388	21,776
The carrying amounts of the ABL Facility and other notes payable approximated fair value as of December 31, 2022 and December 31, 2021 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers. The Level 3 fair value presented above consists of the fair value of the Non-Public Warrants (as defined in Note 16: Financial Instruments). The Company estimated the fair value using the Black-Scholes option-pricing model based on the market value of the underlying Common Stock, the remaining contractual term of the warrants, risk-free interest rates and expected dividends, and expected volatility of the price of the underlying Common Stock. The changes in the fair value of the derivative and warrant liabilities are recorded in Financing and other expense (income) in the Consolidated Statements of Operations and Comprehensive Income (Loss) and cash flow from operating activities in the Consolidated Statements of Cash Flows.

Note 16: Financial Instruments
In the normal course of business and from time to time, the Company may use various financial instruments, including derivative instruments, to manage the risks associated with interest rate exposure. The Company does not intend to use any of these financial instruments for trading or speculative purposes.
Warrants
During the years ended December 31, 2022 and December 31, 2021, the Company recorded a change in fair value of Non-Public Warrants of approximately $(18.6) million and $10.8 million, respectively, in Financing and other expense (income) in its Consolidated Statements of Operations and Comprehensive Income (Loss) related to the change in fair value Non-Public Warrants.
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
The Warrants provide for the purchase of approximately 20.9 million shares of the Company’s Common Stock. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to certain adjustments. The Warrants are currently exercisable and terminate on the earlier to occur of (i) July 31, 2024, and (ii) the redemption date. The Company may redeem the Public Warrants at a price of $0.01 per Public Warrant upon providing 30-days’ notice, only in the event that the last sale price of the Common Stock is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company elects to redeem the Public Warrants as described above, the Public Warrant may be exercised on a “cashless basis.” The redemption rights do not apply to the Non-Public Warrants if, at the time of the redemption, such Non-Public Warrants continue to be held by the initial holders as of July 31, 2019, or their affiliates or permitted transferees; however, once such Non-Public Warrants are transferred (other than to an affiliate or permitted transferee), the Company may redeem those Non-Public Warrants that have been transferred in a manner similar to any Public Warrants.
The Public Warrants are accounted for as freestanding equity-classified instruments because the Company has the ability to settle with holders of the Public Warrants either by net-share or physical settlement. Because the Non-Public Warrants do not meet the “indexed to the entity’s stock” condition, the Non-Public Warrants are accounted for as a derivative liability and remeasured at their estimated fair value each period. The change in fair value each period is reported in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 17: Income Taxes
We are subject to taxation in all jurisdictions in which we operate within the United States and Canada. Substantially all of our income before income taxes for all periods presented is U.S. sourced. The provision for income tax expense (benefit), including the amount of domestic and foreign loss before taxes, is as follows:

	Year Ended December 31,
(in $000s)	2022	2021	2020
Components of income (loss) before tax:
Domestic	$44,214	$(180,669)	$(49,096)
Foreign	2,518	3,593	(2,255)
Total income (loss) before tax	46,732	(177,076)	(51,351)
Current tax expense (benefit):
Federal	—	—	(1,393)
Foreign	161	320	61
State	772	242	66
Total current tax expense (benefit)	933	562	(1,266)
Deferred tax expense (benefit):
Federal	6,262	(33,415)	(9,179)
Foreign	(1,829)	826	—
State	4,963	(9,507)	(1,786)
Total deferred tax expense (benefit)	9,396	(42,096)	(10,965)
Expense (benefit) from change in valuation allowance	(2,502)	45,959	(17,843)
Total tax expense (benefit)	$7,827	$4,425	$(30,074)
A reconciliation between the federal statutory income tax rate and our actual effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Expected federal statutory income tax rate	21.0%	21.0%	21.0%
Tax effect of differences:
Foreign operations	(3.3)%	(0.3)%	(0.1)%
Share-based payments	(1.0)%	1.0%	(0.2)%
Effect of state income taxes, net of federal income tax benefit	9.8%	5.2%	2.6%
Nondeductible acquisition costs	—%	(0.7)%	—%
Nontaxable income on Warrants (see Note 16)	(8.4)%	(1.3)%	—%
Change in valuation allowance	(3.3)%	(25.8)%	34.7%
Other	1.9%	(1.6)%	0.6%
Effective income tax rate	16.7%	(2.5)%	58.6%
The Company's effective tax rate differs from the U.S. federal statutory tax rate of 21% and is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur.

The components of the deferred tax assets and liabilities are as follows:

(in $000s)	December 31, 2022	December 31, 2021
Deferred tax assets
Accounts receivable	$4,744	$2,703
Inventory	5,602	6,435
Transaction and debt issuance costs	3,964	4,946
Compensation and benefits	6,511	6,067
Net operating loss carryforwards	252,804	241,663
Section 163j interest disallowance carryforwards	39,344	21,283
Operating lease liabilities	7,548	8,731
Foreign tax credits, accrued expenses, and other	1,547	455
Total deferred tax assets	322,064	292,283
Less: valuation allowance	(78,600)	(84,577)
Total deferred tax assets, net	243,464	207,706

Deferred tax liabilities
Financing receivable	(9,415)	(3,466)
Rental equipment and other property and equipment	(208,108)	(173,522)
Goodwill and other intangibles	(46,394)	(36,825)
Operating lease assets	(7,388)	(8,647)
Prepaid expenses and other items	(1,245)	(867)
Total deferred tax liabilities	(272,550)	(223,327)
Net deferred tax asset (liability)	$(29,086)	$(15,621)

As a result of the Acquisition, the Company expects to be able to amortize for U.S. tax purposes, a portion of the goodwill recognized from the Acquisition. For U.S. income taxes, the Acquisition was partly a taxable acquisition and partly a non-taxable acquisition. Accordingly, the taxable component is expected to give rise to increases in the tax bases for a portion of the net assets acquired, while the non-taxable component will result in a carryforward of pre-acquisition tax bases (referred as, “carryover basis”) for a portion of the net assets acquired. The differential between the fair values of the assets acquired and the carryover basis has been recognized as a net deferred tax liability as of the Closing Date (see Note 3: Business Combinations). Additionally, certain federal and state net operating loss and interest expense carryforwards were acquired in the Acquisition and the utilization of these is subject to limitations prescribed by U.S. Internal Revenue Code Section 382 (“Section 382”). The aforementioned net deferred tax liabilities recognized in connection with the assignment of the purchase price from the Acquisition include deferred tax assets from the tax deduction carryforwards, and were reduced by a valuation allowance as of the Closing Date. The acquisition of HiRail did not give rise to any increase in the tax bases acquired in the acquisition and the Company has reflected the carryover tax bases of the net assets acquired. There is no tax basis in amortizable goodwill related to the HiRail acquisition.
We record a valuation allowance against deferred tax assets when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance primarily relates to federal and state net operating loss carryforwards, as well as disallowed interest expense deduction carryforwards. While the Acquisition resulted in a significant increase in deferred tax liabilities, these tax liabilities, which give rise to future taxable income against which tax carryforwards may be applied, are subject to limitations. Federal and state income tax limitation rules are expected to limit the application of our carryforwards and, accordingly, we record a valuation allowance to reduce our deferred tax assets to amounts expected to be realized.
The following presents changes in the valuation allowance:

	Year Ended December 31,
(in $000s)	2022	2021	2020
Valuation allowance - beginning of year	$(84,577)	$(16,542)	$(34,385)
Assigned in purchase accounting (see Note 3)	3,475	(22,076)	—
Charged to benefit (expense)(a)	2,502	(45,959)	17,843
Valuation allowance - end of year	$(78,600)	$(84,577)	$(16,542)
(a) Charged to benefit (expense) during the year ended December 31, 2021 includes a reduction to the allowance of approximately $9.1 million related to federal and state disallowed interest expense deduction carryforwards, offset by additional valuation allowance related to tax losses generated in the year, resulting in net income tax expense of $4.4 million.

As discussed above, the Company acquired certain federal and state net operating loss and interest expense carryforwards in connection with the Acquisition, the utilization of which is subject to limitations prescribed by Section 382. Accordingly, a portion of the carryforwards is expected to expire prior to being utilized. As of December 31, 2022, we had net operating loss carryforwards of approximately $1,067.0 million for U.S. federal income tax purposes and $513.4 million for state income tax purposes. As of December 31, 2021, we had net operating loss carryforwards of approximately $1,035.6 million for U.S. federal income tax purposes and $447.1 million for state income tax purposes. The net operating loss carryforwards expire at various dates commencing during 2031 through 2037 for U.S. federal income tax purposes and 2023 through 2042 for state income tax purposes.

Note 18: Concentration Risks
Concentration of Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with federally insured financial institutions and may maintain deposits in excess of financial insured limits. However, we believe that we are not exposed to significant credit risks due to the financial position of the depository institutions in which our deposits are held. No customer accounted for more than 10% of consolidated revenues during the years ended December 31, 2022, December 31, 2021, and December 31, 2020. Five customers, collectively, accounted for 11.7% of consolidated revenue in 2022. No customer accounted for more than 3% of consolidated revenue in 2021 and three customers, collectively, accounted for 11.1% of consolidated revenue in 2020.
Vendor Concentrations
In 2022, one vendor accounted for approximately 16% of purchases, primarily related to booms, lifts and parts, and the top five vendors accounted for approximately 41% of purchases. In both 2021 and 2020, no vendor accounted for more than 10.0% of purchases and in 2020 three vendors, collectively, accounted for more than 10.0% of purchases.

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
Rentals and Sales — The Company rents and sells equipment and provides services to R&M Equipment Rental, a business partially owned by members of the Company’s management. The Company also rents equipment and purchases inventory from R&M Equipment Rental. During the year ended December 31, 2021, the Company purchased approximately $19.4 million in rental equipment from R&M Equipment Rental.
Prior to August 1, 2022, Energy Capital Partners (“ECP”), a stockholder of the Company, and their affiliates had ownership interests in PLH Group, Inc., which was a customer of the Company.
The PIPE Investors, as described in Note 3: Business Combinations, included certain members of management and directors of the Company, which persons purchased approximately 1.4 million shares of the Company’s common stock at a price of $5.00 per share, during the year ended December 31, 2021.
Facilities Leases and Other — The Company has leased certain facilities, as well as purchased aircraft charter services, from entities owned by members of the Company’s management and their immediate families. Lease and charter services payments related to these transactions are immaterial. Rent and air travel expenses are recorded in selling, general, and administrative expenses. In December 2022, the Company terminated the lease agreements and purchased the facilities and land from these related parties for a purchase price of approximately $15.4 million.
Management Fees — The Company entered into the Corporate Advisory Services Agreement with Platinum effective as of the Closing Date, under which management fees are payable to Platinum quarterly. The management fees are recorded in transaction expenses and other in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
A summary of the transactions with the foregoing related parties included in the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Year Ended December 31,
(in $000s)	2022	2021	2020
Total revenues from transactions with related parties	$33,816	$23,251	$9,181
Expenses incurred from transactions with related parties included in cost of revenue	$2,318	$1,687	$—
Expenses incurred from transactions with related parties included in operating expenses	$6,103	$4,283	$—
Amounts receivable from/payable to related parties included in the Consolidated Balance Sheets are as follows:

(in $000s)	December 31, 2022	December 31, 2021
Accounts receivable from related parties	$5,053	$5,145
Accounts payable to related parties	$36	$26

Note 21: Segments
Our operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on gross profit. The accounting policies of the reportable segments are consistent with those described in Note 2: Summary of Significant Accounting Policies to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. We manage the business in three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). The segment operations are described in Note 1: Business and Organization to these financial statements. The revenue by geography is disclosed in Note 4: Revenue. Segment information is presented below.

The Company’s segment results are presented in the tables below:

	Year Ended December 31,
	2022
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$449,108	$—	$14,931	$464,039
Equipment sales	212,146	770,195	—	982,341
Parts and services	—	—	126,706	126,706
Total revenue	661,254	770,195	141,637	$1,573,086
Cost of revenue:
Rentals/parts and services	106,598	—	105,185	211,783
Equipment sales	158,167	647,685	—	805,852
Depreciation of rental equipment	167,962	—	3,741	171,703
Total cost of revenue	432,727	647,685	108,926	1,189,338
Gross profit	$228,527	$122,510	$32,711	$383,748

	Year Ended December 31,
	2021
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$354,557	$—	$15,510	$370,067
Equipment sales	105,435	589,899	—	695,334
Parts and services	—	—	101,753	101,753
Total revenue	459,992	589,899	117,263	1,167,154
Cost of revenue:
Rentals/parts and services	94,644	—	86,943	181,587
Equipment sales	90,420	528,024	—	618,444
Depreciation of rental equipment	151,954	—	5,156	157,110
Total cost of revenue	337,018	528,024	92,099	957,141
Gross profit	$122,974	$61,875	$25,164	$210,013

	Year Ended December 31,
	2020
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$179,933	$—	$15,557	$195,490
Equipment sales	31,533	25,099	—	56,632
Parts and services	—	—	50,617	50,617
Total revenue	211,466	25,099	66,174	302,739
Cost of revenue:
Rentals/parts and services	56,140	—	44,217	100,357
Equipment sales	25,615	21,792	—	47,407
Depreciation of rental equipment	74,376	—	4,156	78,532
Total cost of revenue	156,131	21,792	48,373	226,296
Gross profit	$55,335	$3,307	$17,801	$76,443
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

Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated loss before income taxes:

	Year Ended December 31,
(in $000s)	2022	2021	2020
Gross Profit	$383,748	$210,013	$76,443
Selling, general and administrative expenses	210,868	155,783	46,409
Amortization	33,940	40,754	3,153
Non-rental depreciation	9,414	3,613	95
Transaction expenses and other	26,218	51,830	9,538
Loss on extinguishment of debt	—	61,695	—
Interest expense, net	88,906	72,843	63,200
Financing and other expense (income)	(32,330)	571	5,399
Income (Loss) Before Income Taxes	$46,732	$(177,076)	$(51,351)

The following table presents total assets by country:

(in $000s)	December 31, 2022	December 31, 2021
Assets:
United States	$2,830,958	$2,653,058
Canada	107,254	30,708
	$2,938,212	$2,683,766

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weakness in our internal control over financial reporting described below.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (“COSO”) in Internal Control-Integrated Framework. Management’s assessment did not include the internal controls of Hi-Rail Leasing Inc., which is included in the Company’s 2022 consolidated financial statements and constituted 2% of the Company’s total assets as of December 31, 2022 and 1% of the Company’s total revenue for the year then ended.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022, the Company’s internal control over financial reporting was not effective, due to the material weakness described below.
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
During the fourth quarter ended December 31, 2021, we identified control deficiencies related to overall ITGCs for both user access and program change-management for systems supporting all of the Company’s internal control processes and controls, controls over the completeness and accuracy of information used in business process controls and management review controls.

Our business process controls (automated and manual) and management review controls were also deemed ineffective because they are adversely impacted by ineffective ITGCs. These control deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that may not be prevented or detected.
Accordingly, these deficiencies constitute a material weakness. The material weakness did not result in any identified misstatements to our consolidated financial statements, and there were no changes to previously released financial results. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an adverse report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.
(c) Remediation of the Material Weakness in Internal Control Over Financial Reporting
During the third quarter ended September 30, 2021, we identified a material weakness in the design and operation of information technology general controls (“ITGCs”) related to an enterprise resource planning (“ERP”) system that supports the processes related to the preparation of our consolidated financial statements. Specifically, we did not maintain adequate control over user access to the ERP system to ensure appropriate segregation of duties and to restrict access to financial applications and data to appropriate Company personnel. As of December 31, 2022, we are no longer processing or maintaining financial information within this ERP system.
The Company is in the process of implementing changes associated with the design, implementation, and monitoring information technology general controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes to ensure that internal controls are designed and operating effectively. We are also establishing controls to ensure appropriate authorization of new user access requests, including performance of routine reviews of user access, and controls over program-change management. Additionally, management is in the process of enhancing relevant process level controls that are relevant to the preparation of consolidated financial statements. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
(d) Changes to Internal Control over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Custom Truck One Source, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Custom Truck One Source, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Custom Truck One Source, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the design and operation of controls related to:
Not fully designing, implementing and monitoring general information technology controls including user access and program change-management, for systems supporting all of the Company’s internal control processes, controls over the completeness and accuracy of information used in business process and management review controls. Business process controls (automated and manual) and management review controls were also deemed ineffective because they are adversely impacted by ineffective ITGCs. These control deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that may not be prevented or detected.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hi-Rail Leasing, Inc., which is included in the 2022 consolidated financial statements of Custom Truck One Source, Inc. and constituted 2% of total assets as of December 31, 2022 and 1% of revenues for the year then ended. Our audit of internal control over financial reporting of Custom Truck One Source, Inc. also did not include an evaluation of the internal control over financial reporting of Hi-Rail Leasing, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the two years ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15 (a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 14, 2023, which expressed an unqualified opinion thereon.
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
March 14, 2023

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
We maintain a Code of Ethics and Conducts applicable to all of our executive officers, directors and employees, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. This code is publicly available on our website at https://investors.customtruck.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at https://investors.customtruck.com or in a Current Report on Form 8-K filed with the SEC.
The remaining information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before May 1, 2023.

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before May 1, 2023.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before May 1, 2023.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before May 1, 2023.

Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before May 1, 2023.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)     Financial Statement Schedule

Condensed Financial Information for Custom Truck One Source, Inc.
for the years ended December 31, 2022, 2021 and 2020

Custom Truck One Source, Inc.
Condensed Parent Company Balance Sheets

(in $000s, except share data)	December 31, 2022	December 31, 2021
Assets
Investment in subsidiaries	$909,757	$890,590
Total Assets	$909,757	$890,590

Liabilities and Stockholders' Deficit
Liabilities
Derivative, warrants and other liabilities	$3,012	$21,605
Deferred income taxes	23,471	15,644
Total long-term liabilities	26,483	37,249

Commitments and contingencies (see Note 5)

Stockholders' Equity (Deficit)
Common stock — 0.0001 par value, 500,000,000 shares authorized, 248,311,104 and 247,358,412 shares issued and outstanding, at December 31, 2022 and 2021, respectively	25	25
Treasury stock, at cost — 2,241,069 and 318,086 shares at December 31, 2022 and December 31, 2021, respectively	(15,537)	(3,020)
Additional paid-in capital	1,516,318	1,503,826
Accumulated other comprehensive loss	(8,947)	—
Accumulated deficit	(608,585)	(647,490)
Total stockholders' equity (deficit)	883,274	853,341
Total Liabilities and Stockholders' Equity (Deficit)	$909,757	$890,590
See accompanying notes to condensed parent company financial statements.

Custom Truck One Source, Inc.
Condensed Parent Company Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in $000s)	2022	2021	2020
Operating Expenses
Selling, general, and administrative expenses	$12,297	$17,313	$2,357
Total operating expenses	12,297	17,313	2,357
Operating Loss	(12,297)	(17,313)	(2,357)

Other Expense (Income)
Equity in net loss (income) of subsidiaries	(40,436)	148,948	48,994
Other expense (income)	(18,593)	10,815	—
Total other expense (income)	(59,029)	159,763	48,994

Income (Loss) Before Income Taxes	46,732	(177,076)	(51,351)
Income Tax Expense (Benefit)	7,827	4,425	(30,074)
Net Income (Loss)	$38,905	$(181,501)	$(21,277)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustment	$(8,947)	$—	$—
Other Comprehensive Income (Loss)	(8,947)	—	—
Comprehensive Income (Loss)	$29,958	$(181,501)	$(21,277)
See accompanying notes to condensed parent company financial statements.

Custom Truck One Source, Inc.
Condensed Parent Company Statements of Cash Flows

	Year Ended December 31,
(in $000s)	2022	2021	2020
Operating Activities
Net cash flow from operating activities	$40,231	$(148,948)	$(48,994)

Investing Activities
Changes in investment in subsidiaries	(28,114)	(727,014)	48,994
Net cash flow from investing activities	(28,114)	(727,014)	48,994

Financing Activities
Proceeds from issuance of common stock	—	883,000	—
Common stock issuance costs	—	(6,386)	—
Share-based payments	(1,838)	(652)	—
Common stock repurchase	(10,279)	—	—
Net cash flow from financing activities	(12,117)	875,962	—

Net Change in Cash	—	—	—
Cash at Beginning of Period	—	—	—
Cash at End of Period	$—	$—	$—
See accompanying notes to condensed parent company financial statements.

Custom Truck One Source, Inc.
Notes to Condensed Parent Company Financial Statements
Note 1: Basis of Presentation
Custom Truck One Source, Inc. (the “Parent”), a Delaware corporation, serves as the parent for its two primary operating companies, Custom Truck One Source, L.P. and NESCO, LLC (the “Subsidiaries”). The Subsidiaries are engaged in the business of providing a range of services and products to customers through sales and rentals of specialty equipment, sales of parts related to the specialty equipment, and repair and maintenance services related to that equipment. On April 1, 2021, the Parent, through its wholly-owned subsidiary, NESCO Holdings II, Inc., acquired Custom Truck One Source, L.P. (the “Acquisition”). In connection with the Acquisition, the Parent issued shares of its common stock to certain investors and in exchange for the member interests of Custom Truck One Source, L.P. Additionally, NESCO Holdings II, Inc. issued new notes payable, proceeds from which were used for the Acquisition, to repay prior indebtedness and to pay transaction expenses. Refer to Note 3: Business Combinations, to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about the Acquisition and related financing transactions.
These parent company condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto of Custom Truck One Source, Inc. included in this Annual Report on Form 10-K. For purposes of these condensed financial statements, the Parent’s wholly owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

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

Note 7: Changes in Stockholders’ Equity (Deficit)
The following table provides a reconciliation of the beginning and ending amounts of total stockholders’ equity (deficit) for the years ended December 31, 2022, 2021, and 2020.

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2019	49,033,903	—	$5	$—	$427,391	$—	$(444,712)	$(17,316)
Net income (loss)	—	—	—	—	—	—	(21,277)	(21,277)
Share-based payments	122,850	—	—	—	2,357	—	—	2,357
Balance, December 31, 2020	49,156,753	—	$5	$—	$429,748	$—	$(465,989)	$(36,236)
Net income (loss)	—	—	—	—	—	—	(181,501)	(181,501)
Share-based payments	1,501,659	(318,086)	—	(3,020)	19,839	—	—	16,819
Warrants liability reclassification (see Note 2)	—	—	—	—	(10,290)	—	—	(10,290)
Shares issued in business combination	196,700,000	—	20	—	1,064,529	—	—	1,064,549
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,503,826	$—	$(647,490)	$853,341
Net income (loss)	—	—	—	—	—	—	38,905	38,905
Other comprehensive loss	—	—	—	—	—	(8,947)	—	(8,947)
Common stock repurchase	—	(1,657,635)	—	(10,483)	—	—	—	(10,483)
Share-based payments	952,692	(265,348)	—	(2,034)	12,492	—	—	10,458
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,516,318	$(8,947)	$(608,585)	$883,274

(b)     Exhibits

Exhibit No.	Description
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

4.2	Form of 5.50% Senior Note due 2029 (included in Exhibit 4.1 hereto) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 2, 2021)
4.3*	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act
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
10.9+
Custom Truck One Source, Inc. Amended and Restated 2019 Omnibus Incentive Plan (filed as Annex A to Custom Truck One Source, Inc.’s Definitive Proxy Statement on Schedule 14A filed June 10, 2021, File No. 001-38186, and incorporated herein by reference)

10.10+
Employment Agreement, dated November 2, 2021, by and between Fred Ross and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 8, 2021)

10.11+
Amended and Restated Employment Agreement, dated December 7, 2022, by and between Fred Ross and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 7, 2022)

10.12+	Form Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on April 2, 2021)
10.13+	Form of Rollover and Contribution Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2020)
10.14†
Common Stock Purchase Agreement, dated as of December 3, 2020, by and between Nesco Holdings, Inc. and PE One Source Holdings, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 4, 2020)

10.15+
Employment Agreement, dated November 2, 2021, by and between Thomas “Smiley” Rich and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K (File No. 001-38186) filed on March 16, 2022)

10.16+
Employment Agreement, dated November 2, 2021, by and between Joe Ross and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K (File No. 001-38186) filed on March 16, 2022)

10.17+
Employment Agreement, dated August 2, 2022, by and between Christopher J. Eperjesy and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38186) filed on August 4, 2022)

10.18+
Amended and Restated Employment Agreement, dated December 7, 2022, by and between Ryan McMonagle and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38186) filed on December 7, 2022)

10.19+
Custom Truck One Source, Inc. 2022 Employee Stock Purchase Plan (filed as Annex A to Custom Truck One Source, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-38186) filed on May 2, 2022, and incorporated herein by reference)

10.20+	Form of Performance Stock Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on November 8, 2022)
10.21+	Form of Amended Performance Stock Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on November 8, 2022)
10.22+	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K (File No. 001-38186) filed on March 16, 2022)
10.23+
Letter Agreement, by and between the Company and Raymond Todd Barrett, dated April 25, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38186) filed on April 26, 2022)

10.24+
Employment Agreement, by and between the Company and Raymond Todd Barrett, dated March 9, 2022 (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K (File No. 001-38186) filed on April 26, 2022)

21.1*	Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Ernst & Young LLP
24.1*	Power of attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	March 14, 2023	/s/ Fred Ross
Fred Ross, Chief Executive Officer

Date:	March 14, 2023	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer

Date:	March 14, 2023	/s/ R. Todd Barrett
R. Todd Barrett, Chief Accounting Officer
POWER OF ATTORNEY
The undersigned directors and officers of CTOS hereby constitute and appoint Fred Ross, Christopher J. Eperjesy, and R. Todd Barrett with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.
In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marshall Heinberg	Chairman of the Board	March 14, 2023
Marshall Heinberg

/s/ Bryan Kelln	Director	March 14, 2023
Bryan Kelln

/s/ David Glatt	Director	March 14, 2023
David Glatt

/s/ David Wolf	Director	March 14, 2023
David Wolf

Name	Title	Date

/s/ Fred Ross	Chief Executive Officer and Director	March 14, 2023
Fred Ross

/s/ Georgia Nelson	Director	March 14, 2023
Georgia Nelson

/s/ Mary Jackson	Director	March 14, 2023
Mary Jackson

/s/ Louis Samson	Director	March 14, 2023
Louis Samson

/s/ Mark Ein	Director	March 14, 2023
Mark Ein

/s/ Paul Bader	Director	March 14, 2023
Paul Bader

/s/ Rahman D’Argenio	Director	March 14, 2023
Rahman D’Argenio

/s/ Christopher J. Eperjesy	Chief Financial Officer	March 14, 2023
Christopher J. Eperjesy

/s/ R. Todd Barrett	Chief Accounting Officer	March 14, 2023
R. Todd Barrett