Form 10-Q
period 2023-03-31
Custom Truck One Source, Inc.
filed 2023-05-09
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
(816) 241-4888
(Registrant’s telephone number, including area code)
_______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CTOS	New York Stock Exchange
Redeemable warrants, exercisable for Common Stock, $0.0001 par value per share	CTOS.WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of common stock outstanding as of May 4, 2023 was 246,086,014.

Custom Truck One Source, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$32,218	$14,360
Accounts receivable, net	167,640	193,106
Financing receivables, net	46,122	38,271
Inventory	714,354	596,724
Prepaid expenses and other	29,462	25,784
Total current assets	989,796	868,245
Property and equipment, net	128,839	121,956
Rental equipment, net	894,557	883,674
Goodwill	703,848	703,827
Intangible assets, net	297,486	304,132
Operating lease assets	28,509	29,434
Other assets	26,348	26,944
Total Assets	$3,069,383	$2,938,212
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$126,041	$87,255
Accrued expenses	70,113	68,784
Deferred revenue and customer deposits	32,360	34,671
Floor plan payables - trade	159,029	136,634
Floor plan payables - non-trade	312,470	293,536
Operating lease liabilities - current	5,220	5,262
Current maturities of long-term debt	5,243	6,940
Current portion of finance lease obligations	852	1,796
Total current liabilities	711,328	634,878
Long-term debt, net	1,394,039	1,354,766
Finance leases	3,142	3,206
Operating lease liabilities - noncurrent	23,932	24,818
Deferred income taxes	29,615	29,086
Derivative, warrants and other liabilities	2,490	3,015
Total long-term liabilities	1,453,218	1,414,891
Commitments and contingencies (see Note 15)
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized, 248,441,588 and 248,311,104 shares issued and outstanding, at March 31, 2023 and December 31, 2022, respectively	25	25
Treasury stock, at cost — 2,427,395 and 2,241,069 shares at March 31, 2023 and December 31, 2022, respectively	(16,736)	(15,537)
Additional paid-in capital	1,524,938	1,521,487
Accumulated other comprehensive loss	(8,605)	(8,947)
Accumulated deficit	(594,785)	(608,585)
Total stockholders' equity	904,837	888,443
Total Liabilities and Stockholders' Equity	$3,069,383	$2,938,212
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in $000s, except per share data)	2023	2022
Revenue
Rental revenue	$118,288	$109,145
Equipment sales	301,290	227,186
Parts sales and services	32,585	30,145
Total revenue	452,163	366,476
Cost of Revenue
Cost of rental revenue	29,899	25,793
Depreciation of rental equipment	40,330	44,964
Cost of equipment sales	246,125	187,278
Cost of parts sales and services	26,148	23,948
Total cost of revenue	342,502	281,983
Gross Profit	109,661	84,493
Operating Expenses
Selling, general and administrative expenses	56,991	53,655
Amortization	6,672	13,335
Non-rental depreciation	2,650	3,047
Transaction expenses and other	3,460	4,648
Total operating expenses	69,773	74,685
Operating Income (Loss)	39,888	9,808
Other Expense
Interest expense, net	29,176	19,156
Financing and other expense (income)	(3,951)	(9,080)
Total other expense	25,225	10,076
Income (Loss) Before Income Taxes	14,663	(268)
Income Tax Expense (Benefit)	863	3,005
Net Income (Loss)	$13,800	$(3,273)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$342	$—
Other Comprehensive Income (Loss)	342	—
Comprehensive Income (Loss)	$14,142	$(3,273)

Net Income (Loss) Per Share:
Basic	$0.06	$(0.01)
Diluted	$0.06	$(0.01)
Weighted-Average Common Shares Outstanding:
Basic (in thousands)	246,049	247,058
Diluted (in thousands)	247,053	247,058
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in $000s)	2023	2022
Operating Activities
Net income (loss)	$13,800	$(3,273)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	52,091	62,500
Amortization of debt issuance costs	2,407	1,326
Provision for losses on accounts receivable	1,872	2,811
Share-based compensation	3,147	3,364
Gain on sales and disposals of rental equipment	(21,320)	(5,420)
Change in fair value of derivative and warrants	(525)	(5,767)
Deferred tax expense	514	2,849
Changes in assets and liabilities:
Accounts and financing receivables	17,161	(33,520)
Inventories	(117,580)	(51,384)
Prepaids, operating leases and other	(4,987)	(4,637)
Accounts payable	35,916	29,869
Accrued expenses and other liabilities	1,328	(5,343)
Floor plan payables - trade, net	22,395	(13,031)
Customer deposits and deferred revenue	(2,313)	(10,115)
Net cash flow from operating activities	3,906	(29,771)
Investing Activities
Acquisition of business, net of cash acquired	—	(50,513)
Purchases of rental equipment	(109,145)	(45,945)
Proceeds from sales and disposals of rental equipment	78,626	49,961
Purchase of non-rental property and cloud computing arrangements	(9,429)	(1,961)
Net cash flow from investing activities	(39,948)	(48,458)
Financing Activities
Proceeds from debt	13,537	75
Share-based payments	228	(6)
Borrowings under revolving credit facilities	35,000	50,000
Repayments under revolving credit facilities	(10,331)	(34,844)
Repayments of notes payable	(2,020)	(1,872)
Finance lease payments	(377)	(2,275)
Repurchase of common stock	(1,122)	—
Acquisition of inventory through floor plan payables - non-trade	187,381	140,126
Repayment of floor plan payables - non-trade	(168,447)	(85,066)
Net cash flow from financing activities	53,849	66,138
Effect of exchange rate changes on cash and cash equivalents	51	—
Net Change in Cash and Cash Equivalents	17,858	(12,091)
Cash and Cash Equivalents at Beginning of Period	14,360	35,902
Cash and Cash Equivalents at End of Period	$32,218	$23,811

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Three Months Ended March 31,
(in $000s)	2023	2022
Supplemental Cash Flow Information
Interest paid	$13,130	$4,865
Income taxes paid	10	—
Non-Cash Investing and Financing Activities
Rental equipment and property and equipment purchases in accounts payable	2,938	—
Rental equipment sales in accounts receivable	621	23,551
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

	Shares		Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,521,487	$(8,947)	$(608,585)	$888,443
Net income (loss)	—	—	—	—	—	—	13,800	13,800
Other Comprehensive Income	—	—	—	—	—	342	—	342
Common stock repurchase	—	(174,744)	—	(1,122)	—	—	—	(1,122)
Share-based payments	130,484	(11,582)	—	(77)	3,451	—	—	3,374
Balance, March 31, 2023	248,441,588	(2,427,395)	$25	$(16,736)	$1,524,938	$(8,605)	$(594,785)	$904,837

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,508,995	$—	$(647,490)	$858,510
Net income (loss)	—	—	—	—	—	—	(3,273)	(3,273)
Share-based payments	102,630	(21,505)	—	(287)	3,559	—	—	3,272
Balance, March 31, 2022	247,461,042	(339,591)	$25	$(3,307)	$1,512,554	$—	$(650,763)	$858,509
See accompanying notes to unaudited condensed consolidated financial statements.

 Custom Truck One Source, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Business and Organization
Organization
Custom Truck One Source, Inc., a Delaware corporation, and its wholly owned subsidiaries (“we,” “our,” “us,” or “the Company”) are engaged in the business of providing a range of products and services to customers through rentals and sales of specialty equipment, rentals and sales of aftermarket parts and services related to the specialty equipment, and repair, maintenance and customization services related to that equipment.
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
Equipment Rental Solutions (“ERS”) Segment
We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end-user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet of the foregoing products.
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
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the accounting policies described below. Our condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires that these Unaudited Condensed Consolidated Financial Statements and most of the disclosures in these Notes be presented on a historical basis, as of or for the current interim period ended or comparable prior period.
The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and the Condensed Consolidated Balance Sheet at December 31, 2022, has been derived from the audited consolidated financial statements of Custom Truck One Source, Inc. at that date. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements, have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other periods. These interim statements should be read in conjunction with the Custom Truck One Source, Inc. audited consolidated financial statements included in the Custom Truck One Source, Inc. Annual Report on Form 10-K for the year ended December 31, 2022.
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
Accounting Pronouncements Recently Adopted
Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This ASU improves the comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination and requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amended guidance specifies for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities, thereby providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU was effective as of January 1, 2023. The Company will apply the guidance in ASU 2021-08 prospectively to any future business combinations occurring on or after the effective date.
Financing receivables. In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326) (“ASU 2022-02”), which requires an entity to disclose current period gross write-offs by year of origination for financing receivables and net investment in leases. Gross write-off information must be included in the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination. The adoption on January 1, 2023 of the ASU had no impact to the Company’s disclosures related to its financing receivables as the Company does not have net investment in leases assets.
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
We monitor ongoing credit exposure through an active review of customer balances against contract terms and due dates. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowances for credit losses reflect the estimate of the amount of receivables that management assesses will be unable to be collected based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease the allowances. We review the adequacy of the allowance on a quarterly basis. The allowance for doubtful accounts is included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Accounts receivable, net consisted of the following:

(in $000s)	March 31, 2023	December 31, 2022
Accounts receivables	$188,040	$212,347
Less: allowance for doubtful accounts	(20,400)	(19,241)
Accounts receivable, net	$167,640	$193,106
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

Assets and Liabilities with Nonrecurring Fair Value Measurements - Certain assets and liabilities are not measured at fair value on an ongoing basis. These assets and liabilities, which include long-lived assets, goodwill, and intangible assets, are subject to fair value adjustment in certain circumstances. From time to time, the fair value is determined on these assets as part of related impairment tests. For certain assets and liabilities acquired in business combinations, we record the fair value as of the acquisition date. Refer to Note 3: Acquisition, for the fair values of assets acquired and liabilities assumed in connection with our business combinations. Other than acquisition adjustments, no adjustments to fair value or fair value measurements were required for non-financial assets and liabilities for all periods presented. See Note 13: Fair Value Measurements for additional information.
Note 3: Acquisition
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
Opening Balance Sheet
The acquisition of HiRail has been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company was required to assign the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of January 14, 2022. The excess of the purchase price over those fair values was recorded as goodwill and was attributable to expanded access to markets for the Company’s product and service offering, synergies, and broader product offerings to existing customers of HiRail. The total purchase price has been assigned to the underlying assets acquired and liabilities assumed based upon their fair values as of January 14, 2022, and the estimated fair values have been recorded based on independent valuations, discounted cash flow analysis, quoted market prices, contributory asset charges, and estimates made by management, which estimates fall under “Level 3” of the fair value hierarchy (as defined in Note 2: Summary of Significant Accounting Policies).
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
HiRail generated $3.8 million of revenue and $1.3 million of pre-tax loss from January 14, 2022 through March 31, 2022, which were included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2022. Costs and expenses related to the acquisition were expensed as incurred and were not material. Additionally, pro forma information as if the acquisition of HiRail had occurred on January 1, 2021 is not being presented as the information is not considered material to the Company’s financial statements.

Note 4: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended March 31,
(in $000s)	2023	2022
United States	$438,278	$356,897
Canada	13,885	9,579
Total revenue	$452,163	$366,476
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three months ended March 31, 2023 and 2022 are presented in the table below.

	Three Months Ended March 31,			Three Months Ended March 31,
	2023			2022
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$112,903	$—	$112,903	$105,135	$—	$105,135
Shipping and handling	—	5,385	5,385	—	4,010	4,010
Total rental revenue	112,903	5,385	118,288	105,135	4,010	109,145
Sales and services:
Equipment sales	17,708	283,582	301,290	12,237	214,949	227,186
Parts and services	4,815	27,770	32,585	2,220	27,925	30,145
Total sales and services	22,523	311,352	333,875	14,457	242,874	257,331
Total revenue	$135,426	$316,737	$452,163	$119,592	$246,884	$366,476
Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
As of March 31, 2023 and December 31, 2022, the Company had receivables related to contracts with customers of $75.8 million and $98.0 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had receivables related to rental contracts and other of $91.9 million and $95.1 million, respectively.
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
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of March 31, 2023 and December 31, 2022, the Company had approximately $2.5 million and $3.0 million, respectively, of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $28.8 million and $29.6 million in deposits as of March 31, 2023 and December 31, 2022, respectively. Of the $29.6 million deposit liability balance as of December 31, 2022, $23.0 million was recorded as revenue during the three months ended March 31, 2023 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
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
Note 5: Sales-Type Leases
Revenue from sales-type leases was as follows:

	Three Months Ended March 31,
(in $000s)	2023	2022
Equipment sales	$24,172	$12,237
Cost of equipment sales	23,225	10,370
Gross profit (loss)	$947	$1,867
As these transactions remained under rental contracts, $7.2 million and $5.3 million for the three months ended March 31, 2023 and 2022, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $3.4 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively.
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

(in $000s)	March 31, 2023	December 31, 2022
Whole goods	$585,218	$468,557
Aftermarket parts and services inventory	129,136	128,167
Inventory	$714,354	$596,724
Note 7: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility. As of March 31, 2023, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows (in thousands):

(in $000s)	March 31, 2023	December 31, 2022
Trade:
Daimler Truck Financial	$113,916	$105,447
PACCAR Financial Services	45,113	31,187
Trade floor plan payables	$159,029	$136,634
Non-trade:
PNC Equipment Finance, LLC	$312,470	$293,536
Non-trade floor plan payables	$312,470	$293,536
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $6.8 million and $1.7 million for the three months ended March 31, 2023 and March 31, 2022.

Trade Floor Plan Financing:
Daimler Truck Financial
The Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) bears interest at a rate of U.S. Prime plus 0.80% after an initial interest free period of up to 150 days. The total borrowing capacity under the Daimler Facility is $175.0 million. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $75.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Effective during the first quarter of 2023, amounts borrowed against this line of credit incur interest at a rate of U.S. Prime Rate minus 0.6%. Previously, amounts borrowed against this line of credit incur interest at a rate of LIBOR plus 2.4%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice. References to the prime rate in the foregoing agreements represent the rate as published in The Wall Street Journal.
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement as of March 31, 2023, provides the Company with a $315.0 million revolving credit facility, which matures on August 25, 2023 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.25%. The facility was increased from $315.0 million to $370.0 million on April 17, 2023.
Note 8: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	March 31, 2023	December 31, 2022
Rental equipment	$1,367,852	$1,360,205
Less: accumulated depreciation	(473,295)	(476,531)
Rental equipment, net	$894,557	$883,674
Note 9: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
ABL Facility	$462,400	$437,731	6.5%	6.1%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	13,725	—	5.8%	—
Notes payable	29,716	31,661	3.1%-5.0%	3.1%-5.0%
Total debt outstanding	1,425,841	1,389,392
Deferred financing fees	(26,559)	(27,686)
Total debt excluding deferred financing fees	1,399,282	1,361,706
Less: current maturities	(5,243)	(6,940)
Long-term debt	$1,394,039	$1,354,766
As of March 31, 2023, borrowing availability under the ABL Facility was $284.5 million, and outstanding standby letters of credit were $3.1 million.
2023 Credit Facility
On January 13, 2023, the Company entered into a new credit agreement allowing for borrowings of up to $18.0 million (the “2023 Credit Facility”). Proceeds from the credit agreement were used to finance a portion of the Company’s acquisition of real property from a related party in December 2022. A portion of the loan proceeds will be used to finance improvements to the property. In connection with entering into the agreement, the Company received net proceeds of $13.7 million with the ability to draw an additional $4.2 million upon completion of certain construction milestones. Borrowings bear interest at a fixed rate of 5.75% per annum and are required to be repaid monthly in an amount of approximately $0.1 million with a balloon payment due on the maturity date of January 13, 2028. Borrowings are secured by the real property and improvements.
Note 10: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of Common Stock outstanding. Diluted earnings (loss) per share includes the effects of potentially dilutive shares of Common Stock, if dilutive. Our potentially dilutive shares aggregated 30.0 million and 24.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and included warrants, contingently issuable shares, and share-based compensation, and were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive.
The following tables set forth the computation of basic and dilutive earnings (loss) per share:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in $000s, except per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$13,800	246,049	$0.06	$(3,273)	247,058	$(0.01)
Dilutive common share equivalents		1,004			—
Diluted earnings (loss) per share	$13,800	247,053	$0.06	$(3,273)	247,058	$(0.01)
Note 11: Equity
Preferred Stock
As of March 31, 2023 and December 31, 2022, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing for the repurchase of up to $30 million of the Company’s ordinary common shares. During the three months ended March 31, 2023, the Company repurchased approximately 0.2 million shares of its common stock, which are held in treasury, for a total of $1.1 million, including commission fees for the repurchase of its common stock. At March 31, 2023, $18.4 million was available under the stock repurchase program.
Contingently Issuable Shares
NESCO Holdings, LP is a Delaware limited partnership holding shares of our common stock. NESCO Holdings, LP is owned and controlled by Energy Capital Partners, and has the right to receive: (1) up to an additional 1,800,000 shares of common stock through July 31, 2024, in increments of 900,000 shares, if the trading price of the common stock exceeds $13.00 per share or $16.00 per share for any 20 trading days during a 30 consecutive trading day period or if a sale transaction of the Company occurs in which the consideration paid per share to holders of common stock of the Company exceeds $13.00 per share or $16.00 per share, and (2) an additional 1,651,798 shares of common stock if during the seven-year period ending July 31, 2026, the trading price of common stock exceeds $19.00 per share for any 20 trading days during a 30 consecutive trading day period or if a sale transaction of the Company occurs in which the consideration paid per share to holders of common stock exceeds $19.00 per share.
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
Share-based compensation expense recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was $3.1 million and $3.4 million for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, there was approximately $29.7 million of total unrecognized compensation cost related to stock-based compensation arrangements under the Amended and Restated 2019 Omnibus Incentive Plan.

Note 13: Fair Value Measurements
The FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
March 31, 2023
ABL Facility	$462,400	$—	$462,400	$—
2029 Secured Notes	920,000	—	805,000	—
2023 Credit Facility	13,725	—	13,725	—
Other notes payable	29,716	—	29,716	—
Warrant liabilities	2,487	—	—	2,487

December 31, 2022
ABL Facility	$437,731	$—	$437,731	$—
2029 Secured Notes	920,000	—	814,200	—
Other notes payable	31,661	—	31,661	—
Warrant liabilities	3,012	—	—	3,012
The carrying amounts of the ABL Facility and other notes payable approximated fair value as of March 31, 2023 and December 31, 2022 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers. The Level 3 fair value presented above consists of the fair value of the Non-Public Warrants. The Company estimated the fair value using the Black-Scholes option-pricing model based on the market value of the underlying Common Stock, the remaining contractual term of the warrant, risk-free interest rates and expected dividends, and expected volatility of the price of the underlying Common Stock. The changes in the fair value of the warrant liabilities are recorded in Financing and other expense (income) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.
Note 14: Income Taxes
We are subject to income taxes primarily in the U.S. and Canada. Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur. These discrete items may not be consistent from year to year. As a result of acquisitions and other transactions that have resulted in changes in control, certain of our federal and state net operating loss and interest expense carryforwards (collectively, “Carryforward Assets”) are subject to limitations prescribed by U.S. Internal Revenue Code Section 382 (“Section 382”) and similar rules in state and local taxing jurisdictions. We record a valuation allowance against deferred tax assets, including Carryforward Assets, when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized. For interim periods, we estimate our annual effective tax rate, exclusive of discrete items, which is derived primarily by our estimate of our valuation allowance as of the end of our fiscal year. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 differs from the U.S. federal statutory tax rate due to the recording of valuation allowances. We recorded an income tax expense of $0.9 million for the three months ended March 31, 2023 resulting in an effective tax rate of 5.9% compared to an income tax expense of $3.0 million for the comparable prior year period, at a negative effect tax rate of (1121.3)%. The change in the effective tax rate was primarily due to state tax expense recorded during the three month period ended March 31, 2023 as compared to the three month period ended March 31, 2022 and the near break-even pre-tax loss in the three month period ended March 31, 2022 that resulted in an exaggerated effective tax rate.
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
Custom Truck LP’s withholdings of federal excise taxes for each of the four quarterly periods during 2015 are currently under audit by the IRS. The IRS issued an assessment on October 28, 2020 in an aggregate amount of $2.4 million for the 2015 periods, alleging that certain types of sold equipment are not eligible for the Mobile Machinery Exemption set forth in the Internal Revenue Code (the “Code”). An appeal was filed on January 28, 2021. Based on management’s understanding of the facts and circumstances, including the relevant provisions of the Code, and historical precedent, including previous successful appeals of similar assessments in prior years, management does not believe the likelihood of a loss resulting from the IRS assessment to be probable at this time.
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
Management Fees — The Company entered into the Corporate Advisory Services Agreement with Platinum effective in April 2021, under which management fees are payable to Platinum quarterly. The management fees are recorded in transaction expenses and other in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended March 31,
(in $000s)	2023	2022
Total revenues from transactions with related parties	$8,455	$7,851
Expenses incurred from transactions with related parties included in cost of revenue	$358	$1,297
Expenses incurred from transactions with related parties included in operating expenses	$1,395	$1,631
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	March 31, 2023	December 31, 2022
Accounts receivable from related parties	$2,280	$7,813
Accounts payable to related parties	$199	$1,475
Note 17: Segments
Our operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on gross profit. The accounting policies of the reportable segments are consistent with those described in Note 2: Summary of Significant Accounting Policies to the condensed consolidated financial statements. Intersegment sales and any related profits are eliminated in consolidation. We manage the business in three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). The segment operations are described in Note 1: Business and Organization to these financial statements.
The Company’s segment results are presented in the tables below:

	Three Months Ended March 31,
	2023
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$113,784	$—	$4,504	$118,288
Equipment sales	92,136	209,154	—	301,290
Parts and services	—	—	32,585	32,585
Total revenue	205,920	209,154	37,089	452,163
Cost of revenue:
Rentals/parts and services	29,060	—	26,987	56,047
Equipment sales	71,081	175,044	—	246,125
Depreciation of rental equipment	39,512	—	818	40,330
Total cost of revenue	139,653	175,044	27,805	342,502
Gross profit	$66,267	$34,110	$9,284	$109,661

	Three Months Ended March 31,
	2022
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$105,561	$—	$3,584	$109,145
Equipment sales	59,353	167,833	—	227,186
Parts and services	—	—	30,145	30,145
Total revenue	164,914	167,833	33,729	366,476
Cost of revenue:
Rentals/parts and services	24,791	—	24,950	49,741
Equipment sales	43,230	144,048	—	187,278
Depreciation of rental equipment	43,966	—	998	44,964
Total cost of revenue	111,987	144,048	25,948	281,983
Gross profit	$52,927	$23,785	$7,781	$84,493
Total assets by operating segment are not disclosed herein because asset by operating segment data is not reviewed by the chief operating decision-maker (“CODM”) to assess performance and allocate resources.
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated income (loss) before income taxes:

	Three Months Ended March 31,
(in $000s)	2023	2022
Gross Profit	$109,661	$84,493
Selling, general and administrative expenses	56,991	53,655
Amortization	6,672	13,335
Non-rental depreciation	2,650	3,047
Transaction expenses and other	3,460	4,648
Interest expense, net	29,176	19,156
Financing and other expense (income)	(3,951)	(9,080)
Income (Loss) Before Income Taxes	$14,663	$(268)
The following table presents total assets by country:

(in $000s)	March 31, 2023	December 31, 2022
Assets:
United States	$2,950,122	$2,830,958
Canada	119,261	107,254
	$3,069,383	$2,938,212

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
•increases in price of fuel or freight;
•regulatory technological advancement, or other changes in our core end-markets may affect our customers’ spending;
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
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. See “Risk Factors” in Part I, Item 1A of the Annual Report for the year ended December 31, 2022 and in Part II, Item 1A of this report, for additional risks.

Custom Truck One Source, Inc., a Delaware corporation, and its wholly owned subsidiaries (“we,” “our,” “us,” or “the Company”) are engaged in the business of providing a range of products and services to customers through rentals and sales of specialty equipment, rentals and sales of aftermarket parts and services related to the specialty equipment, and repair, maintenance and customization services related to that equipment.
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
Transaction expenses and other — Transaction expenses and other expense include expenses directly related to the acquisition of businesses. These expenses are comprised of travel and out-of-pocket expenses and legal, accounting and valuation or appraisal fees incurred in connection with pre- and post-closure activities. We include costs and expenses associated with post-acquisition integration activities related to the acquired businesses. Management fees pursuant to the Corporate Advisory Services Agreement with Platinum are also included in this category.
Financing and other expense (income) — Financing and other expense (income) reflects the financing expense (income) associated with sales-type lease activity, foreign currency gains and losses related to our Canadian operations, as well as other miscellaneous gains or losses from non-operating activities. Also included in financing and other expense (income) are the unrealized remeasurement gains and losses related to our redeemable warrants.
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
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of March 31, 2023, this equipment (the “rental fleet”) is comprised of more than 10,000 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end-user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
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
Although management evaluates and present Adjusted EBITDA for the reasons described herein, please be aware that this non-GAAP measure has limitations and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income/loss, earnings/loss per share or any other comparable operating measure prescribed by GAAP. In addition, we may calculate and/or present this non-GAAP financial measure differently than measures with the same or similar names that other companies report, and, as a result, the non-GAAP measure we report may not be comparable to those reported by others.

Results of Operations
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Consolidated Results of Operations

	Three Months Ended
(in $000s)	March 31, 2023	% of revenue	March 31, 2022	% of revenue	$ Change	% change	December 31, 2022	% of revenue
Rental revenue	$118,288	26.2%	$109,145	29.8%	$9,143	8.4%	$127,829	26.3%
Equipment sales	301,290	66.6%	227,186	62.0%	74,104	32.6%	325,746	66.9%
Parts sales and services	32,585	7.2%	30,145	8.2%	2,440	8.1%	33,149	6.8%
Total revenue	452,163	100.0%	366,476	100.0%	85,687	23.4%	486,724	100.0%
Cost of revenue, excluding rental equipment depreciation	302,172	66.8%	237,019	64.7%	65,153	27.5%	317,596	65.3%
Depreciation of rental equipment	40,330	8.9%	44,964	12.3%	(4,634)	(10.3)%	40,803	8.4%
Gross profit	109,661	24.3%	84,493	23.1%	25,168	29.8%	128,325	26.4%
Operating expenses	69,773		74,685		(4,912)		76,677
Operating income (loss)	39,888		9,808		30,080		51,648
Total other expense	25,225		10,076		15,149		20,157
Income (loss) before income taxes	14,663		(268)		14,931		31,491
Income tax expense (benefit)	863		3,005		(2,142)		554
Net income (loss)	$13,800		$(3,273)		$17,073		$30,937
Total Revenue - The increase in total revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to strong customer demand for new equipment and rental equipment, as wells as for parts sales and services record levels of vehicle production. The rental revenue reflects our continued expansion of our rental fleet, higher utilization and pricing gains. Equipment sales increased as the continuing improvement in supply chain challenges allowed for greater order fulfillments and our ability to replenish inventory.
Cost of Revenue, Excluding Rental Equipment Depreciation - The increase in cost of revenue, excluding rental equipment depreciation for the three months ended March 31, 2023, was driven primarily by the increase in new and rental equipment sales volume versus the three months ended March 31, 2022.
Depreciation of Rental Equipment - Depreciation of our rental fleet decreased in the three months ended March 31, 2023 as a result of the higher level of rental equipment sales.
Operating Expenses - Operating expenses decreased in the three months ended March 31, 2023 versus the three months ended March 31, 2022 primarily as a result of the runoff of amortization expense in the first quarter of 2022 associated with a prior trade name intangible asset as well as a reduction in post-acquisition integration activities expenses.
Total Other Expense - Other expense for the three months ended March 31, 2023 increased primarily due to the increase in interest expense from variable rate debt and floor plan financing liabilities. Additionally, other expense for the three months ended March 31, 2022 includes higher mark-to-market income from the private warrants liability (accounted for as a derivative financial instrument) as compared to the three months ended March 31, 2023.
Income Tax Expense (Benefit) - Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur. These discrete items may not be consistent from year to year. [In the three months ended March 31, 2023, discrete items, including derivative mark-to-market adjustments, transaction and integration expenses, coupled with certain tax attribute changes related to real and personal property and subsidiaries in our consolidated group, resulted in an overall effective tax rate in the period of 5.9%. The effect of these items resulted in approximately $0.9 million of tax expense being recognized in the three months ended March 31, 2023.]
Net Income (Loss) - The change in net income (loss) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily the result of gross profit expansion, partially offset by higher interest expense on variable-rate debt and variable-rate floor plan liabilities.

Key Performance Measures
We believe that our operating model, together with our highly variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We also believe that our vertical integration of rental equipment production as the principal supplier of our rental fleet provides us a cost advantage relative to other specialty rental companies. We are able to generate cash flow through our earnings, as well as sales of used and rental equipment. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue. We principally evaluate financial performance based on the following measurements: average OEC on rent, fleet utilization, and OEC on rent yield. We also report sales order backlog related to our customers’ orders for new vocational heavy duty trucks as an indicator of the demand environment for our products. The table below presents these key measures.

	Three Months Ended
(in $000s)	March 31, 2023	March 31, 2022	Change	% Change	December 31, 2022	% Change
Ending OEC	$1,457,870	$1,364,660	$93,210	6.8%	$1,455,820	0.1%
Average OEC on rent	$1,214,300	$1,119,100	$95,200	8.5%	$1,267,600	(4.2)%
Fleet utilization	83.6%	82.5%	1.1%	1.3%	86.3%	(3.1)%
OEC on rent yield	39.6%	39.1%	0.5%	1.3%	39.5%	0.3%
Sales order backlog	$855,049	$586,368	$268,681	45.8%	$754,142	13.4%
Ending OEC - The increase in Ending OEC compared to the three months ended March 31, 2022 was driven by positive net rental fleet additions since the first quarter 2022.
Average OEC on Rent - The increase in Average OEC on rent compared to the three months ended March 31, 2022 was driven by fleet growth and continued strong rental demand.
Fleet Utilization - Fleet utilization increased compared to the three months ended March 31, 2022 as a result of the factors noted above.
OEC on Rent Yield - OEC on Rent Yield increased compared to the three months ended March 31, 2022 as a result of the impact of the favorable pricing environment for our rental products, reflective of strong demand.
Sales Order Backlog - Sales order backlog consists of customer orders placed for customized and stock equipment. The increase in sales order backlog compared to the three months ended March 31, 2022 was driven by continued strong customer demand.

Adjusted EBITDA
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2023, December, 31 2022 and March 31, 2022. As previously noted, Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income (loss), earnings (loss) per share or any other comparable measures prescribed by GAAP.

	Three Months Ended
(in $000s)	March 31, 2023	March 31, 2022	$ Change	% Change	December 31, 2022	% Change
Net income (loss)	$13,800	$(3,273)	$17,073	521.6%	$30,937	(55.4)%
Interest expense	22,363	17,445	4,918	28.2%	21,432	4.3%
Income tax expense (benefit)	863	3,005	(2,142)	71.3%	554	55.8%
Depreciation and amortization	52,090	62,500	(10,410)	(16.7)%	52,362	(0.5)%
EBITDA	89,116	79,677	9,439	11.8%	105,285	(15.4)%
Adjustments:
Non-cash purchase accounting impact (1)	7,199	9,026	(1,827)	(20.2)%	8,268	(12.9)%
Transaction and integration costs (2)	3,460	4,648	(1,188)	(25.6)%	9,026	(61.7)%
Sales-type lease adjustment (3)	2,803	529	2,274	429.9%	1,411	98.7%
Share-based payments (4)	3,147	3,364	(217)	(6.5)%	2,771	13.6%
Change in fair value of derivative and warrants (5)	(525)	(5,767)	5,242	90.9%	(2,277)	(76.9)%
Adjusted EBITDA	$105,200	$91,477	$13,723	15.0%	$124,484	(15.5)%
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our credit agreement.
(2) Represents transaction and process improvement costs related to acquisitions of businesses, including post-acquisition integration costs, which are recognized within operating expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are expenses associated with the integration of acquired businesses. These expenses are presented as adjustments to net income (loss) pursuant to our ABL Credit Agreement.
(3) Represents the adjustment for the impact of sales-type lease accounting for certain leases containing rental purchase options ("RPOs"), as the application of sales-type lease accounting is not deemed to be representative of the ongoing cash flows of the underlying rental contracts. The adjustments are made pursuant to our credit agreement. The components of this adjustment are presented in the table below.

	Three Months Ended
(in $000s)	March 31, 2023	March 31, 2022	December 31, 2022
Equipment sales	$(24,172)	$(12,237)	$(14,518)
Cost of equipment sales	23,225	10,370	14,509
Gross profit	(947)	(1,867)	(9)
Interest (income) expense	(3,428)	(2,888)	(4,303)
Rentals invoiced	7,178	5,284	5,723
Sales-type lease adjustment	$2,803	$529	$1,411
(4) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents the credit to earnings for the change in fair value of the liability for private warrants.

Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended
(in $000s)	March 31, 2023	March 31, 2022	$ Change	% Change	December 31, 2022	$ Change
Rental revenue	$113,784	$105,561	$8,223	7.8%	$123,429	(7.8)%
Equipment sales	92,136	59,353	32,783	55.2%	78,472	17.4%
Total revenue	205,920	164,914	41,006	24.9%	201,901	2.0%
Cost of rental revenue	29,060	24,791	4,269	17.2%	26,735	8.7%
Cost of equipment sales	71,081	43,230	27,851	64.4%	57,504	23.6%
Depreciation of rental equipment	39,512	43,966	(4,454)	(10.1)%	39,836	(0.8)%
Total cost of revenue	139,653	111,987	27,666	24.7%	124,075	12.6%
Gross profit	$66,267	$52,927	$13,340	25.2%	$77,826	(14.9)%
Total Revenue - The increase in total revenue for the ERS segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was driven by an increase in revenues for rental equipment and equipment sales revenue. Continued demand across our infrastructure end-markets coupled with positive net fleet acquisition in the current year resulted in greater levels of fleet utilization.
Cost of Revenue - The increase in total cost of revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was largely due to the increase in cost of equipment sales, resulting from an increase in demand for rental equipment purchases by our customers.
Depreciation - Depreciation of our rental fleet decreased resulting from the higher level of rental equipment sales in the current year.
Gross Profit - The increase in gross profit for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to the increase in rental revenues and equipment sales for the period.
Truck and Equipment Sales (TES) Segment

	Three Months Ended
(in $000s)	March 31, 2023	March 31, 2022	$ Change	% Change	December 31, 2022	% Change
Equipment sales	$209,154	$167,833	$41,321	24.6%	$247,274	(15.4)%
Cost of equipment sales	175,044	144,048	30,996	21.5%	202,887	(13.7)%
Gross profit	$34,110	$23,785	$10,325	43.4%	$44,387	(23.2)%
Equipment Sales - Equipment sales increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the continued supply chain improvements related to the segment's inventory suppliers, which allowed for greater order fulfillments, and sustained strong customer demand.
Cost of Equipment Sales - Cost of equipment sales increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the increase in equipment sales.
Gross Profit - The increase in gross profit for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is reflective of the positive demand and pricing environment for our products.

Aftermarket Parts and Services (APS) Segment

	Three Months Ended
(in $000s)	March 31, 2023	March 31, 2022	$ Change	% Change	December 31, 2022	% Change
Rental revenue	$4,504	$3,584	$920	25.7%	$4,400	2.4%
Parts and services revenue	32,585	30,145	2,440	8.1%	33,149	(1.7)%
Total revenue	37,089	33,729	3,360	10.0%	37,549	(1.2)%
Cost of revenue	26,987	24,950	2,037	8.2%	30,470	(11.4)%
Depreciation of rental equipment	818	998	(180)	(18.0)%	967	(15.4)%
Total cost of revenue	27,805	25,948	1,857	7.2%	31,437	(11.6)%
Gross profit	$9,284	$7,781	$1,503	19.3%	$6,112	51.9%
Total Revenue - Total revenue increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Growth in demand for parts, tools and accessories sales was augmented by increased tools and accessories rentals in the Parts, Tools and Accessories (“PTA”) division.
Cost of Revenue - Cost of revenue increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 commensurate with the increase in volume of parts sales and rental activity.
Gross Profit - The changes in gross profit were due to product and service mix with gross profit margin improving in the first quarter of 2023 compared to the first quarter of 2022.

Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months. As of March 31, 2023, we had $32.2 million in cash and cash equivalents compared to $14.4 million as of December 31, 2022. As of March 31, 2023, we had $462.4 million of outstanding borrowings under our ABL Facility compared to $437.7 million of outstanding borrowing under the ABL Facility as of December 31, 2022.
ABL Facility
As of March 31, 2023, borrowing availability under the ABL Facility was $284.5 million, and outstanding standby letters of credit were $3.1 million. Borrowings under the ABL Facility bears interest at a floating rate, which, at Buyer’s election, could be (a) in the case of U.S. dollar denominated loans, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or (ii) the base rate plus an applicable margin or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (x) with respect to base rate loans, 0.50% to 1.00% and (y) with respect to LIBOR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
2029 Secured Notes
The Company issued $920.0 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes were issued pursuant to an indenture, dated as of April 1, 2021, between the Issuer, Wilmington Trust, National Association, as trustee and the guarantors party thereto (the “Indenture”). The Issuer pays interest on the 2029 Secured Notes semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021. Unless earlier redeemed, the 2029 Secured Notes will mature on April 15, 2029.
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
Floor Plan Financing
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) which bears interest at a rate of Prime plus 0.80% after an initial interest free period of up to 150 days. The total borrowing capacity under the Daimler Facility is $175.0 million. As of March 31, 2023 and March 31, 2022, borrowings on the Daimler Facility were $113.9 million and $39.0 million, respectively. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $75.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Effective during the first quarter of 2023, the interest rate has become U.S. Prime Rate minus 0.6%. Previously, amounts borrowed against this line of credit incur interest at a rate of LIBOR plus 2.4%. As of March 31, 2023 and March 31, 2022, borrowings on the PACCAR line of credit were $45.1 million and $20.7 million, respectively. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
References to the Prime Rate in the foregoing agreements represent the rate as published in the Wall Street Journal.
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. As of March 31, 2023, the Loan Agreement provides the Company with a $315.0 million revolving credit facility, which matures on August 25, 2023 and bears interest at a rate of three-month term SOFR plus 3.25%. As of March 31, 2023 and March 31, 2022, borrowings on the Loan Agreement were $312.5 million and $220.3 million, respectively. The facility was increased from $315.0 million to $370.0 million on April 17, 2023.
Notes Payable
Our notes payable require the Company to pay monthly and quarterly interest payments and have maturities from 2023 through 2026. Notes payable include (i) debt assumed from a past business acquisition related to borrowings for facilities renovations and to support general business activities, (ii) notes payable related to past businesses acquired, and (iii) term loans. The Company consolidated certain notes payable assumed from past business acquisitions into a $23.9 million loan agreement with Security Bank of Kansas City (“SBKC”) that bears interest at a rate of 3.125% per annum, and a $3.5 million loan agreement with SBKC that bears interest at a rate of 3.5% per annum.
2023 Credit Facility
On January 13, 2023, the Company entered into a new credit agreement allowing for borrowings of up to $18.0 million (the “2023 Credit Facility”). Proceeds from the credit agreement were used to finance a portion of the Company’s acquisition of real property from a related party in December 2022. A portion of the loan proceeds will be used to finance improvements to the property. In connection with entering into the agreement, the Company received proceeds of $13.7 million with the ability to draw an additional $4.2 million upon completion of certain construction milestones. Borrowings bear interest at a fixed rate of 5.75% per annum and are required to be repaid monthly in an amount of approximately $0.1 million with a balloon payment due on the maturity date of January 13, 2028. Borrowings are secured by the real property and improvements.
Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Three Months Ended March 31,
(in $000s)	2023	2022
Net cash flow from operating activities	$3,906	$(29,771)
Net cash flow used in investing activities	(39,948)	(48,458)
Net cash flow from financing activities	53,849	66,138
Effect of exchange rate changes	51	—
Net change in cash and cash equivalents	$17,858	$(12,091)
As of March 31, 2023, we had cash and cash equivalents of $32.2 million, a decrease of $17.9 million from December 31, 2022. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility.
Cash Flows from Operating Activities
Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2023, as compared to net cash provided by operating activities of $29.8 million in the same period of 2022. The use of cash in the current period is the result of our increased levels of inventory purchases and production.
Cash Flows from Investing Activities
Net cash used in investing activities was $39.9 million for the three months ended March 31, 2023, as compared to cash used in investing activities of $48.5 million in 2022.

Cash Flows from Financing Activities
Net cash provided by financing activities was $53.8 million for the three months ended March 31, 2023, as compared to $66.1 million in 2022.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our asset-based revolving credit facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of March 31, 2023, we had $462.4 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.6 million on an annual basis.
We, from time to time, may manage a portion of our risks from exposures to fluctuations in interest rates as part of our risk management program through the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings and cash flows caused by fluctuations in the interest rates of our variable-rate debt.
Foreign currency exchange rate risk
During the three months ended March 31, 2023, we generated $13.9 million of U.S. dollar denominated revenues in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.1 million. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2023, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
Inadequate General Information Technology Controls and Business Process Controls
On April 1, 2021, we completed the acquisition of Custom Truck LP, which resulted in a significant change in the Company’s internal control over financial reporting. We are in the process of completing the integration of policies, processes, people, technology and operations for the combined company. As part of this integration, we identified deficiencies in the design and operating effectiveness of internal controls associated with the control activities component of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework.
During the fourth quarter ended December 31, 2021, we identified control deficiencies related to overall information technology general controls (‘ITGCs”) for both user access and program change-management for systems supporting all of the Company’s internal control processes and controls, controls over the completeness and accuracy of information used in business process controls and management review controls. Our business process controls (automated and manual) and management review controls were also deemed ineffective because they are adversely impacted by ineffective ITGCs. These control deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that may not be prevented or detected.
Accordingly, these deficiencies constitute a material weakness. The material weakness did not result in any identified misstatements to our consolidated financial statements, and there were no changes to previously released financial results.
(b) Remediation of the Material Weakness in Internal Control Over Financial Reporting
The Company is in the process of implementing changes associated with the design, implementation, and monitoring ITGCs in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes to ensure that internal controls are designed and operating effectively. A significant portion of our remediation plan to address the control deficiencies encompassed implementation of our new enterprise resource planning (“ERP”) system, which was completed in the second quarter of 2022. The new ERP system allows us to address segregation of duties by establishing user roles specific to the nature of each job function. We are also establishing controls to ensure appropriate authorization of new user access requests, including performance of routine reviews of user access, and controls over program-change management. Additionally, we are in the process of enhancing relevant process level controls that are relevant to the preparation of consolidated financial statements. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
(c) Changes to Internal Control Over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
No material changes occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
The following table contains information regarding our purchases of our common stock during the three months ended March 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $000s)
January 1, 2023 - January 31, 2023	65,178	$6.37	64,535	$19,311
February 1, 2023 - February 28, 2023	—	$—	—	$19,311
March 1, 2023 - March 31, 2023	153,509	$6.44	142,570	$18,394
Total	218,687	$6.42	207,105
Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
10.1
Second Amended and Restated Stockholders’ Agreement, dated as of April 14, 2023, among Custom Truck One Source, Inc. and certain holders identified therein (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38186) filed on April 14, 2023).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	May 9, 2023	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	May 9, 2023	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer