Form 10-Q
period 2023-06-30
Custom Truck One Source, Inc.
filed 2023-08-08
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of common stock outstanding as of August 4, 2023 was 246,262,581.

Custom Truck One Source, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s, except per share data)	2023	2022	2023	2022
Revenue
Rental revenue	$122,169	$112,055	$240,457	$221,200
Equipment sales	302,117	218,506	603,407	445,692
Parts sales and services	32,544	31,545	65,129	61,690
Total revenue	456,830	362,106	908,993	728,582
Cost of Revenue
Cost of rental revenue	31,981	28,791	61,880	54,584
Depreciation of rental equipment	43,616	43,324	83,946	88,288
Cost of equipment sales	245,266	184,595	491,391	371,873
Cost of parts sales and services	25,348	22,638	51,496	46,586
Total cost of revenue	346,211	279,348	688,713	561,331
Gross Profit	110,619	82,758	220,280	167,251
Operating Expenses
Selling, general and administrative expenses	58,028	48,779	115,019	102,434
Amortization	6,606	6,871	13,278	20,206
Non-rental depreciation	2,721	2,317	5,371	5,364
Transaction expenses and other	3,689	6,046	7,149	10,694
Total operating expenses	71,044	64,013	140,817	138,698
Operating Income	39,575	18,745	79,463	28,553
Other Expense
Interest expense, net	31,625	20,281	60,801	39,437
Financing and other income	(5,048)	(15,078)	(8,999)	(24,158)
Total other expense	26,577	5,203	51,802	15,279
Income Before Income Taxes	12,998	13,542	27,661	13,274
Income Tax Expense (Benefit)	1,388	(81)	2,251	2,924
Net Income	$11,610	$13,623	$25,410	$10,350

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$2,222	$(2,636)	$2,564	$(2,636)
Other Comprehensive Income (Loss)	2,222	(2,636)	2,564	(2,636)
Comprehensive Income	$13,832	$10,987	$27,974	$7,714

Net Income Per Share:
Basic	$0.05	$0.05	$0.10	$0.04
Diluted	$0.05	$0.05	$0.10	$0.04
Weighted-Average Common Shares Outstanding:
Basic (in thousands)	246,130	247,745	246,090	247,403
Diluted (in thousands)	246,955	248,614	246,932	248,239
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$42,229	$14,360
Accounts receivable, net	151,953	193,106
Financing receivables, net	41,957	38,271
Inventory	765,424	596,724
Prepaid expenses and other	27,587	25,784
Total current assets	1,029,150	868,245
Property and equipment, net	134,358	121,956
Rental equipment, net	920,676	883,674
Goodwill	704,012	703,827
Intangible assets, net	291,053	304,132
Operating lease assets	33,495	29,434
Other assets	25,900	26,944
Total Assets	$3,138,644	$2,938,212
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$117,104	$87,255
Accrued expenses	67,043	68,784
Deferred revenue and customer deposits	30,088	34,671
Floor plan payables - trade	139,723	136,634
Floor plan payables - non-trade	366,092	293,536
Operating lease liabilities - current	5,442	5,262
Current maturities of long-term debt	3,550	6,940
Current portion of finance lease obligations	247	1,796
Total current liabilities	729,289	634,878
Long-term debt, net	1,425,117	1,354,766
Finance leases	3,077	3,206
Operating lease liabilities - noncurrent	28,725	24,818
Deferred income taxes	31,078	29,086
Derivative, warrants and other liabilities	1,886	3,015
Total long-term liabilities	1,489,883	1,414,891
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized, 249,361,351 and 248,311,104 shares issued and outstanding, at June 30, 2023 and December 31, 2022, respectively	25	25
Treasury stock, at cost — 3,153,770 and 2,241,069 shares at June 30, 2023 and December 31, 2022, respectively	(21,438)	(15,537)
Additional paid-in capital	1,530,443	1,521,487
Accumulated other comprehensive loss	(6,383)	(8,947)
Accumulated deficit	(583,175)	(608,585)
Total stockholders' equity	919,472	888,443
Total Liabilities and Stockholders' Equity	$3,138,644	$2,938,212
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in $000s)	2023	2022
Operating Activities
Net income	$25,410	$10,350
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	107,532	117,120
Amortization of debt issuance costs	3,027	2,158
Provision for losses on accounts receivable	3,112	4,545
Share-based compensation	7,469	5,148
Gain on sales and disposals of rental equipment	(32,643)	(22,905)
Change in fair value of derivative and warrants	(1,129)	(18,822)
Deferred tax expense	1,849	2,575
Changes in assets and liabilities:
Accounts and financing receivables	27,344	(10,744)
Inventories	(166,612)	(125,021)
Prepaids, operating leases and other	(2,747)	(1,736)
Accounts payable	29,325	32,480
Accrued expenses and other liabilities	(1,545)	(8,099)
Floor plan payables - trade, net	3,089	(1,441)
Customer deposits and deferred revenue	(4,586)	(6,972)
Net cash flow from operating activities	(1,105)	(21,364)
Investing Activities
Acquisition of business, net of cash acquired	—	(49,832)
Purchases of rental equipment	(210,360)	(127,237)
Proceeds from sales and disposals of rental equipment	130,246	96,143
Purchase of non-rental property and cloud computing arrangements	(22,783)	(11,763)
Net cash flow from investing activities	(102,897)	(92,689)
Financing Activities
Proceeds from debt	13,537	—
Share-based payments	(86)	(1,247)
Borrowings under revolving credit facilities	95,082	75,000
Repayments under revolving credit facilities	(40,402)	(34,945)
Repayments of notes payable	(4,061)	(3,791)
Finance lease payments	(472)	(2,639)
Repurchase of common stock	(4,532)	—
Acquisition of inventory through floor plan payables - non-trade	398,447	293,241
Repayment of floor plan payables - non-trade	(325,891)	(218,965)
Net cash flow from financing activities	131,622	106,654
Effect of exchange rate changes on cash and cash equivalents	249	21
Net Change in Cash and Cash Equivalents	27,869	(7,378)
Cash and Cash Equivalents at Beginning of Period	14,360	35,902
Cash and Cash Equivalents at End of Period	$42,229	$28,524

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Six Months Ended June 30,
(in $000s)	2023	2022
Supplemental Cash Flow Information
Interest paid	$56,164	$38,417
Income taxes paid	1,450	—
Non-Cash Investing and Financing Activities
Rental equipment and property and equipment purchases in accounts payable	575	30
Rental equipment sales in accounts receivable	2,294	1,145
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,521,487	$(8,947)	$(608,585)	$888,443
Net income	—	—	—	—	—	—	13,800	13,800
Other Comprehensive Income	—	—	—	—	—	342	—	342
Common stock repurchase	—	(174,744)	—	(1,122)	—	—	—	(1,122)
Share-based payments	130,484	(11,582)	—	(77)	3,451	—	—	3,374
Balance, March 31, 2023	248,441,588	(2,427,395)	$25	$(16,736)	$1,524,938	$(8,605)	$(594,785)	$904,837
Net income	—	—	—	—	—	—	11,610	11,610
Other comprehensive income	—	—	—	—	—	2,222	—	2,222
Share-based payments	919,763	(221,233)	—	(1,497)	5,505	—	—	4,008
Common stock repurchases	—	(505,142)	—	(3,205)	—	—	—	(3,205)
Balance, June 30, 2023	249,361,351	(3,153,770)	$25	$(21,438)	$1,530,443	$(6,383)	$(583,175)	$919,472

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,508,995	$—	$(647,490)	$858,510
Net income (loss)	—	—	—	—	—	—	(3,273)	(3,273)
Share-based payments	102,630	(21,505)	—	(287)	3,559	—	—	3,272
Balance, March 31, 2022	247,461,042	(339,591)	$25	$(3,307)	$1,512,554	$—	$(650,763)	$858,509
Net income	—	—	—	—	—	—	13,623	13,623
Other comprehensive loss	—	—	—	—	—	(2,636)	—	(2,636)
Share-based payments	607,561	(150,420)	—	(1,156)	1,785	—	—	629
Balance, June 30, 2022	248,068,603	(490,011)	$25	$(4,463)	$1,514,339	$(2,636)	$(637,140)	$870,125
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
Basis of Presentation
Our accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires that these Unaudited Condensed Consolidated Financial Statements and most of the disclosures in these Notes be presented on a historical basis, as of or for the current interim period ended or comparable prior period.
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

Accounting Pronouncements Recently Adopted
Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This ASU improves the comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination and requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amended guidance specifies for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities, thereby providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU was effective as of January 1, 2023. The Company applies the guidance in ASU 2021-08 prospectively to any future business combinations occurring on or after the effective date.
Financing Receivables. In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326) (“ASU 2022-02”), which requires an entity to disclose current period gross write-offs by year of origination for financing receivables and net investment in leases. Gross write-off information must be included in the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination. The adoption on January 1, 2023 of the ASU had no impact to the Company’s disclosures.
Note 2: Acquisition
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
Opening Balance Sheet
The acquisition of HiRail has been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company was required to assign the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of January 14, 2022. The excess of the purchase price over those fair values was recorded as goodwill and was attributable to expanded access to markets for the Company’s product and service offering, synergies, and broader product offerings to existing customers of HiRail. The total purchase price has been assigned to the underlying assets acquired and liabilities assumed based upon their fair values as of January 14, 2022, and the estimated fair values have been recorded based on independent valuations, discounted cash flow analysis, quoted market prices, contributory asset charges, and estimates made by management, which estimates fall under “Level 3” of the fair value hierarchy.

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
HiRail generated $4.1 million and $7.9 million, respectively, of revenue for the three and six months ended June 30, 2022, and $0.1 million and $0.7 million, respectively, of pre-tax income from January 14, 2022 through June 30, 2022, for the three and six months ended June 30, 2022, which were included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Costs and expenses related to the acquisition were expensed as incurred and were not material. Additionally, pro forma information as if the acquisition of HiRail had occurred on January 1, 2021 is not being presented as the information is not considered material to the Company’s financial statements.
Note 3: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2023	2022	2023	2022
United States	$442,501	$352,334	$880,779	$709,231
Canada	14,329	9,772	28,214	19,351
Total revenue	$456,830	$362,106	$908,993	$728,582
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three and six months ended June 30, 2023 and 2022 are presented in the table below.

	Three Months Ended June 30,			Three Months Ended June 30,
	2023			2022
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$114,620	$—	$114,620	$107,445	$—	$107,445
Shipping and handling	—	7,549	7,549	—	4,610	4,610
Total rental revenue	114,620	7,549	122,169	107,445	4,610	112,055
Sales and services:
Equipment sales	19,603	282,514	302,117	3,879	214,627	218,506
Parts and services	6,938	25,606	32,544	5,759	25,786	31,545
Total sales and services	26,541	308,120	334,661	9,638	240,413	250,051
Total revenue	$141,161	$315,669	$456,830	$117,083	$245,023	$362,106

	Six Months Ended June 30,			Six Months Ended June 30,
	2023			2022
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$227,523	$—	$227,523	$212,580	$—	$212,580
Shipping and handling	—	12,934	12,934	—	8,620	8,620
Total rental revenue	227,523	12,934	240,457	212,580	8,620	221,200
Sales and services:
Equipment sales	43,775	559,632	603,407	16,116	429,576	445,692
Parts and services	11,753	53,376	65,129	7,979	53,711	61,690
Total sales and services	55,528	613,008	668,536	24,095	483,287	507,382
Total revenue	$283,051	$625,942	$908,993	$236,675	$491,907	$728,582

Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
As of June 30, 2023 and December 31, 2022, the Company had net receivables related to contracts with customers of $60.5 million and $98.0 million, respectively. As of June 30, 2023 and December 31, 2022, the Company had net receivables related to rental contracts and other of $91.5 million and $95.1 million, respectively.
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
Accounts receivable, net consisted of the following:

(in $000s)	June 30, 2023	December 31, 2022
Accounts receivables	$168,626	$212,347
Less: allowance for doubtful accounts	(16,673)	(19,241)
Accounts receivable, net	$151,953	$193,106
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of June 30, 2023 and December 31, 2022, the Company had approximately $2.6 million and $3.0 million, respectively, of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $27.5 million and $29.6 million in deposits as of June 30, 2023 and December 31, 2022, respectively. Of the $29.6 million deposit liability balance as of December 31, 2022, $27.3 million was recorded as revenue during the six months ended June 30, 2023 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
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
Note 4: Sales-Type Leases
Revenue from sales-type leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2023	2022	2023	2022
Equipment sales	$19,603	$7,671	$43,775	$19,908
Cost of equipment sales	19,415	6,765	42,640	17,135
Gross profit	$188	$906	$1,135	$2,773
As these transactions remained under rental contracts, $7.9 million and $5.2 million for the three months ended June 30, 2023 and 2022, respectively, and $15.1 million and $10.4 million for the six months ended June 30, 2023 and 2022, respectively were billed under the contracts as rentals. Interest income from financing receivables was $4.4 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively, and $7.8 million and $5.1 million, for the six months ended June 30, 2023 and 2022, respectively.
Note 5: Inventory
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

(in $000s)	June 30, 2023	December 31, 2022
Whole goods	$627,953	$468,557
Aftermarket parts and services inventory	137,471	128,167
Inventory	$765,424	$596,724
Note 6: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility. As of June 30, 2023, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows:

(in $000s)	June 30, 2023	December 31, 2022
Trade:
Daimler Truck Financial	$93,236	$105,447
PACCAR Financial Services	46,487	31,187
Trade floor plan payables	$139,723	$136,634
Non-trade:
PNC Equipment Finance, LLC	$366,092	$293,536
Non-trade floor plan payables	$366,092	$293,536
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $8.1 million and $14.9 million for the three and six months ended June 30, 2023, respectively, and $2.2 million, and $3.9 million for the three and six months ended June 30, 2022, respectively.
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
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement as of June 30, 2023, provides the Company with a $370.0 million revolving credit facility, which matures on August 25, 2023 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.25%. On May 26, 2023, the Company notified PNC Equipment Finance, LLC of the Company’s intent to renew the Loan Agreement by an additional two years.
Note 7: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	June 30, 2023	December 31, 2022
Rental equipment	$1,397,414	$1,360,205
Less: accumulated depreciation	(476,738)	(476,531)
Rental equipment, net	$920,676	$883,674

Note 8: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
ABL Facility	$492,411	$437,731	7.3%	6.1%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	13,800	—	5.8%	—
Notes payable	27,600	31,661	3.1%-5.0%	3.1%-5.0%
Total debt outstanding	1,453,811	1,389,392
Deferred financing fees	(25,144)	(27,686)
Total debt net of deferred financing fees	1,428,667	1,361,706
Less: current maturities	(3,550)	(6,940)
Long-term debt	$1,425,117	$1,354,766
As of June 30, 2023, borrowing availability under the ABL Facility was $254.5 million, and outstanding standby letters of credit were $3.1 million.
ABL Facility
As of March 27, 2023, the ABL Facility was amended to change the London Interbank Offered Rate (“LIBOR”) rate to the SOFR rate. Borrowings under the ABL Facility bears interest at a floating rate, which, at Buyer’s election, could be (a) in the case of U.S. dollar denominated loans, either (i) SOFR plus an applicable margin or (ii) the base rate plus an applicable margin; or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (a) with respect to base rate loans, 0.50% to 1.00% and (b) with respect to SOFR loans and CDOR rate loans, 1.50% to 2.00%.
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
Note 9: Earnings Per Share
Basic earnings per share is computed by dividing net earnings by the weighted-average number of shares of Common Stock outstanding. Diluted earnings per share includes the effects of potentially dilutive shares of Common Stock, if dilutive. Our potentially dilutive shares aggregated 29.4 million and 29.3 million for the three and six months ended June 30, 2023, respectively, and 23.5 million and 23.3 million for the three and six months ended June 30, 2022, respectively, and included warrants, contingently issuable shares, and share-based compensation, and were not included in the computation of diluted earnings per share because they would be anti-dilutive.

The following tables set forth the computation of basic and dilutive earnings per share:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in $000s, except per share data)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$11,610	246,130	$0.05	$13,623	247,745	$0.05
Dilutive common share equivalents	—	825	—	—	869	—
Diluted earnings per share	$11,610	246,955	$0.05	$13,623	248,614	$0.05

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in $000s, except per share data)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings	$25,410	246,090	$0.10	$10,350	247,403	$0.04
Dilutive common share equivalents	—	842	—	—	836	—
Diluted earnings	$25,410	246,932	$0.10	$10,350	248,239	$0.04

Note 10: Equity
Preferred Stock
As of June 30, 2023 and December 31, 2022, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing for the repurchase of up to $30 million of the Company’s ordinary common shares. During the three and six months ended June 30, 2023, the Company repurchased approximately 0.5 million and 0.7 million shares of its common stock, respectively, which are held in treasury, for a total cost of $3.2 million, and $4.3 million including commission fees for the repurchase of its common stock for the three and six months ended June 30, 2023, respectively. At June 30, 2023, $15.2 million was available under the stock repurchase program.
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

The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
June 30, 2023
ABL Facility	$492,411	$—	$492,411	$—
2029 Secured Notes	920,000	—	830,300	—
2023 Credit Facility	13,800	—	13,800	—
Other notes payable	27,600	—	27,600	—
Warrant liabilities	1,883	—	—	1,883

December 31, 2022
ABL Facility	$437,731	$—	$437,731	$—
2029 Secured Notes	920,000	—	814,200	—
Other notes payable	31,661	—	31,661	—
Warrant liabilities	3,012	—	—	3,012
The carrying amounts of the ABL Facility, the 2023 Credit Facility and other notes payable approximated fair value as of June 30, 2023 and December 31, 2022 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers. The Level 3 fair value presented above consists of the fair value of the Non-Public Warrants. The Company estimated the fair value using the Black-Scholes option-pricing model based on the market value of the underlying Common Stock, the remaining contractual term of the warrant, risk-free interest rates and expected dividends, and expected volatility of the price of the underlying Common Stock. The changes in the fair value of the warrant liabilities are recorded in Financing and other income in the Condensed Consolidated Statements of Income and Comprehensive Income and cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.
Note 12: Income Taxes
For interim periods, we estimate our annual effective tax rate, exclusive of discrete items, which is derived primarily by our estimate of our valuation allowance as of the end of our fiscal year. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 differs from the U.S. federal statutory tax rate due to the recording of valuation allowances. We recorded an income tax expense of $2.3 million for the six months ended June 30, 2023 resulting in an effective tax rate of 8% compared to an income tax expense of $2.9 million for the comparable prior year period, at an effective tax rate of 22%. The change in the effective tax rate was primarily due to lower discrete items including mark-to-market adjustments in the six months ended June 30, 2023 as compared to discrete items recorded during the six months ended June 30, 2022.
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
Note 13: Commitments and Contingencies
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
Legal Matters
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. At this time, no claims of these types, certain of which are covered by insurance policies, have had a material effect on the Company. Certain jurisdictions in which the Company operates do not allow insurance recoveries related to punitive damages. For matters pertaining to the pre-acquisition activities of Custom Truck One Source, LP. (“Custom Truck LP”), the sellers of Custom Truck LP have agreed to indemnify the Company for losses arising out of the breach of pre-closing covenants in the purchase agreement and certain indemnified tax matters discussed below, with recourse limited to $10 million and $8.5 million escrow accounts, respectively.

From time to time, the Company may be audited by state and local taxing authorities. These audits typically focus on the Company’s withholding of state-specific sales tax and rental-related taxes.
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
Note 14: Related Parties
The Company has transactions with related parties as summarized below.
Rentals and Sales — The Company rents and sells equipment and provides services to R&M Equipment Rental, a business partially owned by members of the Company’s management. The Company also rents equipment and purchases inventory from R&M Equipment Rental.
Prior to August 1, 2022, Energy Capital Partners (“ECP”), a stockholder of the Company, and its affiliates had ownership interests in PLH Group, Inc., which was a customer of the Company.
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
Management Fees — The Company entered into the Corporate Advisory Services Agreement with Platinum effective in April 2021, under which management fees are payable to Platinum quarterly. The management fees are recorded in transaction expenses and other in the Company’s Consolidated Statements of Income and Comprehensive Income.
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Income and Comprehensive Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2023	2022	2023	2022
Total revenues from transactions with related parties	$10,048	$10,892	$18,503	$18,743
Expenses incurred from transactions with related parties included in cost of revenue	$494	$515	$852	$1,812
Expenses incurred from transactions with related parties included in operating expenses	$1,368	$1,606	$2,763	$3,237
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	June 30, 2023	December 31, 2022
Accounts receivable from related parties	$3,733	$7,813
Accounts payable to related parties	$1	$1,475

Note 15: Segments
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
The Company’s segment results are presented in the tables below:

	Three Months Ended June 30,
	2023
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$117,832	$—	$4,337	$122,169
Equipment sales	50,694	251,423	—	302,117
Parts and services	—	—	32,544	32,544
Total revenue	168,526	251,423	36,881	456,830
Cost of revenue:
Rentals/parts and services	31,341	—	25,988	57,329
Equipment sales	39,802	205,464	—	245,266
Depreciation of rental equipment	42,805	—	811	43,616
Total cost of revenue	113,948	205,464	26,799	346,211
Gross profit	$54,578	$45,959	$10,082	$110,619

	Three Months Ended June 30,
	2022
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$108,109	$—	$3,946	$112,055
Equipment sales	37,200	181,306	—	218,506
Parts and services	—	—	31,545	31,545
Total revenue	145,309	181,306	35,491	362,106
Cost of revenue:
Rentals/parts and services	27,851	—	23,578	51,429
Equipment sales	30,418	154,177	—	184,595
Depreciation of rental equipment	42,384	—	940	43,324
Total cost of revenue	100,653	154,177	24,518	279,348
Gross profit	$44,656	$27,129	$10,973	$82,758

	Six Months Ended June 30,
	2023
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$231,616	$—	$8,841	$240,457
Equipment sales	142,830	460,577	—	603,407
Parts and services	—	—	65,129	65,129
Total revenue	374,446	460,577	73,970	908,993
Cost of revenue:
Rentals/parts and services	60,401	—	52,975	113,376
Equipment sales	110,883	380,508	—	491,391
Depreciation of rental equipment	82,317	—	1,629	83,946
Total cost of revenue	253,601	380,508	54,604	688,713
Gross profit	$120,845	$80,069	$19,366	$220,280

	Six Months Ended June 30,
	2022
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$213,670	$—	$7,530	$221,200
Equipment sales	96,553	349,139	—	445,692
Parts and services	—	—	61,690	61,690
Total revenue	310,223	349,139	69,220	728,582
Cost of revenue:
Rentals/parts and services	52,642	—	48,528	101,170
Equipment sales	73,648	298,225	—	371,873
Depreciation of rental equipment	86,350	—	1,938	88,288
Total cost of revenue	212,640	298,225	50,466	561,331
Gross profit	$97,583	$50,914	$18,754	$167,251

Total assets by operating segment are not disclosed herein because asset by operating segment data is not reviewed by the chief operating decision-maker (“CODM”) to assess performance and allocate resources.
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2023	2022	2023	2022
Gross Profit	$110,619	$82,758	$220,280	$167,251
Selling, general and administrative expenses	58,028	48,779	115,019	102,434
Amortization	6,606	6,871	13,278	20,206
Non-rental depreciation	2,721	2,317	5,371	5,364
Transaction expenses and other	3,689	6,046	7,149	10,694
Interest expense, net	31,625	20,281	60,801	39,437
Financing and other income	(5,048)	(15,078)	(8,999)	(24,158)
Income Before Income Taxes	$12,998	$13,542	$27,661	$13,274
The following table presents total assets by country:

(in $000s)	June 30, 2023	December 31, 2022
Assets:
United States	$3,020,787	$2,830,958
Canada	117,857	107,254
Total Assets	$3,138,644	$2,938,212

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
Selling, general and administrative expenses — Selling, general and administrative expenses include sales compensation, fleet licensing fees and corporate expenses, including salaries, stock-based compensation expense, insurance, advertising costs, professional services, fees earned on customer arranged financing, gains or losses resulting from insurance settlements, and information technology expenses, including amortization of capitalized cloud computing arrangements.
Amortization and non-rental depreciation — Amortization expense relates to intangible assets such as customer lists, trade names, etc. Non-rental depreciation expense reflects the depreciation of property and equipment that is not part of the rental fleet. Depreciation of property used in the production of our specialized equipment is included in cost of equipment sales.
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
Financing and other income — Financing and other income reflects the financing income associated with sales-type lease activity, foreign currency gains and losses related to our Canadian operations, as well as other miscellaneous gains or losses from non-operating activities. Also included in financing and other income are the unrealized remeasurement gains and losses related to our redeemable warrants.
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
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of June 30, 2023, this equipment (the “rental fleet”) is comprised of more than 10,200 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end-user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
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
Although management evaluates and presents Adjusted EBITDA for the reasons described herein, please be aware that this non-GAAP measure has limitations and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income/loss, earnings/loss per share or any other comparable operating measure prescribed by GAAP. In addition, we may calculate and/or present this non-GAAP financial measure differently than measures with the same or similar names that other companies report, and, as a result, the non-GAAP measure we report may not be comparable to those reported by others.

Results of Operations
Three and six months ended June 30, 2023 compared to the same periods in 2022
Consolidated Results of Operations

	Three Months Ended
(in $000s)	June 30, 2023	% of revenue	June 30, 2022	% of revenue	$ Change	% change	March 31, 2023	% of revenue
Rental revenue	$122,169	26.7%	$112,055	30.9%	$10,114	9.0%	$118,288	26.2%
Equipment sales	302,117	66.1%	218,506	60.3%	83,611	38.3%	301,290	66.6%
Parts sales and services	32,544	7.1%	31,545	8.7%	999	3.2%	32,585	7.2%
Total revenue	456,830	100.0%	362,106	100.0%	94,724	26.2%	452,163	100.0%
Cost of revenue, excluding rental equipment depreciation	302,595	66.2%	236,024	65.2%	66,571	28.2%	302,172	66.8%
Depreciation of rental equipment	43,616	9.5%	43,324	12.0%	292	0.7%	40,330	8.9%
Gross profit	110,619	24.2%	82,758	22.9%	27,861	33.7%	109,661	24.3%
Operating expenses	71,044		64,013		7,031	11.0%	69,773
Operating income	39,575		18,745		20,830	111.1%	39,888
Total other expense	26,577		5,203		21,374	410.8%	25,225
Income before income taxes	12,998		13,542		(544)	(4.0)%	14,663
Income tax expense (benefit)	1,388		(81)		1,469	NM	863
Net income	$11,610		$13,623		$(2,013)	(14.8)%	$13,800

	Six Months Ended June 30,
(in $000s)	2023	% of revenue	2022	% of revenue	$ Change	% of change
Rental revenue	$240,457	26.5%	$221,200	30.4%	$19,257	8.7%
Equipment sales	603,407	66.4%	445,692	61.2%	157,715	35.4%
Parts sales and services	65,129	7.2%	61,690	8.5%	3,439	5.6%
Total revenue	908,993	100.0%	728,582	100.0%	180,411	24.8%
Cost of revenue, excluding rental equipment depreciation	604,767	66.5%	473,043	64.9%	131,724	27.8%
Depreciation of rental equipment	83,946	9.2%	88,288	12.1%	(4,342)	(4.9)%
Gross profit	220,280	24.2%	167,251	23.0%	53,029	31.7%
Operating expenses	140,817		138,698		2,119	1.5%
Operating income	79,463		28,553		50,910	178.3%
Total other expense	51,802		15,279		36,523	239.0%
Income before income taxes	27,661		13,274		14,387	108.4%
Income tax expense (benefit)	2,251		2,924		(673)	(23.0)%
Net income	$25,410		$10,350		$15,060	145.5%
Total Revenue - The increase in total revenue for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to strong customer demand for new equipment and rental equipment, as wells as for parts sales and services. The rental revenue reflects our continued expansion of our rental fleet, stable utilization and pricing gains. Equipment sales increased as the continuing improvement in supply chain challenges allowed for greater order fulfillments and our ability to replenish inventory.
Cost of Revenue, Excluding Rental Equipment Depreciation - The increase in cost of revenue, excluding rental equipment depreciation for the three and six months ended June 30, 2023 compared to the same periods in 2022, was driven primarily by the increase in new and rental equipment sales volume.
Depreciation of Rental Equipment - Depreciation of our rental fleet was flat in the three months ended June 30, 2023 as a result of the higher level of rental equipment sales offset by higher rental equipment levels. For the six months ended June 30, 2023, depreciation of our rental fleet decreased due to favorable market demand for used rental equipment.

Operating Expenses - Operating expenses increased in the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily as a result of an increase in general and administrative expenses due to higher commissions, increased headcount and wages, and additional expense associated with various information technology projects.
Total Other Expense - Other expense for the three and six months ended June 30, 2023 increased primarily due to the increase in interest expense from variable rate debt and floor plan financing liabilities. The increase is also attributable to the mark-to-market income (loss) from the private warrants liability (accounted for as a derivative financial instrument) being in an income position of $0.6 million and $1.1 million for the three and six months ended June 30, 2023, compared to a gain of $13.1 million and $18.8 million for the same periods in 2022.
Income Tax Expense (Benefit) - Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur. These discrete items may not be consistent from year to year. In the three and six months ended June 30, 2023, discrete items, including derivative mark-to-market adjustments, resulted in an overall effective tax rate in the period of 10.7% and 8.1%, respectively. The effect of these items resulted in approximately $1.4 million and $2.3 million, respectively, of tax expense being recognized in the three and six months ended June 30, 2023.
Net Income - The decrease in net income for the three months ended June 30, 2023 compared to the same period in 2022 was primarily the result of higher interest expense on variable-rate debt and variable-rate floor plan liabilities, the change in fair value of the private warrants liability from a gain to a loss position, and higher operating expenses, partially offset by gross profit expansion. The increase in net income for the six months ended June 30, 2023 was primarily the result of gross profit expansion, partially offset by higher interest expense on variable-rate debt and variable-rate floor plan liabilities and the change in fair value of the private warrants liability from a gain to a loss position.
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

	Three Months Ended
(in $000s)	June 30, 2023	June 30, 2022	Change	% Change	March 31, 2023	% Change
Ending OEC	$1,467,779	$1,399,500	$68,279	4.9%	$1,457,870	0.7%
Average OEC on rent	$1,203,855	$1,150,400	$53,455	4.6%	$1,214,300	(0.9)%
Fleet utilization	81.7%	82.8%	(1.1)%	(1.3)%	83.6%	(2.3)%
OEC on rent yield	40.1%	39.2%	0.9%	2.3%	39.6%	1.3%
Sales order backlog	$863,757	$663,619	$200,138	30.2%	$855,049	1.0%

	Six Months Ended June 30,
(in $000s)	2023	2022	Change	% Change
Ending OEC	$1,467,779	$1,399,500	$68,279	4.9%
Average OEC on rent	$1,209,111	$1,150,800	$58,311	5.1%
Fleet utilization	82.6%	82.6%	—%	—%
OEC on rent yield	39.8%	39.1%	0.7%	1.8%
Sales order backlog	$863,757	$663,619	$200,138	30.2%
Ending OEC - The increase in Ending OEC for the three and six months ended June 30, 2023 compared to the same periods in 2022, was driven by positive net rental fleet additions since the second quarter of 2022, partially offset by our continued focus on selling older equipment from our rental fleet at current advantageous residual values.
Average OEC on Rent - The increase in Average OEC on rent for the three and six months ended June 30, 2023 compared to the same periods in 2022, was driven by fleet growth and continued strong rental demand.
Fleet Utilization - Fleet utilization decreased compared to the three months ended June 30, 2022 due to project delays related to transmission and distribution work caused by elevated temperatures in North America. For the six months ended June 30, 2023, fleet utilization remained flat compared to the same period of 2022.
OEC on Rent Yield - OEC on Rent Yield increased for the three and six months ended June 30, 2023 compared to the same periods of 2022, as a result of the impact of the favorable pricing environment for our rental products, reflective of strong demand.
Sales Order Backlog - The increase in sales order backlog for the three and six months ended June 30, 2023 compared to the same periods in 2022 was driven by continued strong customer demand.

Adjusted EBITDA
The following table provides a reconciliation of net income to Adjusted EBITDA. As previously noted, Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for revenue, operating income, net income, earnings per share or any other comparable measures prescribed by GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended March 31, 2023
(in $000s)	2023	2022	2023	2022
Net income	$11,610	$13,623	$25,410	$10,350	$13,800
Interest expense	23,575	18,050	45,938	35,495	22,363
Income tax expense (benefit)	1,388	(81)	2,251	2,924	863
Depreciation and amortization	55,441	54,620	107,531	117,120	52,090
EBITDA	92,014	86,212	181,130	165,889	89,116
Adjustments:
Non-cash purchase accounting impact (1)	469	2,367	7,668	11,393	7,199
Transaction and integration costs (2)	3,689	6,043	7,149	10,691	3,460
Sales-type lease adjustment (3)	3,293	2,032	6,096	2,561	2,803
Share-based payments (4)	4,322	1,784	7,469	5,148	3,147
Change in fair value of derivative and warrants (5)	(604)	(13,055)	(1,129)	(18,822)	(525)
Adjusted EBITDA	$103,183	$85,383	$208,383	$176,860	$105,200
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our credit agreement.
(2) Represents transaction and process improvement costs related to acquisitions of businesses, including post-acquisition integration costs, which are recognized within operating expenses in our Condensed Consolidated Statements of Income and Comprehensive Income. These expenses are comprised of professional consultancy, legal, tax and accounting fees, and management fees to Platinum. Also included are expenses associated with the integration of acquired businesses. These expenses are presented as adjustments to net income pursuant to our ABL Credit Agreement.
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

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended March 31, 2023
(in $000s)	2023	2022	2023	2022
Equipment sales	$(19,603)	$(7,671)	$(43,775)	$(19,908)	$(24,172)
Cost of equipment sales	19,415	6,765	42,640	17,135	23,225
Gross profit	(188)	(906)	(1,135)	(2,773)	(947)
Interest income	(4,406)	(2,220)	(7,834)	(5,108)	(3,428)
Rentals invoiced	7,887	5,158	15,065	10,442	7,178
Sales-type lease adjustment	$3,293	$2,032	$6,096	$2,561	$2,803
(4) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents the credit to earnings for the change in fair value of the liability for private warrants.

Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended
(in $000s)	June 30, 2023	June 30, 2022	$ Change	% Change	March 31, 2023	% Change
Rental revenue	$117,832	$108,109	$9,723	9.0%	$113,784	3.6%
Equipment sales	50,694	37,200	13,494	36.3%	92,136	(45.0)%
Total revenue	168,526	145,309	23,217	16.0%	205,920	(18.2)%
Cost of rental revenue	31,341	27,851	3,490	12.5%	29,060	7.8%
Cost of equipment sales	39,802	30,418	9,384	30.9%	71,081	(44.0)%
Depreciation of rental equipment	42,805	42,384	421	1.0%	39,512	8.3%
Total cost of revenue	113,948	100,653	13,295	13.2%	139,653	(18.4)%
Gross profit	$54,578	$44,656	$9,922	22.2%	$66,267	(17.6)%

	Six Months Ended June 30,
(in $000s)	2023	2022	$ Change	% Change
Rental revenue	$231,616	$213,670	$17,946	8.4%
Equipment sales	142,830	96,553	46,277	47.9%
Total revenue	374,446	310,223	64,223	20.7%
Cost of rental revenue	60,401	52,642	7,759	14.7%
Cost of equipment sales	110,883	73,648	37,235	50.6%
Depreciation of rental equipment	82,317	86,350	(4,033)	(4.7)%
Total cost of revenue	253,601	212,640	40,961	19.3%
Gross profit	$120,845	$97,583	$23,262	23.8%
Total Revenue - The increase in total revenue for the ERS segment for the three and six months ended June 30, 2023, compared to the same periods in 2022, was driven by an increase in revenues for rental equipment and equipment sales revenue. Continued demand across our infrastructure end-markets coupled with positive net fleet acquisition in the current year resulted in greater levels of equipment on rent and equipment purchasing from customers.
Cost of Revenue - The increase in total cost of revenue for the three and six months ended June 30, 2023, compared to the same periods in 2022, was largely due to the increase in cost of equipment sales, resulting from an increase in demand for rental equipment purchases by our customers. The increase is also due to higher levels of fleet maintenance due to the mix of rental returns.
Depreciation - Depreciation of our rental fleet remained flat for the three months ended June 30, 2023, compared to the same period in 2022. For the six months ended June 30, 2023, depreciation of our rental fleet decreased compared to the same period in 2022, primarily due to favorable market demand for used rental equipment.
Gross Profit - The increase in gross profit for the three and six months ended June 30, 2023, compared to the same periods in 2022, was due to the increase in rental revenues and equipment sales for the period.

Truck and Equipment Sales (TES) Segment

	Three Months Ended
(in $000s)	June 30, 2023	June 30, 2022	$ Change	% Change	March 31, 2023	% Change
Equipment sales	$251,423	$181,306	$70,117	38.7%	$209,154	20.2%
Cost of equipment sales	205,464	154,177	51,287	33.3%	175,044	17.4%
Gross profit	$45,959	$27,129	$18,830	69.4%	$34,110	34.7%

	Six Months Ended June 30,
(in $000s)	2023	2022	$ Change	% Change
Equipment sales	$460,577	$349,139	$111,438	31.9%
Cost of equipment sales	380,508	298,225	$82,283	27.6%
Gross profit	$80,069	$50,914	$29,155	57.3%
Equipment Sales - Equipment sales increased for the three and six months ended June 30, 2023, compared to the same periods of 2022, due to the continued supply chain improvements related to the segment's inventory suppliers, which allowed for greater order fulfillments and sustained strong customer demand.
Cost of Equipment Sales - Cost of equipment sales increased for the three and six months ended June 30, 2023, compared to the same periods of 2022, due to the increase in equipment sales.
Gross Profit - The increase in gross profit for the three and six months ended June 30, 2023, compared to the same periods of 2022, is reflective of the positive demand and pricing environment for our products.

Aftermarket Parts and Services (APS) Segment

	Three Months Ended
(in $000s)	June 30, 2023	June 30, 2022	$ Change	% Change	March 31, 2023	% Change
Rental revenue	$4,337	$3,946	$391	9.9%	$4,504	(3.7)%
Parts and services revenue	32,544	31,545	999	3.2%	32,585	(0.1)%
Total revenue	36,881	35,491	1,390	3.9%	37,089	(0.6)%
Cost of revenue	25,988	23,578	2,410	10.2%	26,987	(3.7)%
Depreciation of rental equipment	811	940	(129)	(13.7)%	818	(0.9)%
Total cost of revenue	26,799	24,518	2,281	9.3%	27,805	(3.6)%
Gross profit	$10,082	$10,973	$(891)	(8.1)%	$9,284	8.6%

	Six Months Ended June 30,
(in $000s)	2023	2022	$ Change	% Change
Rental revenue	$8,841	$7,530	$1,311	17.4%
Parts and services revenue	65,129	61,690	3,439	5.6%
Total revenue	73,970	69,220	4,750	6.9%
Cost of revenue	52,975	48,528	4,447	9.2%
Depreciation of rental equipment	1,629	1,938	(309)	(15.9)%
Total cost of revenue	54,604	50,466	4,138	8.2%
Gross profit	$19,366	$18,754	$612	3.3%
Total Revenue - Total revenue increased for the three and six months ended June 30, 2023, compared to the same periods of 2022. Growth in demand for parts, tools and accessories sales was augmented by increased tools and accessories rentals in the Parts, Tools and Accessories (“PTA”) division.
Cost of Revenue - Cost of revenue increased for the three and six months ended June 30, 2023, compared to the same periods of 2022, commensurate with the increase in volume of parts sales and rental activity.
Gross Profit - The decrease in gross profit for the three months ended June 30, 2023, compared to the same period in 2022, was due to product mix changes. The increase in gross profit for the six months ended June 30, 2023, compared to the same period of 2022, is primarily volume driven.

Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months and beyond. As of June 30, 2023, we had $42.2 million in cash and cash equivalents compared to $14.4 million as of December 31, 2022. As of June 30, 2023, we had $492.4 million of outstanding borrowings under our ABL Facility compared to $437.7 million of outstanding borrowing under the ABL Facility as of December 31, 2022.
ABL Facility
As of June 30, 2023, borrowing availability under the ABL Facility was $254.5 million, and outstanding standby letters of credit were $3.1 million. Borrowings under the ABL Facility bear interest at a floating rate, which, at Buyer’s election, could be (a) in the case of U.S. dollar denominated loans, either (i) the SOFR plus an applicable margin or (ii) the base rate plus an applicable margin or (b) in the case of Canadian dollar denominated loans (“CDOR”), the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (x) with respect to base rate loans, 0.50% to 1.00% and (y) with respect to SOFR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
2029 Secured Notes
The Company issued $920.0 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes were issued pursuant to an indenture, dated as of April 1, 2021, between the Issuer, Wilmington Trust, National Association, as trustee and the guarantors party thereto (the “Indenture”). The Issuer pays interest on the 2029 Secured Notes semi-annually in arrears on April 15 and October 15 of each year. Unless earlier redeemed, the 2029 Secured Notes will mature on April 15, 2029.
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
Events of Default
The Indenture provides for customary events of default, including non-payment, failure to comply with covenants or other agreements in the Indenture and certain events of bankruptcy or insolvency. If an event of default occurs and continues with respect to the 2029 Secured Notes, the trustee or the holders of at least 30% in aggregate principal amount of the outstanding 2029 Secured Notes of such series may declare the entire principal amount of all the 2029 Secured Notes to be due and payable immediately (except, that if such event of default is caused by certain events of bankruptcy or insolvency, the entire principal of the 2029 Secured Notes will become due and payable immediately without further action or notice).
Floor Plan Financing
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) which bears interest at a rate of Prime plus 0.80% after an initial interest free period of up to 150 days. The total borrowing capacity under the Daimler Facility is $175.0 million. As of June 30, 2023 and December 31, 2022, borrowings on the Daimler Facility were $93.2 million and $105.4 million, respectively. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $75.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of U.S. Prime Rate minus 0.6%. The PACCAR agreement extends automatically each

April and is subject to termination by either party through written notice. As of June 30, 2023 and December 31, 2022, borrowings on the PACCAR line of credit were $46.5 million and $31.2 million, respectively.
References to the Prime Rate in the foregoing agreements represent the rate as published in the Wall Street Journal.
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. As of June 30, 2023, the Loan Agreement provides the Company with a $370.0 million revolving credit facility, which matures on August 25, 2023 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.25%. As of June 30, 2023 and December 31, 2022, borrowings on the Loan Agreement were $366.1 million and $293.5 million, respectively. On May 26, 2023, the Company notified PNC Equipment Finance, LLC of the Company’s intent to renew the Loan Agreement by an additional two years.
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
Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Six Months Ended June 30,
(in $000s)	2023	2022
Net cash flow from operating activities	$(1,105)	$(21,364)
Net cash flow used in investing activities	(102,897)	(92,689)
Net cash flow from financing activities	131,622	106,654
Effect of exchange rate changes	249	21
Net change in cash and cash equivalents	$27,869	$(7,378)
As of June 30, 2023, we had cash and cash equivalents of $42.2 million, an increase of $27.9 million from December 31, 2022. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility.
Cash Flows from Operating Activities
Net cash used by operating activities was $1.1 million for the six months ended June 30, 2023, as compared to $21.4 million in the same period of 2022. The use of cash in the current period is the result of our increased levels of inventory purchases and production.
Cash Flows from Investing Activities
Net cash used in investing activities was $102.9 million for the six months ended June 30, 2023, as compared to $92.7 million in the same period of 2022. The increase in cash used for investing activities is due to an increase in purchases for rental and non-rental equipment and cloud computing arrangements of $94.1 million, partially offset by an increase of proceeds from sales and disposals of rental equipment of $34.1 million and decrease due to the HiRail acquisition in prior year, net of cash acquired of $49.8 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $131.6 million for the six months ended June 30, 2023, as compared to $106.7 million in 2022. The increase in cash provided by financing activities is due to an increase of net borrowings under the revolving credit facilities of $14.6 million and an increase in proceeds from debt of $13.5 million. These increases were partially offset by the Company’s repurchases of common stock of $4.5 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our asset-based revolving credit facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of June 30, 2023, we had $492.4 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility by approximately $0.6 million on an annual basis.
We, from time to time, may manage a portion of our risks from exposures to fluctuations in interest rates as part of our risk management program through the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings and cash flows caused by fluctuations in the interest rates of our variable-rate debt.
Foreign currency exchange rate risk
During the six months ended June 30, 2023, we generated $28.2 million of revenues denominated in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.6 million on an annual basis. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2023, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
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
During the fourth quarter ended December 31, 2021, we identified control deficiencies related to overall information technology general controls (“ITGCs”) for both user access and program change-management for systems supporting all of the Company’s internal control processes and controls, controls over the completeness and accuracy of information used in business process controls and management review controls. Our business process controls (automated and manual) and management review controls were also deemed ineffective because they are adversely impacted by ineffective ITGCs. These control deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that may not be prevented or detected.
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
(c) Changes to Internal Control Over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On August 2, 2022, our Board of Directors authorized a stock repurchase program for up to $30 million of the Company’s common stock. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs.
The following table contains information regarding our purchases of our common stock during the three months ended June 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $000s)
April 1, 2023 - April 30, 2023	486,958	$6.56	265,725	$16,698
May 1, 2023 - May 31, 2023	237,590	$6.30	237,590	$15,201
June 1, 2023 - June 30, 2023	1,827	$6.52	1,827	$15,189
Total	726,375	$6.47	505,142
Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
3.1
Third Amended and Restated Certificate of Incorporation of Custom Truck One Source, Inc. (Incorporated herein by reference to Annex A to Custom Truck One Source, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-38186) filed on April 28, 2023).

10.1
Second Amended and Restated Stockholders’ Agreement, dated as of April 14, 2023, among Custom Truck One Source, Inc. and certain holders identified therein (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38186) filed on April 14, 2023).

10.2
Amendment No. 1 to Revolving Credit Agreement and U.S. ABL Security Agreement, dated as of July 1, 2021, by and among Capitol Investment Merger Sub 2, LLC, NESCO Holdings II, Inc., the other grantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent

10.3*
Amendment No. 2 to Revolving Credit Agreement, dated as of March 27, 2023, by and among Capitol Investment Merger Sub 2, LLC, NESCO Holdings II, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	August 8, 2023	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	August 8, 2023	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer