Form 10-Q
period 2023-09-30
Custom Truck One Source, Inc.
filed 2023-11-07
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
The number of shares of common stock outstanding as of November 3, 2023 was 242,880,347.

Custom Truck One Source, Inc. and Subsidiaries
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	6
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2023 and 2022	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
	SIGNATURES	39

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s, except per share data)	2023	2022	2023	2022
Revenue
Rental revenue	$118,209	$115,010	$358,666	$336,210
Equipment sales	283,079	210,903	886,486	656,595
Parts sales and services	33,065	31,867	98,194	93,557
Total revenue	434,353	357,780	1,343,346	1,086,362
Cost of Revenue
Cost of rental revenue	29,874	28,207	91,754	82,791
Depreciation of rental equipment	42,469	42,612	126,415	130,900
Cost of equipment sales	228,912	173,588	720,303	545,461
Cost of parts sales and services	25,942	25,201	77,438	71,787
Total cost of revenue	327,197	269,608	1,015,910	830,939
Gross Profit	107,156	88,172	327,436	255,423
Operating Expenses
Selling, general and administrative expenses	56,955	49,835	171,974	152,269
Amortization	6,698	6,794	19,976	27,000
Non-rental depreciation	2,602	1,938	7,973	7,302
Transaction expenses and other	2,890	6,498	10,039	17,192
Total operating expenses	69,145	65,065	209,962	203,763
Operating Income	38,011	23,107	117,474	51,660
Other Expense
Interest expense, net	34,144	22,887	94,945	62,324
Financing and other income	(5,745)	(1,747)	(14,744)	(25,905)
Total other expense	28,399	21,140	80,201	36,419
Income Before Income Taxes	9,612	1,967	37,273	15,241
Income Tax Expense	432	4,349	2,683	7,273
Net Income (Loss)	$9,180	$(2,382)	$34,590	$7,968

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$(2,823)	$(7,651)	$(259)	$(10,287)
Other Comprehensive Loss	(2,823)	(7,651)	(259)	(10,287)
Comprehensive Income (Loss)	$6,357	$(10,033)	$34,331	$(2,319)

Net Income (Loss) Per Share:
Basic	$0.04	$(0.01)	$0.14	$0.03
Diluted	$0.04	$(0.01)	$0.14	$0.03
Weighted-Average Common Shares Outstanding:
Basic (in thousands)	245,810	247,704	245,987	247,448
Diluted (in thousands)	246,594	247,704	246,809	247,926
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$8,793	$14,360
Accounts receivable, net	156,305	193,106
Financing receivables, net	41,914	38,271
Inventory	888,755	596,724
Prepaid expenses and other	21,036	25,784
Total current assets	1,116,803	868,245
Property and equipment, net	136,567	121,956
Rental equipment, net	924,315	883,674
Goodwill	703,812	703,827
Intangible assets, net	284,146	304,132
Operating lease assets	36,920	29,434
Other assets	25,107	26,944
Total Assets	$3,227,670	$2,938,212
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$130,466	$87,255
Accrued expenses	72,550	68,784
Deferred revenue and customer deposits	22,641	34,671
Floor plan payables - trade	194,929	136,634
Floor plan payables - non-trade	396,891	293,536
Operating lease liabilities - current	6,198	5,262
Current maturities of long-term debt	1,286	6,940
Current portion of finance lease obligations	—	1,796
Total current liabilities	824,961	634,878
Long-term debt, net	1,426,062	1,354,766
Finance leases	—	3,206
Operating lease liabilities - noncurrent	31,559	24,818
Deferred income taxes	31,091	29,086
Derivative, warrants and other liabilities	606	3,015
Total long-term liabilities	1,489,318	1,414,891
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized, 249,538,314 and 248,311,104 shares issued and outstanding, at September 30, 2023 and December 31, 2022, respectively	25	25
Treasury stock, at cost — 5,630,643 and 2,241,069 shares at September 30, 2023 and December 31, 2022, respectively	(37,256)	(15,537)
Additional paid-in capital	1,533,823	1,521,487
Accumulated other comprehensive loss	(9,206)	(8,947)
Accumulated deficit	(573,995)	(608,585)
Total stockholders' equity	913,391	888,443
Total Liabilities and Stockholders' Equity	$3,227,670	$2,938,212
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in $000s)	2023	2022
Operating Activities
Net income	$34,590	$7,968
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	162,084	171,121
Amortization of debt issuance costs	4,221	3,485
Provision for losses on accounts receivable	4,522	5,905
Share-based compensation	10,312	9,526
Gain on sales and disposals of rental equipment	(48,392)	(35,064)
Change in fair value of derivative and warrants	(2,409)	(18,013)
Deferred tax expense	1,959	6,792
Changes in assets and liabilities:
Accounts and financing receivables	21,978	(17,637)
Inventories	(290,302)	(155,111)
Prepaids, operating leases and other	6,143	2,475
Accounts payable	42,707	9,900
Accrued expenses and other liabilities	3,620	9,397
Floor plan payables - trade, net	58,295	8,726
Customer deposits and deferred revenue	(12,034)	(5,126)
Net cash flow from operating activities	(2,706)	4,344
Investing Activities
Acquisition of business, net of cash acquired	—	(49,832)
Purchases of rental equipment	(289,984)	(224,002)
Proceeds from sales and disposals of rental equipment	177,623	135,436
Purchase of non-rental property and cloud computing arrangements	(33,251)	(15,529)
Net cash flow from investing activities	(145,612)	(153,927)
Financing Activities
Proceeds from debt	13,537	—
Share-based payments	387	(1,250)
Borrowings under revolving credit facilities	111,057	87,000
Repayments under revolving credit facilities	(56,377)	(34,945)
Repayments of notes payable	(6,674)	(6,126)
Finance lease payments	(2,682)	(3,308)
Repurchase of common stock	(19,936)	(1,752)
Acquisition of inventory through floor plan payables - non-trade	571,062	451,202
Repayment of floor plan payables - non-trade	(467,707)	(348,961)
Payment of debt issuance costs	(110)	—
Net cash flow from financing activities	142,557	141,860
Effect of exchange rate changes on cash and cash equivalents	194	(2,005)
Net Change in Cash and Cash Equivalents	(5,567)	(9,728)
Cash and Cash Equivalents at Beginning of Period	14,360	35,902
Cash and Cash Equivalents at End of Period	$8,793	$26,174

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Nine Months Ended September 30,
(in $000s)	2023	2022
Supplemental Cash Flow Information
Interest paid	$51,142	$44,414
Income taxes paid	1,897	—
Non-Cash Investing and Financing Activities
Rental equipment and property and equipment purchases in accounts payable	596	—
Rental equipment sales in accounts receivable	1,573	747
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,521,487	$(8,947)	$(608,585)	$888,443
Net income	—	—	—	—	—	—	13,800	13,800
Other comprehensive income	—	—	—	—	—	342	—	342
Common stock repurchase	—	(174,744)	—	(1,122)	—	—	—	(1,122)
Share-based payments	130,484	(11,582)	—	(77)	3,451	—	—	3,374
Balance, March 31, 2023	248,441,588	(2,427,395)	$25	$(16,736)	$1,524,938	$(8,605)	$(594,785)	$904,837
Net income	—	—	—	—	—	—	11,610	11,610
Other comprehensive income	—	—	—	—	—	2,222	—	2,222
Common stock repurchases	—	(505,142)	—	(3,205)	—	—	—	(3,205)
Share-based payments	919,763	(221,233)	—	(1,497)	5,505	—	—	4,008
Balance, June 30, 2023	249,361,351	(3,153,770)	$25	$(21,438)	$1,530,443	$(6,383)	$(583,175)	$919,472
Net income	—	—	—	—	—	—	9,180	9,180
Other comprehensive loss	—	—	—	—	—	(2,823)	—	(2,823)
Common stock repurchases	—	(2,466,609)	—	(15,754)	—	—	—	(15,754)
Share-based payments	176,963	(10,264)	—	(64)	3,380	—	—	3,316
Balance, September 30, 2023	249,538,314	(5,630,643)	$25	$(37,256)	$1,533,823	$(9,206)	$(573,995)	$913,391

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,508,995	$—	$(647,490)	$858,510
Net income (loss)	—	—	—	—	—	—	(3,273)	(3,273)
Share-based payments	102,630	(21,505)	—	(287)	3,559	—	—	3,272
Balance, March 31, 2022	247,461,042	(339,591)	$25	$(3,307)	$1,512,554	$—	$(650,763)	$858,509
Net income	—	—	—	—	—	—	13,623	13,623
Other comprehensive loss	—	—	—	—	—	(2,636)	—	(2,636)
Share-based payments	607,561	(150,420)	—	(1,156)	1,785	—	—	629
Balance, June 30, 2022	248,068,603	(490,011)	$25	$(4,463)	$1,514,339	$(2,636)	$(637,140)	$870,125
Net income (loss)	—	—	—	—	—	—	(2,382)	(2,382)
Other comprehensive loss	—	—	—	—	—	(7,651)	—	(7,651)
Common stock repurchases	—	(388,521)	—	(2,437)	—	—	—	(2,437)
Share-based payments	1,250	(305)	—	(3)	4,378	—	—	4,375
Balance, September 30, 2022	248,069,853	(878,837)	$25	$(6,903)	$1,518,717	$(10,287)	$(639,522)	$862,030
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
Note 2: Acquisition
Acquisition of HiRail
On January 14, 2022, a subsidiary of the Company, CTOS Canada, Ltd., closed a Share Purchase Agreement with certain affiliates of Ontario Limited (d/b/a HiRail Leasing), Ontario Inc. (d/b/a Heavy Equipment Repairs), and Ontario Limited (d/b/a Northshore Rail Contracting) (collectively, “HiRail”) to acquire 100% of the equity interests of HiRail. The acquisition of HiRail expands our presence in our strategic markets and deepens our relationships with key customers. HiRail, including the assignment of purchase accounting goodwill (see below), is included in the Company’s ERS segment.
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
HiRail generated $3.8 million and $11.7 million, respectively, of revenue for the three and nine months ended September 30, 2022, and $1.6 million and $2.3 million, respectively, of pre-tax income from January 14, 2022 through September 30, 2022, for the three and nine months ended September 30, 2022, which were included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Costs and expenses related to the acquisition were expensed as incurred and were not material. Additionally, pro forma information as if the acquisition of HiRail had occurred on January 1, 2021 is not being presented as the information is not considered material to the Company’s financial statements.
Note 3: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2023	2022	2023	2022
United States	$424,513	$347,093	$1,305,292	$1,056,324
Canada	9,840	10,687	38,054	30,038
Total revenue	$434,353	$357,780	$1,343,346	$1,086,362
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three and nine months ended September 30, 2023 and 2022 are presented in the table below.

	Three Months Ended September 30,			Three Months Ended September 30,
	2023			2022
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$112,373	$—	$112,373	$110,054	$—	$110,054
Shipping and handling	—	5,836	5,836	—	4,956	4,956
Total rental revenue	112,373	5,836	118,209	110,054	4,956	115,010
Sales and services:
Equipment sales	12,760	270,319	283,079	4,456	206,447	210,903
Parts and services	4,216	28,849	33,065	970	30,897	31,867
Total sales and services	16,976	299,168	316,144	5,426	237,344	242,770
Total revenue	$129,349	$305,004	$434,353	$115,480	$242,300	$357,780

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023			2022
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$339,896	$—	$339,896	$322,634	$—	$322,634
Shipping and handling	—	18,770	18,770	—	13,576	13,576
Total rental revenue	339,896	18,770	358,666	322,634	13,576	336,210
Sales and services:
Equipment sales	56,535	829,951	886,486	20,572	636,023	656,595
Parts and services	15,969	82,225	98,194	8,949	84,608	93,557
Total sales and services	72,504	912,176	984,680	29,521	720,631	750,152
Total revenue	$412,400	$930,946	$1,343,346	$352,155	$734,207	$1,086,362

Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
As of September 30, 2023 and December 31, 2022, the Company had net receivables related to contracts with customers of $61.2 million and $98.0 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had net receivables related to rental contracts and other of $95.1 million and $95.1 million, respectively.
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
Accounts receivable, net consisted of the following:

(in $000s)	September 30, 2023	December 31, 2022
Accounts receivable	$170,514	$212,347
Less: allowance for doubtful accounts	(14,209)	(19,241)
Accounts receivable, net	$156,305	$193,106
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of both September 30, 2023 and December 31, 2022, the Company had approximately $3.0 million of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $19.6 million and $29.6 million in deposits as of September 30, 2023 and December 31, 2022, respectively. Of the $29.6 million deposit liability balance as of December 31, 2022, $28.9 million was recorded as revenue during the nine months ended September 30, 2023 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
The Company does not have material contract assets, and as such, did not recognize any material impairments of any contract assets.
Note 4: Sales-Type Leases
Revenue from sales-type leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2023	2022	2023	2022
Equipment sales	$12,760	$7,099	$56,535	$27,007
Cost of equipment sales	11,714	5,938	54,354	23,073
Gross profit	$1,046	$1,161	$2,181	$3,934
As these transactions remained under rental contracts, $7.1 million and $5.1 million for the three months ended September 30, 2023 and 2022, respectively, and $22.2 million and $15.6 million for the nine months ended September 30, 2023 and 2022, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $4.5 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively, and $12.3 million and $7.8 million, for the nine months ended September 30, 2023 and 2022, respectively.
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

(in $000s)	September 30, 2023	December 31, 2022
Whole goods	$750,047	$468,557
Aftermarket parts and services inventory	138,708	128,167
Inventory	$888,755	$596,724
Note 6: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility. As of September 30, 2023, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows:

(in $000s)	September 30, 2023	December 31, 2022
Trade:
Daimler Truck Financial	$131,637	$105,447
PACCAR Financial Services	63,292	31,187
Trade floor plan payables	$194,929	$136,634
Non-trade:
PNC Equipment Finance, LLC	$396,891	$293,536
Non-trade floor plan payables	$396,891	$293,536
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $10.1 million and $25.0 million for the three and nine months ended September 30, 2023, respectively, and $3.6 million, and $7.5 million for the three and nine months ended September 30, 2022, respectively.

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
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $75.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of U.S. Prime Rate minus 0.71%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
References to the Prime Rate in the foregoing agreements represent the rate as published in The Wall Street Journal.
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. On August 25, 2023, the Company renewed the Loan Agreement by an additional two years. The Loan Agreement as of September 30, 2023, provides the Company with a $400.0 million revolving credit facility, which matures on August 25, 2025 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.00%.
Note 7: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	September 30, 2023	December 31, 2022
Rental equipment	$1,399,840	$1,360,205
Less: accumulated depreciation	(475,525)	(476,531)
Rental equipment, net	$924,315	$883,674
Note 8: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
ABL Facility	$492,400	$437,731	7.2%	6.1%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	13,800	—	5.8%	—
Notes payable	24,986	31,661	3.1%-5.0%	3.1%-5.0%
Total debt outstanding	1,451,186	1,389,392
Deferred financing fees	(23,838)	(27,686)
Total debt net of deferred financing fees	1,427,348	1,361,706
Less: current maturities	(1,286)	(6,940)
Long-term debt	$1,426,062	$1,354,766
As of September 30, 2023, borrowing availability under the ABL Facility was $254.5 million, and outstanding standby letters of credit were $3.1 million.
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

2023 Credit Facility
On January 13, 2023, the Company entered into a new credit agreement allowing for borrowings of up to $18.0 million (the “2023 Credit Facility”). Proceeds from the credit agreement were used to finance a portion of the Company’s acquisition of real property from a related party in December 2022. A portion of the loan proceeds has been used to finance improvements to the property. In connection with entering into the agreement, the Company received net proceeds of $13.7 million with the ability to draw an additional $4.2 million upon completion of certain construction milestones. Borrowings bear interest at a fixed rate of 5.75% per annum and are required to be repaid monthly in an amount of approximately $0.1 million with a balloon payment due on the maturity date of January 13, 2028. Borrowings are secured by the real property and improvements.
Note 9: Earnings Per Share
Basic earnings per share is computed by dividing net earnings by the weighted-average number of shares of Common Stock outstanding. Diluted earnings per share includes the effects of potentially dilutive shares of Common Stock, if dilutive. Our potentially dilutive shares aggregated 29.1 million and 29.0 million for the three and nine months ended September 30, 2023, respectively, and 26.4 million and 25.4 million for the three and nine months ended September 30, 2022, respectively, and included warrants, contingently issuable shares, and share-based compensation, and were not included in the computation of diluted earnings per share because they would be anti-dilutive.
The following tables set forth the computation of basic and dilutive earnings per share:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in $000s, except per share data)	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic earnings	$9,180	245,810	$0.04	$(2,382)	247,704	$(0.01)
Dilutive common share equivalents	—	784	—	—	—	—
Diluted earnings	$9,180	246,594	$0.04	$(2,382)	247,704	$(0.01)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in $000s, except per share data)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings	$34,590	245,987	$0.14	$7,968	247,448	$0.03
Dilutive common share equivalents	—	822	—	—	478	—
Diluted earnings	$34,590	246,809	$0.14	$7,968	247,926	$0.03

Note 10: Equity
Preferred Stock
As of September 30, 2023 and December 31, 2022, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing for the repurchase of up to $30 million of the Company’s ordinary common shares. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As the Company exhausted this program during the quarter, on September 14, 2023, the Board of Directors approved a stock repurchase program that authorizes additional repurchases of up to $25 million of shares of the Company’s ordinary common shares.
During the three and nine months ended September 30, 2023, the Company repurchased approximately 2.5 million and 3.1 million shares of its common stock, respectively, which are held in treasury, for a total cost of $15.8 million and $20.1 million including commission fees. At September 30, 2023, $24.4 million was available under the stock repurchase program.
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
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
September 30, 2023
ABL Facility	$492,400	$—	$492,400	$—
2029 Secured Notes	920,000	—	809,600	—
2023 Credit Facility	13,800	—	13,800	—
Other notes payable	24,986	—	24,986	—
Warrant liabilities	603	—	—	603

December 31, 2022
ABL Facility	$437,731	$—	$437,731	$—
2029 Secured Notes	920,000	—	814,200	—
Other notes payable	31,661	—	31,661	—
Warrant liabilities	3,012	—	—	3,012
The carrying amounts of the ABL Facility, the 2023 Credit Facility and other notes payable approximated fair value as of September 30, 2023 and December 31, 2022 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers. The Level 3 fair value presented above consists of the fair value of the Non-Public Warrants. The Company estimated the fair value using the Black-Scholes option-pricing model based on the market value of the underlying Common Stock, the remaining contractual term of the warrant, risk-free interest rates and expected dividends, and expected volatility of the price of the underlying Common Stock. The changes in the fair value of the warrant liabilities are recorded in

Financing and other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.
Note 12: Income Taxes
For interim periods, we estimate our annual effective tax rate, exclusive of discrete items, which is derived primarily by our estimate of our valuation allowance as of the end of our fiscal year. The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 differs from the U.S. federal statutory tax rate due to the recording of valuation allowances. We recorded an income tax expense of $2.7 million for the nine months ended September 30, 2023 resulting in an effective tax rate of 7% compared to an income tax expense of $7.3 million for the comparable prior year period, at an effective tax rate of 48%. The reduction in the effective tax rate for the nine months ended September 30, 2023 compared to same period in 2022, was primarily due to discrete items recorded in the third quarter of 2022, including derivative mark-to-market adjustments and certain tax attribute changes related to personal property.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, implements a 15% minimum tax for certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. The IRA is effective for tax years beginning after December 31, 2022. The IRA does not have a material effect on our consolidated financial statements. We will continue to monitor the additional guidance from the Internal Revenue Service (the “IRS”).
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
Legal Matters
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. At this time, no claims of these types, certain of which are covered by insurance policies, have had a material effect on the Company. Certain jurisdictions in which the Company operates do not allow insurance recoveries related to punitive damages. For matters pertaining to the pre-acquisition activities of Custom Truck One Source, L.P. (“Custom Truck LP”), the sellers of Custom Truck LP have agreed to indemnify the Company for losses arising out of the breach of pre-closing covenants in the purchase agreement and certain indemnified tax matters discussed below, with recourse limited to $10.0 million and $8.5 million escrow accounts, respectively.
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
Facilities Leases and Other — The Company leased certain facilities, as well as purchased aircraft charter services, from entities owned by members of the Company’s management and their immediate families. Lease and charter services payments related to these transactions are immaterial. Rent and air travel expenses are recorded in selling, general, and administrative expenses. In December 2022, the Company terminated the lease agreements and purchased the facilities and land from these related parties for a purchase price of approximately $15.4 million.
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
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2023	2022	2023	2022
Total revenues from transactions with related parties	$4,728	$8,385	$23,231	$27,128
Expenses incurred from transactions with related parties included in cost of revenue	$239	$297	$1,091	$2,109
Expenses incurred from transactions with related parties included in operating expenses	$1,391	$1,398	$4,154	$4,635
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	September 30, 2023	December 31, 2022
Accounts receivable from related parties	$695	$5,053
Accounts payable to related parties	$140	$36
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
The Company’s segment results are presented in the tables below:

	Three Months Ended September 30,
	2023
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$114,929	$—	$3,280	$118,209
Equipment sales	52,175	230,904	—	283,079
Parts and services	—	—	33,065	33,065
Total revenue	167,104	230,904	36,345	434,353
Cost of revenue:
Rentals/parts and services	29,613	—	26,203	55,816
Equipment sales	37,828	191,084	—	228,912
Depreciation of rental equipment	41,652	—	817	42,469
Total cost of revenue	109,093	191,084	27,020	327,197
Gross profit	$58,011	$39,820	$9,325	$107,156

	Three Months Ended September 30,
	2022
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$112,009	$—	$3,001	$115,010
Equipment sales	37,121	173,782	—	210,903
Parts and services	—	—	31,867	31,867
Total revenue	149,130	173,782	34,868	357,780
Cost of revenue:
Rentals/parts and services	27,221	—	26,187	53,408
Equipment sales	27,015	146,573	—	173,588
Depreciation of rental equipment	41,776	—	836	42,612
Total cost of revenue	96,012	146,573	27,023	269,608
Gross profit	$53,118	$27,209	$7,845	$88,172

	Nine Months Ended September 30,
	2023
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$346,545	$—	$12,121	$358,666
Equipment sales	195,005	691,481	—	886,486
Parts and services	—	—	98,194	98,194
Total revenue	541,550	691,481	110,315	1,343,346
Cost of revenue:
Rentals/parts and services	90,014	—	79,178	169,192
Equipment sales	148,711	571,592	—	720,303
Depreciation of rental equipment	123,969	—	2,446	126,415
Total cost of revenue	362,694	571,592	81,624	1,015,910
Gross profit	$178,856	$119,889	$28,691	$327,436

	Nine Months Ended September 30,
	2022
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$325,679	$—	$10,531	$336,210
Equipment sales	133,674	522,921	—	656,595
Parts and services	—	—	93,557	93,557
Total revenue	459,353	522,921	104,088	1,086,362
Cost of revenue:
Rentals/parts and services	79,863	—	74,715	154,578
Equipment sales	100,663	444,798	—	545,461
Depreciation of rental equipment	128,126	—	2,774	130,900
Total cost of revenue	308,652	444,798	77,489	830,939
Gross profit	$150,701	$78,123	$26,599	$255,423

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
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2023	2022	2023	2022
Gross Profit	$107,156	$88,172	$327,436	$255,423
Selling, general and administrative expenses	56,955	49,835	171,974	152,269
Amortization	6,698	6,794	19,976	27,000
Non-rental depreciation	2,602	1,938	7,973	7,302
Transaction expenses and other	2,890	6,498	10,039	17,192
Interest expense, net	34,144	22,887	94,945	62,324
Financing and other income	(5,745)	(1,747)	(14,744)	(25,905)
Income Before Income Taxes	$9,612	$1,967	$37,273	$15,241
The following table presents total assets by country:

(in $000s)	September 30, 2023	December 31, 2022
Assets:
United States	$3,109,472	$2,830,958
Canada	118,198	107,254
Total Assets	$3,227,670	$2,938,212

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
Financing and other income — Financing and other income reflects the financing income associated with sales-type lease activity, foreign currency gains and losses related to our Canadian operations, as well as other miscellaneous gains or losses from non-operating activities. Also included in financing and other income are the unrealized remeasurement gains and losses related to our warrants.
Interest expense — Interest expense consists of contractual interest expense on outstanding debt obligations, floorplan financing facilities, amortization of deferred financing costs and other related financing expenses.

Income Tax Expense — We have net operating loss carryforward and disallowed interest deduction carryforward assets, which are generally available to be used to offset taxable income generated in future years. Due to limitations on the use of these carryforwards under U.S. federal and state income tax regulations, we record valuation allowances to reduce the carryforward assets to amounts that we estimate will be realized. Accordingly, income tax expense or benefit generally is comprised of changes to these valuation allowance estimates and does not reflect taxes on current period income (or tax benefit on current period losses). For these reasons, our effective tax rate differs from the federal statutory tax rate.
Performance Measures
We consider the following key operational measures when evaluating our performance and making day-to-day operating decisions:
Ending OEC — Ending original equipment cost (“OEC”) is the original equipment cost of units comprising our fleet of rental inventory at the end of the measurement period. OEC represents the original equipment cost, exclusive of the effect of adjustments to rental equipment fleet acquired in business combinations, and is the basis for calculating certain of the measures set forth below. Additionally, the pricing of our rental contracts and equipment sales prices for our equipment is based upon OEC, and we measure a rate of return from our rentals and sales using OEC. OEC is a widely used industry metric to compare fleet dollar value independent of depreciation.
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
OEC on rent yield — OEC on rent yield (“ORY”) is a measure of return realized by our rental fleet during a period. ORY is calculated as rental revenue (excluding freight recovery and ancillary fees) during the stated period divided by the average OEC on rent for the same period. For periods of less than 12 months, ORY is adjusted to an annualized basis.

Sales order backlog — Sales order backlog consists of purchase orders received for customized and stock equipment. Sales order backlog should not be considered an accurate measure of future net sales.
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of September 30, 2023, this equipment (the “rental fleet”) is comprised of more than 10,200 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end-user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet of the foregoing products.
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
The Company defines Adjusted EBITDA as net income or loss before interest expense, income taxes, depreciation and amortization, share-based compensation, and other items that the Company does not view as indicative of ongoing performance. The Company’s Adjusted EBITDA includes an adjustment to exclude the effects of purchase accounting adjustments when calculating the cost of inventory and used rental equipment sold. When inventory or rental equipment is purchased in connection with a business combination, the assets are revalued to their current fair values for accounting purposes. The consideration transferred (i.e., the purchase price) in a business combination is allocated to the fair values of the assets as of the acquisition date, with amortization or depreciation recorded thereafter following applicable accounting policies; however, this may not be indicative of the actual cost to acquire inventory or new equipment that is added to product inventory or the rental fleets apart from a business acquisition. The Company also includes an adjustment to remove the impact of accounting for certain of our rental contracts that are accounted for under GAAP as a sales-type lease, however, in actuality, the rental contract remains in place, and we continue to invoice the rentals to the customers. Sales-type lease accounting results in an accelerated revenue recognition profile compared to the period of service (that is, time of use by the rental customer) that is provided evenly over the duration of our time-based rental contracts, and compared to the cash payment profile, which is typically received evenly over the duration of our rental contracts. We include this adjustment because we believe continuing to reflect the transactions as an operating lease more closely measures the period of service provided and rental payment receipts better reflects the economics of the transactions given our large portfolio of rental contracts. These, and other, adjustments to GAAP net income or loss that are applied to derive Adjusted EBITDA conform to the definitions in the Company’s senior secured credit agreements.
Although management evaluates and presents Adjusted EBITDA for the reasons described herein, please be aware that this non-GAAP measure has limitations and should not be considered in isolation or as a substitute for revenue, operating income/loss, net income/loss, earnings/loss per share or any other comparable operating measure prescribed by GAAP. In addition, we may calculate and/or present this non-GAAP financial measure differently than measures with the same or similar names that other companies report, and, as a result, the non-GAAP measure we report may not be comparable to those reported by others. Reconciliations of GAAP financial information to Adjusted EBITDA are provided below.

Results of Operations
Three and nine months ended September 30, 2023 compared to the same periods in 2022
Consolidated Results of Operations

	Three Months Ended
(in $000s)	September 30, 2023	% of revenue	September 30, 2022	% of revenue	$ Change	% change	June 30, 2023	% of revenue
Rental revenue	$118,209	27.2%	$115,010	32.1%	$3,199	2.8%	$122,169	26.7%
Equipment sales	283,079	65.2%	210,903	58.9%	72,176	34.2%	302,117	66.1%
Parts sales and services	33,065	7.6%	31,867	8.9%	1,198	3.8%	32,544	7.1%
Total revenue	434,353	100.0%	357,780	100.0%	76,573	21.4%	456,830	100.0%
Cost of revenue, excluding rental equipment depreciation	284,728	65.6%	226,996	63.4%	57,732	25.4%	302,595	66.2%
Depreciation of rental equipment	42,469	9.8%	42,612	11.9%	(143)	(0.3)%	43,616	9.5%
Gross profit	107,156	24.7%	88,172	24.6%	18,984	21.5%	110,619	24.2%
Operating expenses	69,145		65,065		4,080	6.3%	71,044
Operating income	38,011		23,107		14,904	64.5%	39,575
Total other expense	28,399		21,140		7,259	34.3%	26,577
Income before income taxes	9,612		1,967		7,645	388.7%	12,998
Income tax expense	432		4,349		(3,917)	(90.1)%	1,388
Net income (loss)	$9,180		$(2,382)		$11,562	NM	$11,610

	Nine Months Ended September 30,
(in $000s)	2023	% of revenue	2022	% of revenue	$ Change	% of change
Rental revenue	$358,666	26.7%	$336,210	30.9%	$22,456	6.7%
Equipment sales	886,486	66.0%	656,595	60.4%	229,891	35.0%
Parts sales and services	98,194	7.3%	93,557	8.6%	4,637	5.0%
Total revenue	1,343,346	100.0%	1,086,362	100.0%	256,984	23.7%
Cost of revenue, excluding rental equipment depreciation	889,495	66.2%	700,039	64.4%	189,456	27.1%
Depreciation of rental equipment	126,415	9.4%	130,900	12.0%	(4,485)	(3.4)%
Gross profit	327,436	24.4%	255,423	23.5%	72,013	28.2%
Operating expenses	209,962		203,763		6,199	3.0%
Operating income	117,474		51,660		65,814	127.4%
Total other expense	80,201		36,419		43,782	120.2%
Income before income taxes	37,273		15,241		22,032	144.6%
Income tax expense	2,683		7,273		(4,590)	(63.1)%
Net income (loss)	$34,590		$7,968		$26,622	334.1%
Total Revenue - The increase in total revenue for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to strong customer demand for new equipment and used rental equipment. Equipment sales increased as the continuing improvement in supply chain challenges allowed for greater order fulfillments and our ability to replenish inventory.
Cost of Revenue, Excluding Rental Equipment Depreciation - The increase in cost of revenue, excluding rental equipment depreciation for the three and nine months ended September 30, 2023 compared to the same periods in 2022, was driven primarily by the increase in new and rental equipment sales volume.
Depreciation of Rental Equipment - Depreciation of our rental fleet was flat in the three months ended September 30, 2023 as a result of the higher level of rental equipment sales offset by higher rental equipment levels. For the nine months ended September 30, 2023, depreciation of our rental fleet decreased due to favorable market demand for used rental equipment.
Operating Expenses - Operating expenses increased in the three and nine months ended September 30, 2023 compared to the same periods in 2022, primarily as a result of an increase in general and administrative expenses due to higher commissions, increased headcount and wages, elevated marketing-related activities, and additional expense associated with various information technology projects.
Total Other Expense - Other expense for the three and nine months ended September 30, 2023 compared to the same periods in 2022 increased primarily due to the increase in interest expense from variable rate debt and floor plan financing liabilities. Additionally for the nine months ended, the increase is also attributable to the mark-to-market income (loss) from the private warrants liability (accounted for as a derivative financial instrument) being in an income position of $2.4 million for the nine months ended September 30, 2023, compared to a gain of $18.0 million for the same period in 2022.
Income Tax Expense - Income tax expense for the three and nine months ended September 30, 2023 of $0.4 million and $2.7 million, respectively, resulting in an effective tax rate of 4% and 7%, respectively, compared to income tax expense for the three and nine months ended September 30, 2022 of $2.7 million and $7.3 million, respectively, at an effective tax rate of 221% and 48%, respectively. The reduction in the effective tax rate was primarily due to discrete items recorded in the third quarter of 2022, including derivative mark-to-market adjustments and certain tax attribute changes related to personal property.
Net Income (Loss) - The increase in net income for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily the result of gross profit expansion, partially offset by higher interest expense on variable-rate debt and variable-rate floor plan liabilities.
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

	Three Months Ended
(in $000s)	September 30, 2023	September 30, 2022	Change	% Change	June 30, 2023	% Change
Ending OEC	$1,466,000	$1,428,800	$37,200	2.6%	$1,467,779	(0.1)%
Average OEC on rent	$1,155,600	$1,182,500	$(26,900)	(2.3)%	$1,203,855	(4.0)%
Fleet utilization	78.9%	83.8%	(4.9)%	(5.8)%	81.7%	(3.4)%
OEC on rent yield	40.8%	38.5%	2.3%	6.0%	40.1%	1.7%
Sales order backlog	$779,295	$709,180	$70,115	9.9%	$863,757	(9.8)%

	Nine Months Ended September 30,
(in $000s)	2023	2022	Change	% Change
Ending OEC	$1,466,000	$1,428,800	$37,200	2.6%
Average OEC on rent	$1,191,300	$1,161,400	$29,900	2.6%
Fleet utilization	81.3%	83.0%	(1.7)%	(2.0)%
OEC on rent yield	39.8%	38.9%	0.9%	2.3%
Sales order backlog	$779,295	$709,180	$70,115	9.9%
Ending OEC - The increase in Ending OEC for the three and nine months ended September 30, 2023 compared to the same periods in 2022, was driven by positive net rental fleet additions since the second quarter of 2022, partially offset by our continued focus on selling older equipment from our rental fleet at current advantageous residual values.
Average OEC on Rent - Average OEC on rent for the three months ended September 30, 2023 remained flat when compared to the same period in 2022. The increase in Average OEC on rent for the nine months ended September 30, 2023 was driven by fleet growth and continued strong rental demand.
Fleet Utilization - Fleet utilization decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022, due to project delays related to transmission and distribution work caused by elevated temperatures in North America.

OEC on Rent Yield - OEC on Rent Yield increased for the three and nine months ended September 30, 2023 compared to the same periods of 2022, as a result of the impact of the favorable pricing environment for our rental products, reflective of strong demand.
Sales Order Backlog - The increase in sales order backlog for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was driven by continued strong customer demand.

Adjusted EBITDA
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA. As previously noted, Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for revenue, operating income, net income (loss), earnings per share, or any other comparable measures prescribed by GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended June 30, 2023
(in $000s)	2023	2022	2023	2022
Net income (loss)	$9,180	$(2,382)	$34,590	$7,968	$11,610
Interest expense	24,044	19,338	69,982	54,833	23,575
Income tax expense	432	4,349	2,683	7,273	1,388
Depreciation and amortization	54,552	54,001	162,083	171,121	55,441
EBITDA	88,208	75,306	269,338	241,195	92,014
Adjustments:
Non-cash purchase accounting impact (1)	5,884	3,408	13,552	14,801	469
Transaction and integration costs (2)	2,890	6,501	10,039	17,192	3,689
Sales-type lease adjustment (3)	1,640	1,232	7,736	3,793	3,293
Share-based payments (4)	2,843	4,378	10,312	9,526	4,322
Change in fair value of derivative and warrants (5)	(1,280)	809	(2,409)	(18,013)	(604)
Adjusted EBITDA	$100,185	$91,634	$308,568	$268,494	$103,183
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended June 30, 2023
(in $000s)	2023	2022	2023	2022
Equipment sales	$(12,760)	$(7,099)	$(56,535)	$(27,007)	$(19,603)
Cost of equipment sales	11,714	5,938	54,354	23,073	19,415
Gross profit	(1,046)	(1,161)	(2,181)	(3,934)	(188)
Interest income	(4,461)	(2,719)	(12,295)	(7,827)	(4,406)
Rentals invoiced	7,147	5,112	22,212	15,554	7,887
Sales-type lease adjustment	$1,640	$1,232	$7,736	$3,793	$3,293
(4) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents the credit to earnings for the change in fair value of the liability for private warrants.

Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended
(in $000s)	September 30, 2023	September 30, 2022	$ Change	% Change	June 30, 2023	% Change
Rental revenue	$114,929	$112,009	$2,920	2.6%	$117,832	(2.5)%
Equipment sales	52,175	37,121	15,054	40.6%	50,694	2.9%
Total revenue	167,104	149,130	17,974	12.1%	168,526	(0.8)%
Cost of rental revenue	29,613	27,221	2,392	8.8%	31,341	(5.5)%
Cost of equipment sales	37,828	27,015	10,813	40.0%	39,802	(5.0)%
Depreciation of rental equipment	41,652	41,776	(124)	(0.3)%	42,805	(2.7)%
Total cost of revenue	109,093	96,012	13,081	13.6%	113,948	(4.3)%
Gross profit	$58,011	$53,118	$4,893	9.2%	$54,578	6.3%

	Nine Months Ended September 30,
(in $000s)	2023	2022	$ Change	% Change
Rental revenue	$346,545	$325,679	$20,866	6.4%
Equipment sales	195,005	133,674	61,331	45.9%
Total revenue	541,550	459,353	82,197	17.9%
Cost of rental revenue	90,014	79,863	10,151	12.7%
Cost of equipment sales	148,711	100,663	48,048	47.7%
Depreciation of rental equipment	123,969	128,126	(4,157)	(3.2)%
Total cost of revenue	362,694	308,652	54,042	17.5%
Gross profit	$178,856	$150,701	$28,155	18.7%
Total Revenue - The increase in total revenue for the ERS segment for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was driven by an increase in revenues for rental equipment and equipment sales revenue. Continued demand across our infrastructure end-markets coupled with positive net fleet acquisition in the current year resulted in greater levels of equipment on rent and equipment purchasing from customers.
Cost of Revenue - The increase in total cost of revenue for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was largely due to the increase in cost of equipment sales, resulting from an increase in demand for rental equipment purchases by our customers. The increase is also due to higher levels of fleet maintenance due to the mix of rental returns.
Depreciation - Depreciation of our rental fleet remained flat for the three months ended September 30, 2023, compared to the same period in 2022. For the nine months ended September 30, 2023, depreciation of our rental fleet decreased compared to the same period in 2022, primarily due to favorable market demand for used rental equipment.
Gross Profit - The increase in gross profit for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was due to the increase in rental revenues and equipment sales for the period.

Truck and Equipment Sales (TES) Segment

	Three Months Ended
(in $000s)	September 30, 2023	September 30, 2022	$ Change	% Change	June 30, 2023	% Change
Equipment sales	$230,904	$173,782	$57,122	32.9%	$251,423	(8.2)%
Cost of equipment sales	191,084	146,573	44,511	30.4%	205,464	(7.0)%
Gross profit	$39,820	$27,209	$12,611	46.3%	$45,959	(13.4)%

	Nine Months Ended September 30,
(in $000s)	2023	2022	$ Change	% Change
Equipment sales	$691,481	$522,921	$168,560	32.2%
Cost of equipment sales	571,592	444,798	$126,794	28.5%
Gross profit	$119,889	$78,123	$41,766	53.5%
Equipment Sales - Equipment sales increased for the three and nine months ended September 30, 2023, compared to the same periods of 2022, due to the continued supply chain improvements related to the segment's inventory suppliers, which allowed for greater order fulfillments and sustained strong customer demand.
Cost of Equipment Sales - Cost of equipment sales increased for the three and nine months ended September 30, 2023, compared to the same periods of 2022, due to the increase in equipment sales.
Gross Profit - The increase in gross profit for the three and nine months ended September 30, 2023, compared to the same periods of 2022, is reflective of the positive demand and pricing environment for our products.

Aftermarket Parts and Services (APS) Segment

	Three Months Ended
(in $000s)	September 30, 2023	September 30, 2022	$ Change	% Change	June 30, 2023	% Change
Rental revenue	$3,280	$3,001	$279	9.3%	$4,337	(24.4)%
Parts and services revenue	33,065	31,867	1,198	3.8%	32,544	1.6%
Total revenue	36,345	34,868	1,477	4.2%	36,881	(1.5)%
Cost of revenue	26,203	26,187	16	0.1%	25,988	0.8%
Depreciation of rental equipment	817	836	(19)	(2.3)%	811	0.7%
Total cost of revenue	27,020	27,023	(3)	—%	26,799	0.8%
Gross profit	$9,325	$7,845	$1,480	18.9%	$10,082	(7.5)%

	Nine Months Ended September 30,
(in $000s)	2023	2022	$ Change	% Change
Rental revenue	$12,121	$10,531	$1,590	15.1%
Parts and services revenue	98,194	93,557	4,637	5.0%
Total revenue	110,315	104,088	6,227	6.0%
Cost of revenue	79,178	74,715	4,463	6.0%
Depreciation of rental equipment	2,446	2,774	(328)	(11.8)%
Total cost of revenue	81,624	77,489	4,135	5.3%
Gross profit	$28,691	$26,599	$2,092	7.9%
Total Revenue - Total revenue increased for the three and nine months ended September 30, 2023, compared to the same periods of 2022. Growth in demand for parts, tools and accessories sales was augmented by increased tools and accessories rentals in the Parts, Tools and Accessories (“PTA”) division.
Cost of Revenue - Cost of revenue increased for the three and nine months ended September 30, 2023, compared to the same periods of 2022, commensurate with the increase in volume of parts sales and rental activity.
Gross Profit - The increase in gross profit for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was primarily volume driven.

Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months and beyond. As of September 30, 2023, we had $8.8 million in cash and cash equivalents compared to $14.4 million as of December 31, 2022. As of September 30, 2023, we had $492.4 million of outstanding borrowings under our ABL Facility compared to $437.7 million of outstanding borrowing under the ABL Facility as of December 31, 2022.
ABL Facility
As of September 30, 2023, borrowing availability under the ABL Facility was $254.5 million, and outstanding standby letters of credit were $3.1 million. Borrowings under the ABL Facility bear interest at a floating rate, which, at Buyer’s election, could be (a) in the case of U.S. dollar denominated loans, either (i) the SOFR plus an applicable margin or (ii) the base rate plus an applicable margin or (b) in the case of Canadian dollar denominated loans (“CDOR”), the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (x) with respect to base rate loans, 0.50% to 1.00% and (y) with respect to SOFR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility. The only financial covenant that currently exists under the ABL Facility is the fixed charge coverage ratio. The fixed charge coverage ratio is defined as the ratio of Adjusted EBITDA to fixed charges (as defined in the agreement) and will only apply in the future if specified availability under the ABL Facility falls below 10% of the maximum revolver amount under the ABL Facility. As of September 30, 2023, specified availability under the ABL Facility exceeded the required threshold and, as a result, this financial covenant was inapplicable.
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
Floor Plan Financing
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) which bears interest at a rate of Prime plus 0.80% after an initial interest free period of up to 150 days. The total borrowing capacity under the Daimler Facility is $175.0 million. As of September 30, 2023 and December 31, 2022, borrowings on the Daimler Facility were $131.6 million and $105.4 million, respectively. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR

The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $75.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of U.S. Prime Rate minus 0.71%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice. As of September 30, 2023 and December 31, 2022, borrowings on the PACCAR line of credit were $63.3 million and $31.2 million, respectively.
References to the Prime Rate in the foregoing agreements represent the rate as published in the Wall Street Journal.
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. On August 25, 2023, the Company renewed the Loan Agreement by an additional two years. As of September 30, 2023, the Loan Agreement provides the Company with a $400.0 million revolving credit facility, which matures on August 25, 2025 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.00%. As of September 30, 2023 and December 31, 2022, borrowings on the Loan Agreement were $396.9 million and $293.5 million, respectively.
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
2023 Credit Facility
On January 13, 2023, the Company entered into a new credit agreement allowing for borrowings of up to $18.0 million (the “2023 Credit Facility”). Proceeds from the credit agreement were used to finance a portion of the Company’s acquisition of real property from a related party in December 2022. A portion of the loan proceeds has been used to finance improvements to the property. In connection with entering into the agreement, the Company received proceeds of $13.7 million with the ability to draw an additional $4.2 million upon completion of certain construction milestones. Borrowings bear interest at a fixed rate of 5.75% per annum and are required to be repaid monthly in an amount of approximately $0.1 million with a balloon payment due on the maturity date of January 13, 2028. Borrowings are secured by the real property and improvements.
Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Nine Months Ended September 30,
(in $000s)	2023	2022
Net cash flow from operating activities	$(2,706)	$4,344
Net cash flow from investing activities	(145,612)	(153,927)
Net cash flow from financing activities	142,557	141,860
Effect of exchange rate changes	194	(2,005)
Net change in cash and cash equivalents	$(5,567)	$(9,728)
As of September 30, 2023, we had cash and cash equivalents of $8.8 million, a decrease of $5.6 million from December 31, 2022. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility, and availability under our credit facilities.
Cash Flows from Operating Activities
Net cash used by operating activities was $2.7 million for the nine months ended September 30, 2023, as compared to net cash provided by operating activities of $4.3 million in the same period of 2022. The use of cash in the current period is the result of our increased levels of inventory purchases and production.
Cash Flows from Investing Activities
Net cash used in investing activities was $145.6 million for the nine months ended September 30, 2023, as compared to $153.9 million in the same period of 2022. The decrease in cash used for investing activities is due to the cash paid for acquisition, net of cash acquired in 2022 of $49.8 million as well as an increase in proceeds from sales and disposals of rental equipment of $42.2 million, partially offset by an increase in purchases for rental and non-rental equipment and cloud computing arrangements of $83.6 million.
Cash Flows from Financing Activities
Net cash provided by financing activities remained flat with $142.6 million for the nine months ended September 30, 2023, as compared to $141.9 million in 2022.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our asset-based revolving credit facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of September 30, 2023, we had $1,084.2 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under floor plan financing and the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense under floor plan financing and the ABL Facility by approximately $1.4 million on an annual basis.
We, from time to time, may manage a portion of our risks from exposures to fluctuations in interest rates as part of our risk management program through the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings and cash flows caused by fluctuations in the interest rates of our variable-rate debt.
Foreign currency exchange rate risk
During the nine months ended September 30, 2023, we generated $38.1 million of revenues denominated in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.5 million on an annual basis. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2023, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
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
(b) Remediation of the Material Weakness in Internal Control Over Financial Reporting
The Company is in the process of implementing changes associated with the design, implementation, and monitoring ITGCs in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes to ensure that internal controls are designed and operating effectively. A significant portion of our remediation plan to address the control deficiencies encompassed implementation of our new enterprise resource planning (“ERP”) system, which was completed in the second quarter of 2022. The new ERP system allows us to address segregation of duties by establishing user roles specific to the nature of each job function. We are also establishing controls to ensure appropriate authorization of new user access requests, including performance of routine reviews of user access, and controls over program-change management. Additionally, we are in the process of enhancing relevant process level controls that are relevant to the preparation of consolidated financial statements and, accordingly, efforts to remediate the ITGC deficiencies were continuing through the nine months ended September 30, 2023. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
(c) Changes to Internal Control Over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On August 2, 2022, our Board of Directors authorized a stock repurchase program for up to $30 million of the Company’s common stock. As the Company exhausted this program during the quarter, on September 14, 2023, the Board of Directors approved a stock repurchase program that authorizes additional repurchases of up to $25 million of shares of the Company’s common stock. The authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs.
The following table contains information regarding our purchases of our common stock during the three months ended September 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $000s)
July 1, 2023 - July 31, 2023	—	$—	—	$15,189
August 1, 2023 - August 31, 2023	159,686	$6.46	159,686	$14,157
September 1, 2023 - September 30, 2023	2,317,187	$6.38	2,306,923	$24,436
Total	2,476,873	$6.39	2,466,609
Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
10.1+	Employment Agreement, dated August 2, 2023, by and between Paul M. Jolas and Custom Truck One Source, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+Management contract or compensatory plan.
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	November 7, 2023	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	November 7, 2023	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer