Form 10-K
period 2023-12-31
Custom Truck One Source, Inc.
filed 2024-03-07
CIK 1709682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The aggregate market value of shares of common stock held by non-affiliates, computed by reference to the closing price for such common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $398.4 million.
The number of shares of common stock outstanding as of March 1, 2024 was 240,265,228.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement related to the 2024 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 29, 2024.	Part III (Items 10, 11, 12, 13, and 14)

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
•competition in the equipment dealership and rental industries;
•our sales order backlog may not be indicative of the level of our future revenues;
•increases in unionization rate in our workforce;
•our inability to recruit and retain the experienced personnel, including skilled technicians, we need to compete in our industries;
•our inability to attract and retain highly skilled personnel and our inability to retain or plan for succession of our senior management;
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
•uncertainty relating to macroeconomic conditions, unfavorable conditions in the capital and credit markets and our inability to obtain additional capital as required;
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
•disruptions or security compromises affecting our information technology systems or those of our critical services providers could adversely affect our operating results by subjecting us to liability, and limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, or implement strategic initiatives;
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

PART I
Item 1.     Business
Company Overview
Custom Truck One Source, Inc. (“we,” “our,” “us,” “Custom Truck,” or “the Company”), a Delaware corporation, and its wholly owned subsidiaries are engaged in the business of providing a range of services and products to customers through rentals and sales of specialty equipment, rentals and sales of aftermarket parts and services related to the specialty equipment, and repair, maintenance, and customization services related to that equipment. On April 1, 2021, Nesco Holdings Inc. completed the acquisition of Custom Truck One Source, L.P. and changed its name to “Custom Truck One Source, Inc.”
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
We operate with a differentiated “one-stop-shop” business model, offering equipment rental, new and used equipment sales, and aftermarket parts and service out of more than 35 locations across the U.S. and Canada. Customers receive additional support throughout the country from Custom Truck’s twenty-four hour, seven-day a week (“24/7”) call center, approximately 90 mobile technicians, and over 2,600 third-party service partners. Custom Truck and its customers also benefit from its sophisticated sourcing model and large-scale integrated production and customization capabilities, which enhance the quality and diversity of its equipment offerings, reduce both cost and lead times for equipment sales and provide greater flexibility to optimize its rental fleet. These attributes, together with a strong reputation built over many years, position Custom Truck to capitalize on attractive secular growth trends across its end-markets.
Custom Truck owns one of the industry’s largest fleets of specialty rental equipment focused on electric utility transmission and distribution (“T&D”), rail, telecommunications, and infrastructure end-markets through our ERS segment. As of December 31, 2023, our fleet is comprised of more than 10,300 units with an average unit age of approximately 3.5 years, which we believe is young by rental fleet standards and compares favorably to the long useful life of the equipment. Our rental fleet is managed on a national level, which allows us to efficiently reposition equipment in response to shifts in regional demand and thereby sustain strong utilization levels.
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
End-Market Overview
Our core end-markets include electric utility T&D, telecom, rail and general infrastructure, among others.
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
Electric Utility T&D End-Market
Maintaining safe and effective transmission and distribution lines is critical to national infrastructure, as they carry the electricity that powers the nation. Transmission lines carry high voltage electricity long distances, while distribution lines carry electricity from local transformers to houses and businesses. Additionally, as the economy “electrifies,” in pursuit of reducing greenhouse gas emissions, electric reliability has become increasingly important. There will continue to be an increasing need for grid resiliency projects such as fire mitigation and storm hardening, and substantial renewable energy investments will be required in the electric transmission grid. From 2008 to 2022, compound annual growth rates for capital expenditures relating to transmission, distribution and solar were approximately 7%, 6% and 50%, respectively. Our specialty equipment is used for these projects, including the maintenance and repair of live lines and installation of new lines. Capital expenditure spend in the electric utility T&D end-market were estimated to be approximately $88 billion in 2023. This spend is driven by a number of attractive dynamics, demonstrating that the U.S. is potentially in the very early stages of a multi-year electric utility T&D spending cycle.
Aging and Underinvested Electric Utility T&D Infrastructure – Electricity delivery in the U.S. depends on an aging and complex patchwork system of power generation facilities, transmission grids, local distribution lines, and substations. Most electric utility T&D lines were constructed in the 1950s and 1960s with a 50-year life expectancy and were not originally engineered to meet today’s load demands. The average age of the transmission system in the United States is well over 40 years, with 25% to 35% being greater than 50 or more years old. Due in part to this aging infrastructure, costly electric emergency incidents and disturbances have increased since 2000. Multiple costly fires have also been caused by aging and under-maintained transmission and distribution lines. The prevention of additional incidents associated with the continued operations of aging electric utility T&D infrastructure is expected to continue to drive increasing levels of maintenance and repair and replacement spend by utilities.
Changing Generation Landscape – The ongoing transition from coal to gas and renewables continues to drive changes in the generation landscape and transmission project development. Twenty-four states plus the District of Columbia have adopted specific greenhouse gas reduction targets to address climate change. As a result, significant spend for new transmission lines will be required to interconnect these new sources of power with the electrical grid.
Increased Outsourcing by Utilities – Utilities are increasingly turning to specialized third-party contractors to fulfill construction and maintenance needs. This outsourcing trend is driven by the challenge of an aging workforce and desire to shift the management and responsibilities of non-core activities to external service providers. Outsourcing is a favorable trend for us, given our rental penetration among electric utility T&D contractors who prefer to rent due to lower initial capital outlay, increased flexibility, improved asset utilization and productivity, and significantly reduced storage and maintenance costs.
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
Rapid technological advancements, including advanced digital and video service offerings, continue to increase demand for greater wireline and wireless network capacity and reliability. Data traffic is at an all-time high and is expected to increase in the future. North America data traffic is expected to grow at a 17% compound annual growth rate (“CAGR”) from 2022 to 2029.
From 2010 to 2022, annual spending by the major U.S. wireline, wireless and cable broadband providers has increased from approximately $68 billion to over $102 billion, a CAGR of approximately 15%. The Infrastructure Act provided an additional $65 billion to increase access to reliable high-speed internet.

Rail End-Market
Freight and commuter rail are responsible for transporting products and people across North America. Our rail mounted equipment is used for a variety of tasks including the installation of new rail and maintenance of the existing rail lines. The equipment is also often used for working on older infrastructure such as repairing bridges and terminals with more antiquated track and systems that are in need of upgrades with more modern systems like Positive Train Control (“PTC”) and others. The five largest public railroads operating in North America spend more than $12 billion annually in capital expenditures. Such capital expenditures are expected to continue to grow as freight demands increase. In addition to freight rail, spend on active commuter rail projects is significant with a growing pipeline.
Freight Rail – Freight rail, one of the most cost-effective, energy-efficient modes of transport, carries a majority of intercity freight as measured by ton-miles, more than any other mode of transportation. Our North American customers are principally Class I railroads and related contractors. Data indicates that these Class I operators operate approximately 70% of total United States railroad route miles.
Commuter Rail – Trends such as population growth, increasing urbanization, a focus on sustainability, environmental awareness, and increasing highway congestion are expected to drive continued investment in commuter rail. Furthermore, as a result of years of insufficient funding, transit systems across the U.S. are struggling to cope with aging infrastructure, creating and increasing backlog. The most recent Federal estimates quantify the backlog of projects required to attain a “state of good repair,” meaning public transit is repaired to an age within its average service life, at $105 billion, which is projected to grow as high as $290 billion by 2029 if not addressed.
The Infrastructure Act provides $39 billion to modernize transportation and an additional $89.9 billion in guaranteed funding for public transportation along with an additional $66 billion of funding specifically earmarked for passenger rail services.
Infrastructure End-Market
We also serve the general infrastructure end-market, which includes surface transportation, national highway performance, highway safety, metropolitan transit, and other key infrastructure systems, including residential and non-residential waste and water. Total infrastructure capex spend in 2023 was estimated to be just under $270 billion, and we believe the infrastructure end-market outlook remains positive.
We consider the waste end-market as part of the general infrastructure industry. Long-term, secular growth in this market is driven by growing waste volumes generated by increasing waste generation per capita. Population and income growth drive municipal solid waste generation. Municipal solid waste revenue is projected to grow at a compounded annual growth rate of 4.2% globally from 2024 to 2030. Waste is generally considered to be a recession-resistant industry given the non-discretionary nature of waste collection and disposal. Ongoing consolidation amongst waste haulers results in increasing market share for large, well-capitalized companies that have the resources to invest in the latest trucks and equipment.
The Infrastructure Act provides $55 billion to expand access to clean drinking water for households, businesses, schools, and child care centers across the United States through many programs starting in 2021, over a 5 year period.
Products and Services
Equipment Rental Solutions and Truck and Equipment Sales
Our equipment rental fleet consists of more than 10,300 units, which management believes is among the largest specialty equipment rental fleets in North America. Our fleet consists of more than 250 product variations to serve the specialized needs of our customers including various terrain options such as truck mounted, rail mounted, track mounted, and all-wheel drive. Our equipment can reach transmission lines and cell sites in excess of 200 feet in the air, dig to a depth of 60 feet to install telephone and power line poles, provide power line and fiber line pulling capacity of up to 40,000 pounds, and reach remote and inaccessible areas for rail maintenance. A large percentage of our fleet is insulated, which allows customers to safely work on live electric lines. Our equipment is regularly tested for safety, which includes regulation-mandated dielectric testing of all insulated units to ensure safe operations near electrical wiring. The majority of our equipment can be used across a variety of end-markets and many of our customers operate in multiple end-markets. Rental rates vary depending on product type, geography, demand, and other factors.

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
Market Leader with a Differentiated “One-Stop Shop” Platform – Our platform offers our customers a true “one-stop shop” solution for their needs across the specialty equipment market, including rentals, new and used sales, production and customization, aftermarket parts and services, and financing and asset disposal, building upon the successful business model that has been a key source of differentiation for Custom Truck historically. Our flexibility to meet customers’ capital allocation preferences allow us to develop deeper relationships with our customers and our wide variety of equipment offered enables us to meet more of our customers’

needs than our competitors. Additionally, our national platform and scale provides us the ability to serve both regional and national customers wherever they operate.
Integrated Business Model with Large-Scale Production and Customization Capabilities – We are able to provide our customers with highly tailored solutions on an expedited basis, enabled by our extensive internal production and customization operations. These capabilities allow us to deepen our relationships with customers by offering them the ability to customize equipment to meet their specific job demands. Our large-scale production further offers benefits to customers by reducing lead times for equipment and provides the ability to change and adapt mid-production should the customer need to modify its order. Maintaining inventory and shorter lead times helps us to support our own rental operations and more quickly react to changing customer demands and preferences. We are also able to quickly adapt our processes and procedures to enter into new markets and product offerings, such as dump trucks, roll-offs, and vacuum trucks, which are products that have been added over the past several years. As one of the largest consumers of vocational chassis and attachments in the United States, we have a structural cost advantage on purchasing. Our production capabilities further lower costs, while providing flexibility to pursue the highest growth portions of the market.
Attractive Long-term End-Market Dynamics – We are a leader across a diverse set of end-markets, including infrastructure-related electric utility T&D, telecom, rail, forestry, and waste management, among others, many of which have attractive long-term growth dynamics. This position was established by our expansive fleets, national sales and service network, longstanding customer relationships, and operational expertise. The favorable end-market dynamics may lead to increased spend on specialty equipment by our existing customers. These end-markets are in the early years of a secular upcycle that is expected to persist for years to come. We are well positioned to benefit from this projected growth and maintain the flexibility to pivot our production and focus to any end-market that is experiencing greater demand due to our deep knowledge and expertise in the production of different types of equipment.
Young, Well-Maintained Rental Fleet Comprised of In-Demand Equipment – Our rental fleet consists of more than 10,300 units and is one of the youngest in the industry, with an average age of 3.5 years as of December 31, 2023. We maintain the majority of our fleet using our own trained technicians and locations to ensure consistent repairs, best-in-class service and maintenance, and delivery of fully functioning, ready-to-work equipment to our customers. We are highly responsive, adding high-quality equipment to our fleet on an ongoing basis to meet customer demands in a changing market landscape. We focus our production capabilities on the equipment that our customers need most in the end-markets with the most growth potential. Disciplined fleet maintenance and strict focus on meeting customer and end-market requirements have resulted in over 80% utilization on average of our rental fleets in the last two years.
Geographical Diversity – We have a large geographic footprint that enables us to provide local service throughout North America. Our more than 35 locations are strategically located to provide access to key high-growth end-markets and have sufficient geographic reach to provide a holistic solution to nationwide accounts. Our footprint is further expanded by over 2,600 third-party service partners. We maintain a 24/7 call center, as well as a large team of mobile technicians, ensuring that our customers can quickly access experienced technicians regardless of geography. Because our rental fleet is managed nationally, equipment can be deployed strategically across locations in periods of high regional demand. This allows us to maintain high utilization rates for our entire rental fleet while quickly responding to both equipment and service requests from customers. Our broad reach also represents a competitive advantage in serving customers with nationwide operations who may prefer the convenience of interacting with a limited number of equipment providers. Although we have an expansive national footprint already, we have identified additional attractive geographic markets for potential expansion.
Strong, Diverse Client Relationships and Industry Expertise – We serve more than 8,000 customers, with the top 15 customers representing approximately 16% of total revenue and no single customer representing greater than 3% of total revenue in 2023. Of our top 20 customers, 14 of them both rent and purchase equipment. We have very strong brand recognition among our industry-leading customers. Our ability to deliver an unmatched value proposition for our customers’ most complex and technical requirements, on a tight deadline, results in long-tenured relationships with premier customers across our different end-markets. We have significant tenure with our top customers, with key relationships spanning more than 17 years. Our strong knowledge of the equipment and product requirements in our customers’ end-markets allows us to work closely with our customers to determine their specialty equipment needs while our ability to offer the optionality to either rent or purchase equipment helps meet customers’ capital allocation preferences and increases customer penetration.
Attractive Unit Economics Driving High Returns – Our integrated, “one-stop shop” business model results in both lower costs and higher equipment resale values, driving exceptional unit economics. We believe that our ability to purchase equipment components separately with vertically-integrated assembly results in a cost advantage over buying fully completed units. Additionally, our direct-to-customer sales channels drive attractive net resale values that exceed those of our competitors who typically sell used equipment through auctions.

Growth Strategy
We offer a full suite of specialty equipment services and a broad portfolio of products, which provides us with numerous channels for future growth and opportunities to deepen customer relationships. We intend to maintain our leading position and expand our market share by continuing to pursue the following strategies:
Capitalize on Favorable Trends Across a Large Addressable Market – Because of the highly fragmented industry in which we operate, we have significant runway to increase our share of the market. Based on available industry sources, we estimate the addressable market to be approximately $65 billion: $20.4 billion in new sales, $23.2 billion in aftermarket parts and service, and $21.4 billion in rental and used sales. The new sales addressable market has grown from an estimated $15.6 billion in 2019 to $20.4 billion in 2023. Our differentiated cost position, North American branch network, broad product offering, and flexible distribution model position us to achieve strong growth in the future. Additionally, several end-markets we serve, including electric utility T&D, telecom, infrastructure, rail, forestry, and waste management, are increasing their capital expenditures. Our production and customization capabilities will only serve to bolster our ability to meet the growing demand and changing landscapes in these end-markets as we can nimbly adapt as necessary to capitalize on opportunities as they present themselves.
Invest in Rental Fleet to Meet Growing Demand – We see continued opportunity to invest in our rental fleet to meet customer demand. We will look to drive utilization improvements via enhanced selling efforts and investments in in-demand equipment as well as drive rental penetration via continued customer education. We believe that by investing in new products and adding to our rental fleet, we can continue to satisfy the growing specialty equipment needs of our customers across end-markets. We have the resources and capital structure necessary to capture incremental demand. Lastly, a large percentage of our rental fleet is currently focused on serving the electric utility T&D and telecom industries, but we believe there is significant opportunity to continue to grow our fleet of specialty equipment tailored to serve the growing rail and infrastructure end-markets as well.
Grow Equipment Sales Across Both Current and New Customers, End-Markets, and Product Offerings – We will be able to leverage our national and local sales approach to achieve growth in our existing customer base and across existing and newly entered product categories. We have identified several new product categories that we plan to expand into, where our experience and expertise in production, customization, and purchasing are expected to provide favorable returns. We will look to drive volume growth via continued equipment innovations and strategic selling initiatives. We are currently well positioned to capitalize on favorable trends across end-markets, including grid updates and maintenance, build-out of renewable resources, 5G roll-out, and potential significant infrastructure spend.
Increase Penetration of Aftermarket Parts and Service – Each full-service location provides certified test and repair services and an expanded product offering of both insulated and non-insulated tools. Today, we leverage our service technicians, including those dedicated to field service, to support our existing rental fleet and select customer-owned equipment. We see an opportunity to grow the size of the internal service organization and external service provider network to increase our ability to service customer-owned equipment. Additionally, we launched our e-commerce platform in 2020 to begin selling proprietary Load King™ equipment parts and other targeted specialty equipment parts.
Continue to Pursue Domestic Geographic Expansion – We operate more than 35 locations; however, broad sections of the United States and Canada are still outside of our primary operating area. In the past, we have expanded into new geographical markets through both strategic acquisitions and through internal growth. There is an opportunity for future expansion across the United States to support growth. Custom Truck has successfully opened five locations in geographic areas where there were no attractive acquisition targets, exemplifying the ability to expand our reach without the use of acquisitions. In addition to organic geographic expansion, we may opportunistically pursue acquisitions to expand our product and service offering and accelerate growth.
Sales and Marketing
Sales
We operate with a nationwide direct sales team to address the specialized needs of our customer base and to cultivate strategic partnerships with key customers. Our more than 100-member sales organization is led by members of our senior management team, including Presidents, Vice Presidents and Regional Sales Managers. The average years of experience in the industry of our sales personnel is more than 25 years. Our field sales organization and 24-hour support center have developed “first-call” relationships with several of our largest customers while providing significant expertise in the technical nature of the equipment and projects.
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
Marketing
We utilize targeted advertising, trade shows, focused email distributions, a comprehensive equipment catalog, and our website for marketing our products and services. Our rental catalog contains detailed technical information and diagrams for all our products, while the website offers easy access to equipment specifications and rental listings. Our digital advertising efficacy is maximized by the following:
•We invest in Search Engine Optimization (“SEO”) to maintain top result ranks for search terms we anticipate our customers would use;
•We leverage marketing analytics to measure and adapt campaign performance;
•We use social media to connect with customers and prospects across an array of core end-user segments, and to source user-generated content of our equipment excelling in use;
•We leverage Search Engine Marketing (“SMO”), and regularly adjust our campaign investments to:
i.target peak sales and rental seasonality by segment,
ii.align with Company inventory levels, and
iii.achieve target revenue goals
•We advertise available inventory in select industry online marketplaces.
In addition to print and online publications and our digital advertising efforts noted above, we participate in national and select regional trade shows, which represent important customer touch points for the sales team to approach new customers, maintain strong relationships with existing customers and promote new product launches.
Facilities
We are headquartered in Kansas City, Missouri where we house executive management, accounting, finance, information technology, human resources, marketing, and procurement professionals, as well as production, assembly, service and distribution operations. We maintain a diverse geographic footprint in the U.S. and Canada, with more than 35 locations.
Intellectual Property
We do not own or license any patents, patent applications, or registered copyrights. We own a number of trademarks and domain names important to the business. Our material trademarks are registered or pending applications for registrations in the U.S. Patent and Trademark Office and various non-U.S. jurisdictions. We use “Custom Truck One Source” as unregistered trademarks and “Load King” as a registered trademark. Additionally, pursuant to an agreement with Terex, we have a revocable, royalty-free, limited license to use certain Terex trademarks to promote the sale and servicing of Terex products, subject to certain conditions of use. We believe we own or license, or could obtain on reasonable terms, any intellectual property rights needed to conduct its business.
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
Human Capital
We provide a wide range of quality, customized trucks and equipment to people who are building and rebuilding our nation. We are growing rapidly and we understand that we need to attract and leverage an engaged and talented team of people with specialized expertise to deliver the best products and service to our customers.

Our drive, expertise, and responsiveness to the specialized needs of our customers set us apart. Management values a strong relationship with our employees across all our locations. As of December 31, 2023, we had approximately 2,580 employees in more than 35 locations across North America. Approximately 2% of our U.S. employees are covered by a collective bargaining agreement.
Our Culture
Our success is enabled by our core values that guide how we interact with each other and our customers, vendors, suppliers, and key stakeholders in our communities.
•Care & Respect - We treat each other with respect and show genuine care for one another, our customers, suppliers, and communities where we live and work.
•Solve Problems Like A Mechanic - We relish solving problems, our curiosity and true grit enables us to find lasting solutions that meet our customers’ needs.
•Driven to Deliver - We own our work, take initiative and use our determination to make our work better and deliver on our commitments and drive results that matter.
•Engage Collaboratively - We help each other, we openly share and listen to each other’s ideas and opinions – even when we disagree because we succeed when we work together.
•Spark Innovation - We embrace new ways of working; we challenge the status quo and continue to explore and learn to enhance our skills and work.

We are committed to an inclusive work environment where our employees of all backgrounds and experiences can succeed. We are always striving to enhance our employee experience and seek feedback from employees through our engagement surveys, which helps us identify areas where we can continuously enhance our work experience and sense of belonging.

We have an engaged Culture Champion Network, which is comprised of a cross-section of employees from a diverse range of backgrounds who collaborate to strengthen and celebrate our culture.

Our Employee Resource Groups (“ERG”s) create a community for our employees who share similar interests. These employee-led groups encourage meaningful connections, support our employee wellbeing, and enable personal and professional growth. They make CTOS a better, more inclusive place to work while also positively impacting our communities where we live and work.
•In 2023, we launched a women’s ERG called “Women Empowered” to propel personal and professional growth. With Women Empowered, we strive to create the best female talent and top contributors of the future. Our Women Empowered ERG fosters meaningful connections with its 345 members and 201 allies.
•We engage with our Veterans ERG as a strategic business partner to support and foster an inclusive culture and positive work experience for our military and veteran employees. Our military and veteran employees represent approximately 7% of our U.S. workforce and bring valuable attributes and skills to our organization. This ERG has over 240 members and allies and provides support to current and past service members within our organization and in the communities where we operate.

Our Talent Attraction
We engage in multiple initiatives focused on identifying, hiring and retaining a varied range of talent. These include a strong employee referral program, engaging with recruiting firms, utilizing job-posting sites, and collaborating with university and vocational technical programs that specialize in connecting companies like ours with an array of candidates. We will continue to review and refine our initiatives as we seek to grow and further broaden the experience of our workforce.
We recruit at universities and provide internships across multiple disciplines to attract the best early-career talent. In 2023, we provided 20 paid internship opportunities to students from various vocational high school and university programs. We recruit extensively for external experienced hires to bring in diverse experience and perspectives.
CTOS believes in giving everyone, including those with prior criminal histories, valuable skills and a rewarding career with a team who respects and genuinely cares about them as individuals. Throughout our rich history, we have given many people second chances. In 2023, we formally adopted a Fair Chance Hiring program so we can provide even more opportunities to assist people with rebuilding their lives and positively contributing to our communities while growing our workforce.
Military veterans connect well with our culture and bring skills that are highly leverageable across our business. We partner with various organizations to support a range of military recruitment efforts, including Hiring Our Heroes, the U.S. Chamber of Commerce and Military Transition Assistant Programs to recruit veteran candidates to join our team and have a rewarding career following their military service. Our Veterans ERG actively helps us advertise and recruit veteran candidates through career fairs and veteran community events.
Our Talent Development – Building Capabilities
We value lifelong learning and support our employees’ development through a combination of experiential on-the-job learning and formal education to advance their career. Our talent initiatives include:
•A talent review and succession planning process in which we assess and develop future talent for key leadership roles to ensure we successfully transfer institutional knowledge and expertise from seasoned leaders to emerging talent and provide rewarding career paths.
•Technical and operational training with a special emphasis on skill development, safety, quality, and customer service. We have developed a Service Technician Education Program (“STEP”) that provides our service technicians a clear path for professional and career development with over one hundred courses in six key functional areas, enabling them to progress from apprentice to master mechanic.
•Tuition assistance to assist our employees with expanding their formal education while working.
Our Ethics & Compliance
One of our most valuable assets is our integrity, an unwavering commitment to operating honestly and ethically in all that we do. We established a Code of Conduct to ensure our employees understand our commitment and how to report concerns.
We train our employees on our Code of Conduct and offer multiple pathways for reporting any concerns promptly, including through their leader, Human Resources, Legal or our anonymous 24/7 compliance hotline, which is managed by an experienced and objective third-party.
Our Health, Safety & Well Being
We are committed to a safe and healthy workplace and culture of total well-being. We strive to have zero workplace injuries and engage our employees in raising awareness and education through our Safety Ambassador Network, which includes a cross section of employees from multiple work facilities. We have a network of approximately 100 Safety Ambassadors who are provided training and instruction from our Environmental, Health and Safety professionals. Our Safety Ambassadors are volunteers who have shown a willingness and capability to devote a portion of their workday to ensure that employees have a safe environment in which to work. We track recordable injuries and have an incident management system to investigate all safety incidents. Every incident is investigated and, based on the findings, our safety team implements processes and procedures to prevent recurrences and remediate known hazards.
We offer competitive pay and a comprehensive benefit program including medical, vision, dental, life and disability insurance to attract and retain top talent. We offer employees options to enhance their financial security through our 401(k) savings program that includes a Company matching component, health savings account, and pre-tax flexible spending accounts for healthcare and dependent care. We provide employees with the opportunity to participate in the Company’s success with equity ownership at a discounted price through our Employee Stock Purchase Plan.

We provide employees and their family members with 24/7 access to doctors and counselors with telemedicine and virtual counseling with no cost to our employees. In addition, we offer an employee assistance program that provides employees and their family members with confidential support on a wide variety of areas such as mental and emotional health conditions, stress management, dependent/elder care, nutrition, fitness, and legal and financial issues.
Our Community Giving
We strive to maximize our social impact within our communities and support a culture of care across our workforce. We partner with nonprofit organizations that are aligned to where we operate and who have demonstrated organizational effectiveness, transparency, and a proven history for making a positive impact. CTOS community giving includes financial donations, volunteer time, and in-kind support to eligible third-party organizations who support our local communities in one of our key focus areas.
•Education – supporting vocational educational programs, enabling people to develop a valuable skilled trade and launch a meaningful career.
•Military / Veteran & Public Safety – supporting future, active and veteran members of the armed services, police, fire, and first responders who put their lives on the line to protect us. We also support prevention education programs to help keep our communities safe.
•Community Enrichment – enhancing the quality of life of people in our communities by supporting outreach and educational programs that enhance local living conditions.
•Economic Empowerment – providing support to enable employment, empowering people to gain valuable skills to become economically or financially self-sufficient.
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
The Company is subject to competition, which may have a material adverse effect on the Company’s business by reducing the Company’s ability to increase or maintain revenues or profitability.
The equipment dealership and rental industries are highly competitive and fragmented. Many of the markets in which the Company operates are served by a large number of competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. Some of the Company’s competitors may have significantly greater financial, marketing, and other resources than the Company does, and may be able to reduce rental rates or sales prices in the market and erode customer loyalty, which could negatively impact our business. The Company may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Our sales order backlog may not be indicative of the level of our future revenues.

Our sales order backlog represents future production for which we have written orders from our customers for customized and stock equipment. Orders that comprise our backlog may be subject to change in quantities, delivery, specifications and terms, or cancellation. Our backlog remains strong despite a year-over-year decrease, and may not remain at such levels in the future. Our reported sales order backlog may not be converted to revenue in any particular period and actual revenue from such orders may not equal our backlog. Therefore, our sales order backlog may not be indicative of the level of our future revenues.
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
As a small portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2023, approximately 2% of the U.S. hourly workers of the Company were represented by a labor union and were covered by a collective bargaining agreement. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies.
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
Our success is dependent on our ability to attract and retain highly skilled personnel. Competition within our industry and the business world for high-performing management talent is substantial. We have senior executives and other management-level employees with extensive industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Additionally, due to our legacy as a combination of several family-operated businesses, a number of our key employees have deep institutional knowledge and family relationships within our organization. An inability to retain these individuals or ensure smooth transitions with timely and effective transfers of knowledge could have a negative impact on our business. Competition for experienced managers and skilled technicians in our industry can be intense. If we fail to retain and recruit the necessary personnel, our business and our ability to retain customers and provide acceptable levels of customer service could suffer.
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
If the average age of our fleet of rental equipment were to increase, the cost of maintaining our equipment, if not replaced within a certain period of time, will likely increase. If our operating costs increase as our rental equipment fleet ages and we are unable to pass along such costs, our results of operations will be negatively impacted. As of December 31, 2023, the average age of our rental equipment fleet was less than four years. The costs of maintenance may materially increase in the future. Any significant increase in such costs could have a material adverse effect on our business, financial condition and results of operations.
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
Many of our customers operate in regulated industries (for example, electric utility T&D, telecom, rail, and general infrastructure) and are subject to laws and regulations that can change frequently and without notice. The adoption of new laws or regulations, or changes to the enforcement or interpretation of existing laws or regulations, could cause our customers to reduce or delay spending on the products and services we provide. Further, technological advancement or other changes not directly related to the products and services we provide may affect the ability of one or more of our customers to compete effectively, which could result in a reduction or elimination of their use of our products and services. Any reduction, elimination, or delay of spending by our customers on the products and services we provide could adversely affect our revenues, results of operations, and cash flows.
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

Measures of anticipated synergies we report from time to time are based upon assumptions about our ability to implement integration measures in a timely fashion and within certain cost parameters. Our ability to achieve the planned synergies is dependent upon a significant number of factors, many of which are beyond our control, such as our ability to integrate businesses that we acquire (including the integration of Nesco and Custom Truck LP (each term as defined below)), operating difficulties, increased operating costs, delays in implementing initiatives and general economic, competitive or industry conditions. For example, we may be unable to eliminate duplicative costs in a timely fashion or at all. Additionally, achieving these benefits may require certain related one-time costs, charges and expenses, which may be material. We can provide no assurance that we will be successful in generating growth, maintaining or increasing our cash flows or profitability or achieving cost savings and revenue enhancements, and our inability to do so could have a material adverse effect on our business, results of operations and financial condition.
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
We have a significant amount of indebtedness and may incur additional indebtedness in the future, including in connection with our growth capital expenditure plan. As of December 31, 2023, our total indebtedness was $1,517.8 million, consisting of $920.0 million in aggregate principal amount of the 2029 Secured Notes, $552.4 million of borrowings under our Asset Based Lending (“ABL”) Facility and other debt obligations of $45.4 million (excluding approximately $662.3 million of indebtedness under our floorplan financing agreements). Although the indenture governing our 2029 Secured Notes (the “Indenture”) and the ABL Credit Agreement (as defined below) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant exceptions and qualifications, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Moreover, the Indenture does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the Indenture (such as operating leases), nor does it impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” under such Indenture. Similarly, the ABL Credit Agreement does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the agreement (such as operating leases).
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
•guarantee indebtedness; and
•create liens.
There are limitations on our ability to incur the full $750.0 million of commitments under the ABL Facility. Availability will be limited to the lesser of a borrowing base and $750.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our parts inventory, fleet inventory accounts receivable and unrestricted cash (in each case, subject to customary reserves). As a result, our access to credit under the ABL Facility is potentially subject to significant fluctuations, depending on the value of the borrowing base-eligible assets as of any measurement date. With respect to the ABL Facility, on any date when Specified Excess Availability (as defined in the ABL Credit Agreement) is less than the greater of (i) 10% of the lesser of (A) the aggregate revolving commitments under the ABL Facility at such time and (B) the borrowing base at such time (such lesser amount, the “Line Cap”) and (ii) $60 million, we will also be required by a springing covenant to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00, tested for the four fiscal quarter period ending on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Specified Excess Availability has been equal to or greater than the greater of (x) 10% of the Line Cap and (y) $60 million for 30 consecutive calendar days. Our ability to meet the financial covenant could be affected by events beyond our control. The inability to borrow under the ABL Facility may adversely affect our liquidity, financial condition and results of operations.
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
Borrowings under our ABL Facility and floor plan financing arrangements are at variable rates of interest, which will expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2023, we have variable rate debt, consisting of $1,214.7 million outstanding under the ABL Facility and floor plan financing arrangements. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility and floor plan financing arrangements by approximately $1.5 million per year. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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
The security and integrity, or the perception thereof, of our information technology systems and assets (“IT systems”) are critical to our business and ability to monitor and control our operations, deliver our products and services, and adjust to changing market conditions. While we own and manage certain of our IT systems, we also engage third parties across an array of software, systems and technologies (including cloud-based) and functions (e.g., HR, finance, communications, compliance), which enable us to conduct, monitor and/or protect our business, operations, systems and data assets. In addition, in the ordinary course of business, we and/or our service providers generate, collect, process and store sensitive information and data, including intellectual property, our proprietary business data and that of our customers, suppliers and business partners, as well as personal information (collectively, “Confidential Information”).
We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT systems and Confidential Information, and we and our service providers have experienced and expect to continue to experience cyberattacks and security incidents. Despite various security controls and measures, we and third parties remain vulnerable to cyberattacks and security incidents resulting from malware (e.g., ransomware), computer viruses, software and hardware vulnerabilities, malfeasance by external or internal actors (including state-sponsored organizations, opportunistic hackers and hacktivists, and insider data misappropriation), and/or incidents attributable to human error (e.g., due to social engineering or phishing), as well as malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our third parties’) IT systems, products or services. The White House, SEC and other regulators have accordingly increased their focus on companies’ cybersecurity vulnerabilities and risks. We have also observed a global increase, in both frequency and impact, in cybersecurity threats and more sophisticated cyber-attacks and threat actors. Such attacks and threats are unpredictable as to their timing, nature and scope. As a result, we may be unable to anticipate or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to identify, investigate or remediate incidents due to the increased use by threat actors of tools and techniques—including artificial intelligence— that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT systems and Confidential Information. Cybersecurity risks due to work-from-home arrangements at the Company and third parties have increased due to the challenges associated with managing remote computing assets and the security vulnerabilities in many non-corporate and home networks.
Any successful or perceived cyberattack, compromise, breach, or disruption involving, or in relation to, our or our service providers’ IT systems or Confidential Information, or the failure of any IT systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations, adjust to changing market conditions and maintain the effectiveness of our internal control over financial reporting. Further, any compromise or breach of IT systems or Confidential Information could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, and require significant resources for remediation and compliance purposes, any of which could have a material adverse effect on our business. Certain of our software applications are also utilized by third parties who provide outsourced administrative functions, which may increase the risk of a cybersecurity incident. In addition, because our systems may contain sensitive data and information about individuals and businesses, our failure to maintain the security, integrity or confidentiality of the data we hold, whether the result of our insider malfeasance or errors or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs for compliance and systems remediation, increased costs of liability for litigation (including class actions) and regulatory proceedings as well as fines and penalties, result in the misuse of our systems and networks, manipulation and destruction of data, misappropriation of assets or production stoppages and supply shortages, and other potential material adverse effects on our results of operations. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines, and other means of regulatory enforcement.
Global consumer protection, data privacy and cybersecurity rules, regulations and industry standards are rapidly evolving, including laws like the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), which provide for a private right of action for certain types of data breaches and create compliance obligations around user choice, data subject rights and transparency, among others. The requirements of such laws and regulations, as well as their application and interpretation, are constantly evolving and developing. Complying with such new or changing legal and regulatory requirements could force us to incur substantial expenses or require us to change our business practices in a manner that could harm our business. If any actual or perceived security or disruptive attacks, breaches or incidents are not detected or deflected by our current security measures, we could also be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
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
We have developed and are implementing a plan to remediate the material weakness and in fiscal year 2023, management concluded that the material weakness related to ITGCs was remediated. The material weakness related to business process level controls will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements with the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.
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
In the past year, we have published our inaugural ESG report, and we may in the future engage in additional voluntary ESG initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of our company and/or our products; such initiatives or achievements of such commitments may be costly and may not have the desired effect. For example, expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. In addition, we have and may continue to commit to certain initiatives or goals and we may not ultimately be able to achieve such commitments or goals due to factors that are within or outside of our control. Moreover, actions or statements that we have taken and may take in the future based on expectations, assumptions, methodologies, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous, insufficient, unaligned with stakeholder expectations, or be subject to misinterpretation. Certain such expectations, assumptions and methodologies are necessarily uncertain due to the long timelines involved and the varying approaches to identifying, assessing, addressing, and reporting on ESG matters. Our disclosures on these matters, a failure to satisfy evolving stakeholder expectations for ESG practices and reporting, or a failure to meet our commitments or targets on our established timeline may potentially harm our reputation and negatively impact relationships with certain investors and other stakeholders. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.
In addition, various policymakers have adopted, or are considering adopting, requirements for extensive disclosures on climate-related and/or other ESG information, which may require us to incur significant additional costs to comply, including the implementation of significant new internal controls on matters historically not subject to such controls, and impose increased oversight obligations on our management and board. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our business partners and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us and/or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations.

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
Our approach to mitigating information technology and cybersecurity risk comprises a range of activities with the primary objective of maintaining the confidentiality, integrity and availability of our critical IT Systems and information related to our business. We seek to design and execute our cybersecurity risk management program based on a globally recognized controls framework. Additionally, we assess our cybersecurity maturity against that framework. However, the foregoing does not imply that we meet any particular technical standards, specifications or requirements, only that we use an established framework as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management processes include a cybersecurity incident response plan, and we have invested in technical and organizational safeguards intended to manage and mitigate material risks from cybersecurity threats to our IT Systems, including network security controls, employee training, internal vetting of critical third-party vendors and service providers who have access to our systems or with whom we may share data, as well as periodic system reviews and security incident response exercises. Our cybersecurity risk management program is a component of the overall enterprise risk management activities that we undertake, and shares common methodologies, reporting channels and governance processes that apply to other risk areas.
While we work with third-party cybersecurity firms, where appropriate, to assess aspects of our security architecture and processes, our information security team, consisting of experienced cybersecurity professionals, is responsible for the day-to-day management of our cybersecurity risks, including directing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. However, IT Systems are inherently vulnerable to disruption and compromise due to a broad range of risks from cybersecurity threats, and we face certain ongoing cybersecurity risks that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Disruptions or security compromises affecting our information technology systems or those of our critical service providers could adversely affect our operating results by subjecting us to liability, and limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, or implement strategic initiatives.”
Cybersecurity Governance
Our Board considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Audit Committee. The Audit Committee oversees management’s design, implementation and enforcement of our cybersecurity risk management program.
The Audit Committee receives regular reports from management on our cybersecurity risks and reports regarding IT internal controls in connection with its oversight of internal control over financial reporting. In addition, management updates the Audit Committee, as necessary, regarding any significant or potentially significant cybersecurity incidents. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program, and the impact, if any, of cyber incidents on internal control over financial reporting. Audit Committee members also receive presentations on cybersecurity topics from our Chief Information Officer and Chief Financial Officer, supported by our internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Chief Financial Officer and Chief Information Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The management team has overall responsibility for leading our overall cybersecurity risk management program, including our internal cybersecurity personnel and our external cybersecurity service providers. Our Chief Information Officer has more than 20 years of experience managing and leading IT and cybersecurity teams.
Our management team stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

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

Location	Type
7701 Independence Avenue, Kansas City, MO United States	Owned
7413 Sr 930 E Fort Wayne/New Haven, IN United States	Leased
11102 261 St,, Acheson, AB Canada	Leased
9230 51 St SE Calgary, AB Canada	Leased
127 Earl Thompson PL, Ayr, ON Canada	Leased
29 Perini RD, Elliot Lake, ON Canada	Leased
4045 Hwy 5 and 2665 South Rockwood Cabot, AR United States	Leased
655 E 20Th St Yuma, AZ United States	Leased
4500 State Rd and 1032 Black Gold Rd Bakersfield, CA United States	Leased
14670 Randall Ave Fontana, CA United States	Leased
5455 E 52nd Ave Commerce City, CO United States	Leased
4729 Capital Cir Nw and 4755DI Capital Cir Nw Tallahassee, FL United States	Leased
9879 Us Hwy 301 N; 7906 Baseline Ct and 8949 Maislin Rd Tampa, FL United States	Leased
3112 E State Rd 124 Bluffton, IN United States	Leased
5323 Kansas Ave Kansas City, KS United States	Leased
10740 Nall Ave Overland Park, KS United States	Leased
9230 Cedar Knoll Dr Grass Lake, MI United States	Leased
2370 English St Maplewood; 2450 Maplewood Ave; 2384 English St Maplewood, MN United States	Leased
2109 Manchester Trafficway and 6501 E. Commerce Ave, Suite 200 Kansas City, MO United States	Leased
2770 5th Ave S Fargo, ND United States	Leased
6 Sutton Cir and Unit 2 Sutton Cir Condominium Hooksett, NH United States	Leased
1400 Union Lndg Rd and 1850 Union Lndg Rd Cinnaminson, NJ United States	Leased
6708 Townline Rd Syracuse, NY United States	Leased
3522 Middlebranch Rd NE Canton, OH United States	Leased
3205 Davinion Rd El Reno, OK United States	Leased
300 Johnson St and 370 Johnson St Wilkes Barre, PA United States	Leased
1400 E Hwy 67 Alvarado, TX United States	Leased
2801 N Earl Rudder FWY, Bryan TX United States	Leased
7200 Jack Newell Blvd S and 7525 Pebble Dr Bldg 24 Fort Worth, TX United States	Leased
18725 Mckay Blvd Humble, TX United States	Leased
12519 W I-20 Odessa, TX United States	Leased
9775 E Lynchburg Salem Tpke Forest, VA United States	Leased
26109 & 26119 United Rd NE and 26129 Calvary Kingston, WA United States	Leased
5734 Minder Rd Ste A-1 Poulsbo, WA United States	Leased
11139 W Becher St West Allis, WI United States	Leased
5065 140th Ave NW, Williston, ND United States	Leased
2900 Rissler Rd Sedalia, MO United States	Owned
4334 Snapfinger Woods Dr Atlanta, GA United States	Owned
21209 & 21115 Durand Ave; 4601 Haag Dr, Union Grove, WI United States	Leased
1700 Leider Dr Union Grove, WI United States	Owned
12660 E Lycshburg Salem Turnpike Lynchburgh, VA United States	Owned
702 East Rose St Elk Point, SD United States	Owned

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Custom Truck One Source, Inc.’s common stock and warrants trade on the New York Stock Exchange under the symbol “CTOS” and “CTOS.WS,” respectively. As of March 1, 2024, there were approximately 67 holders of record of our common stock and 14 holders of record of warrants.
Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2023.
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
Issuer Purchases of Equity Securities
On August 2, 2022, our Board of Directors authorized a stock repurchase program for up to $30.0 million of the Company’s common stock. The Company exhausted this program during 2023 and on September 14, 2023, the Board of Directors approved a stock repurchase program that authorizes additional repurchases of up to $25 million of shares of the Company’s common stock. The authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs.
We purchased and held in treasury 53,053 shares for tax withholding purposes related to our equity compensation plans during the fourth quarter of 2023. The shares purchased under our equity compensation plans were withheld to satisfy tax withholding obligations upon the vesting of restricted stock unit awards or exercise of stock options.
The following table contains information regarding our purchases of our common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $000s)
October 1, 2023 to October 31, 2023	963,210	$5.64	963,210	$47,813
November 1, 2023 to November 30, 2023	1,172,997	$5.22	1,172,997	$41,692
December 1, 2023 to December 31, 2023	1,124,938	$6.83	1,071,885	$34,339
Total	3,261,145	$5.90	3,208,092

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
Acquisition of Custom Truck LP
On December 3, 2020, Nesco Holdings Inc. (“Nesco” or “Nesco Holdings”) and Nesco Holdings II, Inc., a subsidiary of Nesco Holdings (the “Buyer” or “Issuer”), entered into a purchase and sale agreement with certain affiliates of The Blackstone Group and other direct and indirect equity holders of Custom Truck One Source, L.P. (“Custom Truck LP”), Blackstone Capital Partners VI-NQ L.P., and PE One Source Holdings, LLC, an affiliate of Platinum Equity, LLC, pursuant to which Buyer agreed to acquire 100% of the partnership interests of Custom Truck LP.
On April 1, 2021 (the “Closing Date”), Nesco Holdings II, Inc. completed the acquisition of Custom Truck LP (the “Acquisition”), for a purchase price of $1.5 billion. Additionally, on April 1, 2021, Nesco Holdings changed its name to “Custom Truck One Source, Inc.” For further details on the activities and transactions involved in the Acquisition, refer to Note 3: Business Combinations to the consolidated financial statements included in this Annual Report on Form 10-K.
Financial and Performance Measures
Financial Measures
Revenue — As a full-service equipment provider, we generate revenue through renting, selling, assembling, upfitting, and servicing new and used heavy-duty trucks and cranes, as well as the sale of related parts. We also sell and rent specialized tools on an individual basis and in kits. Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. The Company records changes in estimated collectability directly against rental revenue. Equipment sales revenue reflects the value of vocational trucks and other equipment sold to customers. Parts and service revenue is derived from maintenance and repair services, light upfit services, and parts, tools and accessories sold directly to customers. Rental revenue excludes active rental contracts which qualify to be accounted for as sales-type leases.
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
Cost of equipment sales — Cost of equipment sales reflects production and inventory costs associated with new units sold, parts costs, labor and other overheads related to production, and freight associated with the shipping and receiving of equipment and parts. Cost of equipment sales also includes the net book value of rental units sold, including active rental contracts which qualify to be accounted for as sales-type leases.
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
Financing and other (income) expense — Financing and other expense (income) reflects the financing expense (income) associated with lease agreements qualifying to be accounted for as a sales-type lease, foreign currency gains and losses related to our Canadian operations, as well as other miscellaneous gains or losses from non-operating activities. Also included in financing and other expense (income) are the unrealized remeasurement gains and losses related to our interest rate collar and redeemable warrants.
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
Operating Metrics

We consider the following key operational metrics, which are consistent with those defined by the American Rental Association, when evaluating our performance and making day-to-day operating decisions:
Ending OEC — Ending original equipment cost (“OEC”) is the original equipment cost of units at the end of the measurement period. OEC represents the original equipment cost, and excludes the effect of adjustments to rental equipment fleet acquired in business combinations. OEC is the basis for calculating certain of the measures set forth below. Additionally, the pricing of our rental contracts and equipment sales prices for our equipment is based upon OEC, and we measure a rate of return from our rentals and sales using OEC. OEC is a widely used industry metric to compare fleet dollar value independent of depreciation.
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
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of December 31, 2023, this equipment (the “rental fleet”) is comprised of more than 10,300 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet of the foregoing products.

Truck and Equipment Sales (“TES”) Segment — We offer a broad variety of new equipment for sale to be used across our end-markets, which can be modified to meet our customers’ specific needs. We believe that our integrated production capabilities and extensive knowledge gained over a long history of selling equipment have established us as a trusted partner for customers seeking tailored solutions with short lead times. In support of these activities, we primarily employ a direct-to-customer sales model, leveraging our dedicated sales force of industry and product managers, who are focused on driving national and local sales. We also opportunistically engage in the sale of used equipment purchased from third parties or received via trade-ins from new equipment sales customers. In the majority of these cases, we will sell used equipment directly to customers, rather than relying on auctions. Activities in our TES segment consist of the production and sale of new and used specialty equipment and vocational trucks, which includes equipment from leading original equipment manufacturers (“OEMs”) across our end-markets, as well as our Load KingTM brand.
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
The Company purchases raw materials, component parts and finished goods to be used in the manufacturing, sale and rental of its products. Uncertainty remains regarding supply chain disruptions, inflationary pressures, public health crises, and geopolitical risks that have led to issues, broadly, in the supply chain. Changes in the Company’s relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to suppliers or customers, could have a material adverse effect on the Company’s ability to timely manufacture and market products. Increases in the costs of shipping and transportation, purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or the Company’s inability to market products. The Company continues to monitor the impact on its supply chain, including, but not limited to, the commercial vehicle manufacturers that provide the chassis used in the Company’s production and manufacturing processes, which could potentially limit the ability of these manufacturers to meet demand in future periods.

Results of Operations
Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022

Consolidated Results of Operations

	Year Ended December 31,
(in $000s)	2023	% of revenue	2022	% of revenue	$ Change	% change
Rental revenue	$478,910	25.7%	$464,039	29.5%	$14,871	3.2%
Equipment sales	1,253,453	67.2%	982,341	62.4%	271,112	27.6%
Parts sales and services	132,737	7.1%	126,706	8.1%	6,031	4.8%
Total revenue	1,865,100	100.0%	1,573,086	100.0%	292,014	18.6%
Cost of revenue, excluding rental equipment depreciation	1,240,176	66.5%	1,017,635	64.7%	222,541	21.9%
Depreciation of rental equipment	170,664	9.2%	171,703	10.9%	(1,039)	(0.6)%
Gross profit	454,260	24.4%	383,748	24.4%	70,512	18.4%
Total operating expenses	283,312		280,440		2,872
Operating income	170,948		103,308		67,640
Total other expense	112,872		56,576		56,296
Income before income taxes	58,076		46,732		11,344
Income tax expense	7,364		7,827		(463)
Net income	$50,712		$38,905		$11,807
Total Revenue - The increase in revenue for the year ended December 31, 2023, was primarily due to strong customer demand for new equipment and used rental equipment. Equipment sales increased as the continuing improvement in supply chain challenges allowed for greater order fulfillments and our ability to replenish inventory.
Cost of Revenue, Excluding Rental Equipment Depreciation - Consistent with the increase in revenue versus the prior year, the increase in cost of revenue, excluding rental equipment depreciation, was driven primarily by the increase in new and rental equipment sales volume.
Depreciation of Rental Equipment - Depreciation expense of our rental equipment for the year ended December 31, 2023, was consistent with the prior year, decreasing by 0.6%, largely due to the timing of additions to the rental fleet.
Total Operating Expenses - Operating expenses increased for the year ended December 31, 2023, primarily as a result of an increase in general and administrative expenses due to higher commissions, increased headcount and wages, elevated marketing-related activities, and additional expense associated with various information technology projects.
Total Other Expense - The increase in other expense for the year ended December 31, 2023, was primarily due to an increase in interest expense from variable rate debt and floor plan financing liabilities, as well as a decrease in mark-to-market income from the private warrants liability (accounted for as a derivative financial instrument) to $2.5 million in 2023, from $20.3 million in 2022.
Income Tax Expense - Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur. These discrete items may not be consistent from year to year. For the year ended December 31, 2023, the impact of state income taxes and a tax benefit from the reduction to the valuation allowance, resulted in an overall effective tax rate in the period of 12.7%, $7.4 million of tax expense being recognized. For the year ended December 31, 2022, the impact of discrete items, including derivative mark-to-market adjustments, transaction and integration expenses, our foreign operations and changes in the valuation allowance, resulted in an overall effective tax rate in the period of 16.7%, $7.8 million of tax expense recognized.
Net Income - The change in net income for the year ended December 31, 2023, was primarily the result of gross profit expansion, partially offset by higher interest expense on variable-rate debt and variable-rate floor plan liabilities.

Operating Metrics
We believe that our operating model, together with our highly variable cost structure, enables us to sustain high margins, strong cash flow generation and stable financial performance throughout various economic cycles. We are able to generate cash flow through our earnings. Our highly variable cost structure adjusts with the utilization of our equipment, thereby reducing our costs to match our revenue. We principally evaluate operational performance based on the following metrics: ending OEC, average OEC on rent, fleet utilization, and OEC on rent yield. We also report sales order backlog related to our customers’ orders as an indicator of the demand environment for our products. The table below presents these key measures.

	Year Ended December 31,
(in $000s)	2023	2022	Change	% Change
Ending OEC (as of period end)	$1,455,708	$1,455,820	$(112)	—
Average OEC on rent	$1,183,253	$1,187,950	$(4,697)	(0.4)%
Fleet utilization	80.4%	83.9%	(3.5)%	(4.2)%
OEC on rent yield	40.4%	39.1%	1.3%	3.3%
Sales order backlog (as of period end)	$688,559	$754,142	$(65,583)	(8.7)%
Operating Results by Segment
The following segment information compares results by segment for years ended December 31, 2023 and December 31, 2022.
Equipment Rental Solutions (ERS) Segment

	Year Ended December 31,
(in $000s)	2023	2022
Rental revenue	$463,139	$449,108
Equipment sales	263,028	212,146
Total revenue	726,167	661,254
Cost of revenue:
Cost of rental revenue	118,236	106,598
Cost of equipment sales	198,510	158,167
Depreciation of rental equipment	167,199	167,962
Total cost of revenue	483,945	432,727
Gross profit	$242,222	$228,527
Total Revenue - The increase in total revenue for the ERS segment for the year ended December 31, 2023, compared to the year ended December 31, 2022, was driven by an increase in rental revenues and equipment sales revenue. Continued demand across our infrastructure end-markets coupled with positive net fleet acquisition during 2023 resulted in greater levels of equipment on rent and equipment purchasing from customers.
Cost of Revenue - The increase in total cost of revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by the increase in cost of equipment sales, resulting from an increase in demand for rental equipment purchases by our customers. The increase is also due to higher levels of fleet maintenance due to the mix of rental returns.
Gross Profit - The increase in gross profit for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due to the increase in rental revenues and equipment sales for the period, partially offset by increased cost of revenue driven by factors discussed above.

Truck and Equipment Sales (TES) Segment

	Year Ended December 31,
(in $000s)	2023	2022
Equipment sales	$990,425	$770,195
Cost of equipment sales	817,639	647,685
Gross profit	$172,786	$122,510
Equipment Sales - Equipment sales increased for the year ended December 31, 2023, compared to the year ended December 31, 2022, due to the continued supply chain improvements related to the segment's inventory suppliers, which allowed for greater order fulfillments and sustained strong customer demand.
Cost of Equipment Sales - The increase in cost of equipment sales for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due to an increase in equipment sales.
Gross Profit - The increase in gross profit for the year ended December 31, 2023, compared to the year ended December 31, 2022, is reflective of the positive demand and pricing environment for our products.

Aftermarket Parts and Services (APS) Segment

	Year Ended December 31,
(in $000s)	2023	2022
Rental revenue	$15,771	$14,931
Parts and services revenue	132,737	126,706
Total revenue	148,508	141,637
Cost of revenue:
Cost of revenue	105,791	105,185
Depreciation of rental equipment	3,465	3,741
Total cost of revenue	109,256	108,926
Gross profit	$39,252	$32,711
Total Revenue - Total revenue increased for the year ended December 31, 2023, compared to the year ended December 31, 2022, driven by growth in demand for parts, tools and accessories sales, augmented by increased tools and accessories rentals in the Parts, Tools and Accessories (“PTA”) division.
Cost of Revenue - The increase in cost of revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022, was commensurate with the increase in volume of parts sales and rental activity, partially offset by the Company’s focus on managing costs to improve gross profit in this segment.
Gross Profit - The increase in gross profit for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily volume driven, as well as the Company’s success in cutting costs to improve gross profit.

For the Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021
For a comparison of our results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 14, 2023, which is incorporated herein by reference.

Liquidity and Capital Resources
For the Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months. As of December 31, 2023, we had $10.3 million in cash and cash equivalents compared to $14.4 million as of December 31, 2022. As of December 31, 2023, we had $552.4 million of outstanding borrowings under our ABL Facility compared to $437.7 million of outstanding borrowings as of December 31, 2022.

Loan Covenants and Compliance
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit Buyer’s and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of Buyer’s restricted subsidiaries to pay dividends to Buyer; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of Buyer’s assets; enter into certain transactions with Buyer’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Buyer and its restricted subsidiaries are permitted to make. Unlimited dividends under the ABL Facility may be permitted so long as, on a pro forma basis, “distribution conditions” (as defined in the ABL Credit Agreement governing the ABL Facility) are satisfied. As of December 31, 2023, the Company’s distribution conditions were satisfied and, as a result, the Company determined there were no restrictions on distribution by the Buyer and its restricted subsidiaries by the ABL Credit Agreement.
The Indenture contains covenants that limit the Issuer’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Issuer to the Issuer’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Issuer’s subsidiaries as unrestricted subsidiaries. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Issuer and its restricted subsidiaries are permitted to make. Unlimited dividends, under 2029 Indenture, may be made so long as after giving effect to making the dividends, the consolidated total debt ratio would be no greater than 5.00 to 1.00 on a pro forma basis. As of December 31, 2023, the Company’s consolidated total debt ratio was not greater than 5.00 to 1.00 and, as a result, the Company determined there were no restrictions on distribution by the Issuer and its restricted subsidiaries by the Indenture. See Note 9: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 for more information.
The Company presents Adjusted EBITDA calculated in accordance with “Consolidated EBITDA” as that term is used in the ABL Credit Agreement and the Indenture. Adjusted EBITDA is defined as net income, as adjusted for provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization, and further adjusted for the impact of the fair value mark-up of acquired rental fleet (the “non-cash purchase accounting impact”), business acquisition and merger-related costs, including integration, the impact of accounting for certain of our rental contracts with customers that are accounted for under GAAP as a sales-type lease and stock compensation expense.
The Company presents Net Leverage Ratio, which is equivalent to Consolidated Total Net Leverage Ratio in our ABL Credit Agreement and Consolidated Total Debt Ratio in the Indenture, is defined as Net Debt over Adjusted EBITDA. Net debt is defined as total debt (calculated as current and long-term debt, excluding deferred financing fees, plus current and long-term finance lease obligations) minus cash and cash equivalents.
Our creditors utilize Adjusted EBITDA and Net Leverage Ratio to assess our compliance with the restrictive covenants in the ABL Credit Agreement and the Indenture. Neither Adjusted EBITDA or Net Leverage Ratio is calculated in accordance with GAAP and may not conform to the calculation of Adjusted EBITDA or Net Leverage Ratio used by other companies. Neither Adjusted EBITDA or Net leverage Ratio should be considered as a substitute for a measure of our financial performance or liquidity prepared in accordance with GAAP.

The following table provides the calculation of Adjusted EBITDA pursuant to the ABL Credit Agreement and the Indenture for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in $000s)	2023	2022	$ Change	% Change
Net income	$50,712	$38,905	$11,807	30.3%
Interest expense	94,694	76,265	18,429	24.2%
Income tax expense	7,364	7,827	(463)	(5.9)%
Depreciation and amortization	218,993	223,483	(4,490)	(2.0)%
EBITDA	371,763	346,480	25,283	7.3%
Adjustments:
Non-cash purchase accounting impact (1)	19,742	23,069	(3,327)	(14.4)%
Transaction and integration costs (2)	14,143	26,218	(12,075)	(46.1)%
Sales-type lease adjustment (3)	10,458	5,204	5,254	101.0%
Share-based payments (4)	13,309	12,297	1,012	8.2%
Change in fair value of derivative and warrants (5)	(2,485)	(20,290)	17,805	(87.8)%
Adjusted EBITDA	$426,930	$392,978	$33,952	8.6%

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

	Year Ended December 31,
(in $000s)	2023	2022
Equipment sales	$(58,064)	$(41,525)
Cost of equipment sales	55,716	37,582
Gross profit	(2,348)	(3,943)
Interest income	(16,065)	(12,130)
Rental invoiced	28,871	21,277
Sales-type lease adjustment	$10,458	$5,204
(4) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents the charge to earnings for our interest rate collar and the change in fair value of the liability for warrants.

The following table presents the calculation of Net Debt and Net Leverage Ratio:

(in $000s)	December 31, 2023	December 31, 2022
Current maturities of long-term debt	$8,257	$6,940
Current portion of finance lease obligations	—	1,796
Long-term debt, net	1,487,136	1,354,766
Finance leases	—	3,206
Deferred financing fees	22,406	27,686
Less: cash and cash equivalents	(10,309)	(14,360)
Net Debt	$1,507,490	$1,380,034
Divided by: Adjusted EBITDA	426,930	392,978
Net Leverage Ratio	3.53	3.51

Future Contractual Obligations
Our estimated future obligations as of December 31, 2023 include both short-term (over the next 12 months) and long-term obligations. We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund operating activities and working capital, the purchase of rental equipment and inventories for vocational truck production and parts and accessories products, human capital costs (which are not accurately estimable), payments due under leases, debt service, and acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the use of additional operating leases or other financing sources as market conditions permit.
Our expected material contractual cash requirements over the next twelve months primarily consist of minimum operating lease obligations of $8.8 million, debt principal and interest payments of $8.0 million and $101.8 million, respectively, and the repayment of floor plan borrowings. We enter into purchase agreements with manufacturers and suppliers of chassis, parts and components and attachments, for our rental fleet and inventory. The purchase agreements are cancellable within a specified notification period to the supplier. Such amounts are not estimable as of December 31, 2023.
Operating Lease Payments. We have short-term and long-term minimum cash requirements for operating lease payments of $8.8 million and $41.6 million, respectively. The total amounts do not equal the carrying amount due to imputed interest. See Note 10: Leases as Lessee in the Notes to the Consolidated Financial Statements under Part II, Item 8, for a summary of the estimated future repayment terms for the operating lease amounts.
Floor Plan Financing. We have floor plan payables of $662.3 million at December 31, 2023 that represent financing arrangement to facilitate our purchase of chassis, parts, components and attachments inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit to inventory. See Note 7: Floor Plan Financing in the Notes to the Consolidated Financial Statements under Part II, Item 8, for obligations related to trade and non-trade floor plan financings.

Notes Payable and Loan Principal and Interest Payments. We have short-term and long-term cash requirements of $8.0 million and $1,509.8 million, respectively, for the payment of principal related to notes payable and loans as of December 31, 2023. The total amount does not equal the carrying amount due to unamortized deferred charges. See Note 9: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 for more information.

Sources and Uses of Cash
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in $000s)	2023	2022
Net cash flow from operating activities	$(30,883)	$45,968
Net cash flow from investing activities	(176,598)	(218,936)
Net cash flow from financing activities	202,876	153,896
Effect of exchange rate changes on cash and cash equivalents	554	(2,470)
Net change in cash and cash equivalents	$(4,051)	$(21,542)
As of December 31, 2023, we had cash and cash equivalents of $10.3 million, a decrease of $4.1 million from December 31, 2022. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility, and availability under our credit facilities.
Cash Flows from Operating Activities
Net cash used in operating activities was $30.9 million for the year ended December 31, 2023, as compared to $46.0 million provided by operating activities in the same period of 2022. The use of cash in the current period is the result of our increased levels of inventory purchases and production.
Cash Flows from Investing Activities
Net cash used in investing activities was $176.6 million for the year ended December 31, 2023, as compared to cash used in investing activities of $218.9 million in 2022. The decrease in cash used in investing activities is due to the cash paid for acquisition, net of cash acquired, in 2022 of $49.8 million as well as an increase in proceeds from sales and disposals of rental equipment of $23.7 million, partially offset by an increase in purchases for rental and non-rental equipment and cloud computing arrangements of $31.2 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $202.9 million for the year ended December 31, 2023, as compared to $153.9 million in 2022. The increase in cash provided by financing activities is primarily due to an increase in borrowings under revolving credit facilities of $68.0 million, partially offset by an increase in cash paid for the repurchase of common stock of $28.6 million.
Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021
For a comparison of our liquidity and capital resources for the year ended December 31, 2022, compared to the year ended December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and exchange Commission on March 14, 2023, which is incorporated herein by reference.

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
Useful Lives and Salvage Values of Rental Equipment
Our rentable equipment consists of aftermarket parts and specialized rental equipment. Purchases of our equipment are recorded at cost and we depreciate the cost to an estimated salvage value. We depreciate our aftermarket parts over their estimated useful rentable life of five years. We depreciate our rental equipment over its estimated useful rentable life of one to seven years with an estimated residual value of 0% to 35% of the cost, using the straight-line method. Useful life is estimated based upon the expected period the equipment will be in the fleet as a rentable unit. A salvage value is estimated to approximate the value of the equipment at the end of its useful (i.e., rentable) life, allowing for a reasonable profit margin on the sale of the equipment when we remove the unit from the fleet. In establishing useful lives and salvage values, we consider factors related to customer demand of differing types of equipment in order for us to hold and maintain an optimal mix of equipment types in our fleet. We also continuously evaluate factors related to the condition and serviceability of the equipment in our fleet in order to make estimates of useful life and expected end-of-life value. Depreciation of our equipment is recognized as a component of our cost of revenue. For sold equipment, the carrying value of an item is recognized as cost of equipment sale within cost of revenue. Changes in estimated useful life and/or salvage value would impact our gross profit in our consolidated financial statements. To the extent that the useful lives of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would increase or decrease by approximately $149.6 million, respectively. Similarly, to the extent the estimated salvage values of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $3.4 million. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset.
Business Combinations
We have made acquisitions in the past and may continue to make acquisitions in the future. We allocate the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Rental equipment generally represents the largest component and was 37% of total assets acquired during the two years ended December 31, 2022, followed by goodwill at 30% and other intangible assets at 20%. There were no acquisitions made during the year ended December 31, 2023. Goodwill is attributable to the synergies and economies of scale expected from the combination of the businesses.
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
Goodwill and the Evaluation of Goodwill Impairment
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We review goodwill for impairment at least annually or more frequently as warranted by triggering events that indicate potential impairment. The Company may perform qualitative and quantitative impairment analyses on October 1 annually to evaluate whether it is more likely than not that the fair value of its reporting units is less than their respective carrying amounts as of the annual assessment date. Goodwill is analyzed for impairment at the reporting unit level, which we have determined to be our operating segments, ERS, TES, and APS. A qualitative assessment (“Step 0 test”) may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance and other entity or reporting unit specific events. When performing a Step 0 test, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment analysis (“Step 1 test”) by comparing the carrying amount to an estimate of the fair value of the reporting unit. We performed the Step 0 test for each of our reporting units and supplemented the analysis by performing a Step 1 test specific to the ERS and APS reporting units as of October 1, 2023. In performing the supplemental Step 1 test in 2023 related to the ERS and APS reporting units, we estimated the fair value of each reporting unit using the income approach. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.
Factors that management must estimate when performing impairment tests include rental and sales volumes and prices, inflation, discount rates, tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. The estimates of future cash flow require us to establish expectations about customer demand, investments in maintaining or expanding infrastructure for the markets each reporting unit serves, and the supply and capacity of equipment in the rental market, among others. Additionally, we are required to establish expectations for the businesses’ cost of capital and ability to acquire and maintain equipment in the future. Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to our eventual future operating performance. Changes in these estimates, many of which fall under Level 3 within the fair value measurement hierarchy (refer to Note 2: Summary of Significant Accounting Policies – Fair Value Measurements to the consolidated financial statements included in this Annual Report on Form 10-K), could change our conclusion regarding the impairment of goodwill assets and potentially reduce the carrying value of goodwill on our balance sheet and reduce our income in the year in which it is recorded.
As a result of our analyses, the Company determined that there was no impairment of goodwill.
Accounts Receivable and Allowance for Doubtful Accounts
Allowance for doubtful accounts represents our estimate of current expected credit losses on our trade accounts receivable. Accounts receivable from customers are generated from our leasing, sales and service businesses. We make judgments regarding our expected credit losses, which are based on an assessment of historical credit losses, ability of customers to pay, current financial conditions of customers, as well as forecasts of collections and losses. Other factors that could lead to credit losses include adverse trends in the end-market industries that we serve and macroeconomic trends, each of which is considered in our forecasts. Estimated credit losses related to accounts receivable generated through leasing activities are recorded as a reduction to rental revenue. Estimated credit losses related to accounts receivable generated through sales and service activities are recorded within selling, general and administrative expense. The allowance for doubtful accounts represents our estimate of credit losses expected on our trade receivables. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. At December 31, 2023, a 100 basis point increase to our credit loss estimate would increase our allowance for doubtful accounts by approximately $0.9 million.
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
We record deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized in the future. Future realization of deferred income tax assets (meaning, items that may provide tax deductions in future periods) requires evidence that there will be sufficient taxable income in those future periods, or within any carryback periods available under tax law. We evaluate the realizability of our deferred tax assets on a quarterly basis. To be realized, there must be an objective and verifiable basis for the expectation of taxable income in future periods to offset, or “consume,” the deferred tax assets. The evaluation includes the consideration of all available factors, both positive and negative, regarding (i) the estimated future reversals of existing taxable temporary differences (that is, deferred tax liabilities), (ii) forecasted future taxable income, exclusive of those reversing temporary differences and carryforwards, (iii) historical taxable income in prior carryback periods, if carryback is permitted, and (iv) potential tax planning strategies that may be employed to prevent an operating loss or tax credit carryforward from expiring unused. The verifiable evidence, such as future reversals of existing temporary differences and the ability to carryback, are considered before estimated future taxable income (exclusive of temporary differences and tax planning strategies) is considered because future taxable income estimates are more subjective. The majority of our deferred tax assets are comprised of income tax carryforwards, including federal and state net operating loss carryforwards (“NOLs”) and non-deductible interest expense carryforwards. Some of these carryforwards are subject to annual usage limitations and expiration, while other state NOLs and a portion of federal NOLs do not have expirations.
While we remain in a financial reporting loss position based on a cumulative pre-tax loss for the three-year period ended December 31, 2023, the determination of the valuation allowance is based on our evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of our deferred tax assets. Therefore, changes in our deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur. At December 31, 2023, our deferred tax asset valuation allowance was $67.6 million.

Recent Accounting Pronouncements
See Note 2: Summary of Significant Accounting Policies, to our Annual Report on Form 10-K for a discussion of recently issued and adopted accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our ABL facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of December 31, 2023, we had $1,214.7 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under the ABL Facility and floor plan financing arrangements. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense under the ABL Facility and floor plan financing arrangements by approximately $1.5 million on an annual basis.
We, from time to time, may manage a portion of our risks from exposures to fluctuations in interest rates as part of our risk management program through the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings and cash flows caused by fluctuations in the interest rates of our variable-rate debt.
Foreign currency exchange rate risk
During the year ended December 31, 2023, we generated $48.6 million of revenue in Canadian dollars. Each 100 basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.5 million. We do not currently hedge our exchange rate exposure.

Item 8.    Financial Statements and Supplementary Data

Custom Truck One Source, Inc. and Subsidiaries
Consolidated Financial Statements Index

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Custom Truck One Source, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Custom Truck One Source, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2024 expressed an adverse opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill of the Equipment Rental Solutions and Aftermarket Parts and Services Reporting Units
Description of the Matter
At December 31, 2023, the Company’s goodwill was $704.0 million with $498.8 million assigned to the Equipment Rental Solutions (ERS) reporting unit and $37.9 million assigned to the Aftermarket Parts and Services (APS) reporting unit. As described in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually on October 1st and whenever events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. The Company estimates the fair value of its reporting units using the income approach using discounted estimated future cash flows.

Auditing management's annual goodwill impairment analysis for the ERS and APS reporting units was complex and highly judgmental due to the significant estimation required by management to determine the fair value of the reporting units. In particular, the income approach fair value estimates were sensitive to significant assumptions, such as the revenue growth and discount rate for the ERS and APS reporting units, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s goodwill impairment assessment for the ERS and APS reporting units.

To test the estimated fair values of the Company’s ERS and APS reporting units, we performed audit procedures that included, among others, evaluating the valuation methodology and testing the significant assumptions discussed above used by the Company in its analysis. We involved our internal valuation specialists to assist in the evaluation of the valuation methodology and testing certain significant assumptions, including the discount rate. We compared the significant assumptions, such as revenue growth, used by management to current industry and economic data, recent historical performance and other factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in the assumptions. We also tested the underlying data used by the Company in its analysis for completeness and accuracy.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Kansas City, Missouri
March 7, 2024

Custom Truck One Source, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended
(in $000s, except per share data)	2023	2022	2021
Revenue
Rental revenue	$478,910	$464,039	$370,067
Equipment sales	1,253,453	982,341	695,334
Parts sales and services	132,737	126,706	101,753
Total revenue	1,865,100	1,573,086	1,167,154
Cost of Revenue
Cost of rental revenue	120,198	110,272	99,885
Depreciation of rental equipment	170,664	171,703	157,110
Cost of equipment sales	1,016,149	805,852	618,444
Cost of parts sales and services	103,829	101,511	81,702
Total cost of revenue	1,410,840	1,189,338	957,141
Gross Profit	454,260	383,748	210,013
Operating Expenses
Selling, general and administrative expenses	231,403	210,868	155,783
Amortization	27,110	33,940	40,754
Non-rental depreciation	10,656	9,414	3,613
Transaction expenses and other	14,143	26,218	51,830
Total operating expenses	283,312	280,440	251,980
Operating Income (Loss)	170,948	103,308	(41,967)
Other Expense
Loss on extinguishment of debt	—	—	61,695
Interest expense, net	131,315	88,906	72,843
Financing and other (income) expense	(18,443)	(32,330)	571
Total other expense	112,872	56,576	135,109
Income (Loss) Before Income Taxes	58,076	46,732	(177,076)
Income Tax Expense	7,364	7,827	4,425
Net Income (Loss)	$50,712	$38,905	$(181,501)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments, net	$2,969	$(8,947)	$—
Other Comprehensive Income (Loss)	2,969	(8,947)	—
Comprehensive Income (Loss)	$53,681	$29,958	$(181,501)

Net Income (Loss) Per Share:
Basic	$0.21	$0.16	$(0.75)
Diluted	$0.21	$0.16	$(0.75)

Weighted-Average Common Shares Outstanding:
Basic (in thousands)	245,093	247,152	241,370
Diluted (in thousands)	245,726	247,705	241,370
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Balance Sheets

(in $000s, except share data)	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$10,309	$14,360
Accounts receivable, net	215,089	193,106
Financing receivables, net	30,845	38,271
Inventory	985,794	596,724
Prepaid expenses and other	23,862	25,784
Total current assets	1,265,899	868,245
Property and equipment, net	142,115	121,956
Rental equipment, net	916,704	883,674
Goodwill	704,011	703,827
Intangible assets, net	277,212	304,132
Operating lease assets	38,426	29,434
Other assets	23,430	26,944
Total Assets	$3,367,797	$2,938,212
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$117,653	$87,255
Accrued expenses	73,847	68,784
Deferred revenue and customer deposits	28,758	34,671
Floor plan payables - trade	253,197	136,634
Floor plan payables - non-trade	409,113	293,536
Operating lease liabilities - current	6,564	5,262
Current maturities of long-term debt	8,257	6,940
Current portion of finance lease obligations	—	1,796
Total current liabilities	897,389	634,878
Long-term debt, net	1,487,136	1,354,766
Finance leases	—	3,206
Operating lease liabilities - noncurrent	32,714	24,818
Deferred income taxes	33,355	29,086
Warrants and other liabilities	—	3,015
Total long-term liabilities	1,553,205	1,414,891
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized, 249,903,120 and 248,311,104 shares issued and outstanding, at December 31, 2023 and December 31, 2022, respectively	25	25
Treasury stock, at cost — 8,891,788 and 2,241,069 shares at December 31, 2023 and December 31, 2022, respectively	(56,524)	(15,537)
Additional paid-in capital	1,537,553	1,521,487
Accumulated other comprehensive loss	(5,978)	(8,947)
Accumulated deficit	(557,873)	(608,585)
Total stockholders' equity	917,203	888,443
Total Liabilities and Stockholders' Equity	$3,367,797	$2,938,212
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in $000s)	2023	2022	2021
Operating Activities
Net income (loss)	$50,712	$38,905	$(181,501)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	218,993	223,483	209,073
Amortization of debt issuance costs	5,653	4,860	4,740
Loss on extinguishment of debt	—	—	61,695
Provision for losses on accounts receivable	8,522	12,650	11,103
Share-based compensation	13,309	12,297	17,313
Gain on sales and disposals of rental equipment	(67,721)	(55,213)	(11,636)
Change in fair value of derivative and warrants	(2,485)	(20,290)	6,192
Deferred tax expense	4,241	7,387	3,863
Changes in assets and liabilities:
Accounts and financing receivables	(20,879)	(36,821)	(37,716)
Inventories	(388,063)	(194,691)	46,574
Prepaids, operating leases and other	3,518	(11,936)	(6,123)
Accounts payable	28,339	(5,589)	8,060
Accrued expenses and other liabilities	4,339	8,108	5,580
Floor plan payables - trade, net	116,563	63,920	(18,276)
Customer deposits and deferred revenue	(5,924)	(1,102)	19,985
Net cash flow from operating activities	(30,883)	45,968	138,926
Investing Activities
Acquisition of businesses, net of cash acquired	—	(49,832)	(1,337,686)
Purchases of rental equipment	(364,190)	(340,791)	(188,389)
Proceeds from sales and disposals of rental equipment	229,559	205,852	99,833
Purchase of non-rental property and cloud computing arrangements	(41,967)	(34,165)	(3,238)
Net cash flow from investing activities	(176,598)	(218,936)	(1,429,480)
Financing Activities
Proceeds from debt	21,417	—	952,743
Proceeds from issuance of common stock	—	—	883,000
Payment of common stock issuance costs	—	—	(6,386)
Payment of premiums on debt extinguishment	—	—	(53,469)
Share-based payments	792	(1,838)	(652)
Borrowings under revolving credit facilities	221,046	153,036	491,084
Repayments under revolving credit facilities	(106,377)	(110,249)	(347,111)
Repayments of notes payable	(7,679)	(1,012)	(507,509)
Finance lease payments	(2,682)	(3,955)	(5,223)
Repurchase of common stock	(38,845)	(10,279)	—
Acquisition of inventory through floor plan payables - non-trade	789,199	619,896	304,902
Repayment of floor plan payables - non-trade	(673,622)	(491,599)	(353,641)
Payment of debt issuance costs	(373)	(104)	(34,694)
Net cash flow from financing activities	202,876	153,896	1,323,044
Effect of exchange rate changes on cash and cash equivalents	554	(2,470)	—
Net Change in Cash and Cash Equivalents	(4,051)	(21,542)	32,490
Cash and Cash Equivalents at Beginning of Period	14,360	35,902	3,412
Cash and Cash Equivalents at End of Period	$10,309	$14,360	$35,902

Custom Truck One Source, Inc.
Consolidated Statements of Cash Flows — Continued

	Years Ended December 31,
(in $000s)	2023	2022	2021
Supplemental Cash Flow Information
Interest paid	$122,868	$81,177	$92,625
Income taxes paid	2,133	567	541
Non-Cash Investing and Financing Activities
Non-cash consideration - acquisition of business	—	—	187,935
Property and equipment purchases in accounts payable	2,120	68	—
Rental equipment sales in accounts receivable	22,517	11,283	1,555
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2020	49,156,753	—	$5	$—	$434,917	$—	$(465,989)	$(31,067)
Net income (loss)	—	—	—	—	—	—	(181,501)	(181,501)
Share-based payments	1,501,659	(318,086)	—	(3,020)	19,839	—	—	16,819
Warrants liability reclassification	—	—	—	—	(10,290)	—	—	(10,290)
Shares issued in business combination	196,700,000	—	20	—	1,064,529	—	—	1,064,549
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,508,995	$—	$(647,490)	$858,510
Net income (loss)	—	—	—	—	—	—	38,905	38,905
Other comprehensive income (loss)	—	—	—	—	—	(8,947)	—	(8,947)
Common stock repurchases	—	(1,657,635)	—	(10,483)	—	—	—	(10,483)
Share-based payments	952,692	(265,348)	—	(2,034)	12,492	—	—	10,458
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,521,487	$(8,947)	$(608,585)	$888,443
Net income (loss)	—	—	—	—	—	—	50,712	50,712
Other comprehensive income (loss)	—	—	—	—	—	2,969	—	2,969
Common stock repurchases	—	(6,354,587)	—	(39,021)	—	—	—	(39,021)
Share-based payments	1,592,016	(296,132)	—	(1,966)	16,066	—	—	14,100
Balance, December 31, 2023	249,903,120	(8,891,788)	$25	$(56,524)	$1,537,553	$(5,978)	$(557,873)	$917,203

See accompanying notes to consolidated financial statements.

 Custom Truck One Source, Inc.
Notes to Consolidated Financial Statements
Note 1: Business and Organization
Organization
Custom Truck One Source, Inc., a Delaware corporation, and its wholly owned subsidiaries are engaged in the business of providing a range of products and services to customers through rentals and sales of specialty equipment, rentals and sales of aftermarket parts and services related to the specialty equipment, and repair, maintenance and customization services related to that equipment. Immediately following the acquisition by Nesco Holdings II, Inc. of Custom Truck One Source, L.P. (“Custom Truck LP”) as discussed in Note 3: Business Combinations, on April 1, 2021 (the “Acquisition”), Nesco Holdings, Inc. (“Nesco Holdings”) changed its name to “Custom Truck One Source, Inc.” and changed The New York Stock Exchange ticker for its shares of common stock (“Common Stock”) from “NSCO” to “CTOS,” and the ticker of its redeemable warrants from “NSCO.WS” to “CTOS.WS.” Terms such as, “we,” “our,” “us,” or “the Company” refer to Nesco Holdings prior to the Acquisition, and to the combined company after the Acquisition. Unless the context otherwise requires, the term “Nesco” or “Nesco Holdings” as used in these financial statements means Nesco Holdings and its consolidated subsidiaries prior to the Acquisition, and the term “Custom Truck LP” means Custom Truck LP and its consolidated subsidiaries prior to and on the date of the Acquisition.
We are a specialty equipment provider to the electric utility transmission and distribution, telecommunications, rail, forestry, waste management and other infrastructure-related industries in North America. Our core business relates to our new equipment inventory and rental fleet of specialty equipment that is utilized by service providers in infrastructure development and improvement work. We offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade, and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks and rail systems, as well as for lighting and signage. We rent, produce, sell and service a broad range of new and used equipment, including bucket trucks, digger derricks, dump trucks, cranes, service trucks, and heavy-haul trailers. We manage the business in three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). Segment information provided within this Annual Report on Form 10-K, is included in Note 20: Segments.
Equipment Rental Solutions (“ERS”) Segment
We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of December 31, 2023, this equipment (the “rental fleet”) is comprised of more than 10,300 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
Truck and Equipment Sales (“TES”) Segment
We offer a broad variety of new equipment for sale to be used across our end-markets, which can be modified to meet our customers’ specific needs. We believe that our integrated production capabilities and extensive knowledge gained over a long history of selling equipment have established us as a trusted partner for customers seeking tailored solutions with short lead times. In support of these activities, we primarily employ a direct-to-customer sales model, leveraging our dedicated sales force of industry and product managers, who are focused on driving national and local sales. We also opportunistically engage in the sale of used equipment purchased from third parties or received via trade-ins from new equipment sales customers. In the majority of these cases, we will sell used equipment directly to customers, rather than relying on auctions. Activities in our TES segment consist of the production and sale of new and used specialty equipment and vocational trucks, which includes equipment from leading original equipment manufacturers (“OEMs”) across our end-markets, as well as our Load KingTM brand.

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

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the accounting policies described below. Our consolidated financial statements include the accounts of all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires that these Consolidated Financial Statements and most of the disclosures in these Notes be presented on a historical basis, as of or for the current annual period or prior annual periods. The consolidated financial position and results of operations and cash flows (including segment information) presented herein include those of Custom Truck One Source, Inc. as of December 31, 2023 and since the date of the Acquisition. Financial information presented for periods prior to the Acquisition represent those of Nesco Holdings and its subsidiaries.
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
Recently Adopted Accounting Standards
Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This ASU improves the comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination and requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amended guidance specifies for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities, thereby providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU was effective as of January 1, 2023. The Company applies the guidance in ASU 2021-08 prospectively to any future business combinations occurring on or after the effective date; however, there were no business combinations during the year ended December 31, 2023.
Financing Receivables
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
Recently Issued Accounting Standards
Income Taxes
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application required and early adoption permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
Revenue Recognition
We recognize revenue in accordance with two different accounting standards: Topic 606, Revenue from contracts with customers (“Topic 606”), and Topic 842, Leases (“Topic 842”).
Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A “performance obligation” is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under Topic 606. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services. Our contracts with customers generally do not include multiple performance obligations.
Rental Revenue – Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. We also charge customers for damaged equipment, which is assessed and billed at the time a rental asset is returned to the Company and recorded within Parts Sales and Services revenue. We record changes in the estimated collectability of operating lease trade receivables against rental revenue. Our rental contracts are for various types of equipment and tools under 28-day or monthly agreements which include automatic renewal provisions. The majority of our rental payments are due upon receipt, with a majority billed at the end of each 28-day or monthly period. Revenue is recognized ratably over the rental agreement period and in accordance with Topic 842. Unearned revenue is reported in deferred revenue and customer deposits in our consolidated balance sheets. We require our rental customers to maintain liability and property insurance covering the units during the rental term and to indemnify us from losses caused by the negligence of the customer, their employees or contractors during the rental term.
We also provide rental customers the opportunity to enter into contracts containing a rental purchase option (“RPO”). The RPO allows the customer to earn credit towards the purchase price of the leased equipment. The earned credit is based on rental payments made. Certain leases containing these purchase options are classified as sales-type leases because the RPO purchase price related to the leased equipment is considered to be a “bargain purchase option” in the lease. However, distinguishing a sales-type lease from an operating lease in the Company's portfolio of rental contracts involves assessing whether a customer’s exercise of their purchase option meets the reasonably certain criteria of Topic 842. This assessment involves judgments about whether there exists a compelling economic reason for an exercise on the part of the customer, considering factors related to the rental contract itself, the underlying asset, specifics about the customer’s financial situation and market conditions related to rentals of similar classes of assets. Revenue on these lease contracts is recognized at the point in time when the Company is reasonably certain that the criteria are met. Revenue from these leases is recorded as equipment sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Accounts receivable, net consisted of the following:

(in $000s)	December 31, 2023	December 31, 2022
Accounts receivable	$232,592	$212,347
Less: allowance for doubtful accounts	(17,503)	(19,241)
Accounts receivable, net	$215,089	$193,106
The relationship between provision for losses on accounts receivable and allowance for doubtful accounts is presented below:

	Year Ended December 31,
(in $000s)	2023	2022	2021
Allowance - beginning of period	$19,241	$10,820	$6,372
Provision for losses on accounts receivable	8,585	12,650	11,103
Accounts written off during period, net of recoveries	(10,323)	(4,229)	(6,655)
Allowance - end of period	$17,503	$19,241	$10,820

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
Rental equipment is primarily comprised of the cost of truck-mounted aerial lifts, cranes, trucks, trailers, digger derricks, line equipment, cranes, pressure diggers, underground and other machinery and equipment. The rental equipment we purchase is recorded at cost and depreciated over the estimated rentable life of the equipment using the straight-line method over useful lives, depending on product categories, ranging from 1 to 7 years, to an estimated residual value, depending on product categories, ranging from 0% to 35% of cost. Depreciation of rental equipment commences when a rental unit is placed into the rental fleet and becomes available to rent and the cost is depreciated whether or not the equipment is on rent. We reevaluate the estimated rentable life as rental equipment is purchased, estimating the period that the asset will be held, considering factors such as historical rental activity and expectations of future rental activity. We also reevaluate the estimated residual values of the applicable rental equipment. The residual value of equipment is affected by factors that include equipment age, amount of usage and market conditions. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment, and incentives offered by manufacturers of new equipment. These factors are considered when estimating future residual values and depreciation periods.
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
Property and Equipment
Property and equipment is primarily comprised of land, buildings and improvements, machinery and equipment, and vehicles and is carried at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method based on useful lives ranging from three to 39.5 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Leasehold improvements are depreciated over the lesser of the improvement’s useful life or the remaining lease term.
Leases as Lessee
We determine if an arrangement is a lease at inception of an arrangement. Operating and finance lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term, while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As most leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. The length of a lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise those options. The Company does not recognize lease assets or liabilities for leases with a term of 12 months or less, and it recognizes these lease payments as lease cost on a straight-line basis over the lease term. We do not separate lease and non-lease components. The Company applies a portfolio approach to determine the discount rate for leases with similar characteristics.

For our leases classified as operating, the ROU asset is measured throughout the lease term at the carrying amount of the lease liability, plus unamortized initial direct costs, plus/(minus) any unamortized prepaid/(accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
For our leases classified as finance leases, the ROU asset is amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to the Company, or the Company is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Rental assets leased under the finance leases are included in rental equipment and property and equipment, and depreciation thereon is recognized in depreciation of rental equipment, cost of revenue and non-rental depreciation expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). When we make our contractually required payments under finance leases, we allocate a portion to reduce the finance lease obligation and a portion is recognized as interest expense.
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
Recognized goodwill from a business combination is assigned to our reporting units using an income approach based on the present value of estimated future cash flows. We estimate the fair value of our reporting units using both an income approach based on the present value of estimated future cash flows and a market approach based on traded values of selected companies. We believe this combined approach yields the most appropriate determination of fair value. Determining the fair value of our reporting units is judgmental and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions that we believe are reasonable. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for our reporting units.
The Company performed a qualitative impairment test (the “Step 0 test”) on October 1, 2023 to evaluate the fair value of its three reporting units with respect to their carrying amounts as of the annual assessment date. Goodwill is tested for impairment at the reporting unit level, which the Company has determined to be the same as its reportable segments (ERS, TES, and APS). The impairment assessments may include, but are not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance and other entity or reporting unit specific events. When performing a Step 0 test, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform the Step 1 test by comparing the carrying amount to the estimated fair value of the reporting unit.
We performed the Step 0 test for each of our reporting units and supplemented the analysis by performing a quantitative “Step 1 test” specific to the ERS and APS reporting units as of October 1, 2023. In performing the supplemental Step 1 test in 2023 related to the ERS and APS reporting units, we estimated the fair value of each reporting unit using the income approach. The income approach utilizes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The estimates of future cash flow require the Company to establish expectations about customer demand, investments in maintaining or expanding infrastructure for the markets that the reporting unit serves, and the supply and capacity of equipment in the rental market, among others. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties, which fall under Level 3 within the fair value measurement hierarchy (refer to Fair Value Measurements within this Note).
As a result of our analyses, the Company determined that there was no impairment of goodwill.
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
Accrued Expenses
Accrued expenses consisted of the following:

(in $000s)	December 31, 2023	December 31, 2022
Accrued interest	$16,891	$14,097
Accrued salaries, wages and benefits	41,667	39,653
Accrued sales taxes	8,834	8,533
Other	6,455	6,501
Total accrued expenses	$73,847	$68,784
Cloud Computing Arrangement Implementation Costs
The Company has entered into certain cloud-based hosting agreements that are accounted for as service contracts. For internal-use software obtained through a hosting arrangement that is a service contract, the Company capitalizes certain implementation costs, such as costs incurred to integrate, configure, and customize internal-use software, which are consistent with costs incurred during the application development stage for on-premises software. These capitalized development costs are recorded in other assets on our Consolidated Balance Sheets. Capitalized implementation costs are amortized straight-line over the term of the hosting arrangement plus any reasonably certain renewal periods, which together ranges from three years to 10 years.
Cloud computing arrangements, net included in other assets in the Consolidated Balance Sheets consisted of the following:

(in $000s)	December 31, 2023	December 31, 2022
Cloud computing arrangements	$37,916	$34,587
Less: accumulated amortization	(16,058)	(9,703)
Cloud computing arrangements, net	$21,858	$24,884
Amortization expense for these assets is included in selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2023, 2022, and 2021, amortization expense was $6.4 million, $4.3 million and $2.5 million, respectively.
Advertising Costs
We promote our business through various industries media channels, and expense advertising costs as incurred to selling, general, and administrative expenses. For the years ended December 31, 2023, 2022, and 2021, advertising costs were approximately $3.3 million, $3.1 million and $4.8 million, respectively.
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

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income. With the exception of net operating loss carryforwards, we are generally no longer subject to federal, state, local, and foreign income tax examinations by tax authorities for years ending on or prior to December 31, 2019.
We recognize uncertain income tax positions if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Our determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet recognition and measurement standards. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2023 and 2022, our uncertain income tax positions, unrecognized tax benefits, and accrued interest were not material.
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
Custom Truck LP generated $923.8 million of revenue and $28.2 million of pre-tax loss subsequent to the Closing Date for the year ended December 31, 2021, which was included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021.
Financing Transactions
On the Closing Date, the Issuer issued $920 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes were issued pursuant to an indenture, dated as of April 1, 2021, by and among the Issuer, Wilmington Trust, National Association, as trustee, and the guarantors party thereto (the “Indenture”). The Issuer pays interest on the Notes semi-annually in arrears on April 15 and October 15 of each year, which commenced on October 15, 2021. Unless earlier redeemed, the 2029 Secured Notes will mature on April 15, 2029. The notes were offered pursuant to a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside of the United States in reliance on Regulation S under the Securities Act. The proceeds from the issuance and sale of the 2029 Secured Notes were used to consummate the Acquisition and to repay the Senior Secured Notes due 2024 previously issued by Nesco Holdings, repay certain indebtedness of Custom Truck LP and pay certain fees and expenses related to the Acquisition and financing transactions.
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

Pro Forma Information
The below pro forma information is presented for the year ended December 31, 2021 and uses the estimated fair value of assets and liabilities on the Closing Date, and makes the following assumptions: (1) removes acquisition-related costs and charges that were recognized in the Company's consolidated financial statements in the year ended December 31, 2021, as if the Acquisition and related financing transactions had occurred on January 1, 2020; (2) removes the loss on the extinguishment of debt that was recognized in the Company's consolidated financial statements in the year ended December 31, 2021, as if the debt extinguishment giving rise to the loss had occurred on January 1, 2020; (3) adjusts for the impacts of purchase accounting in the years ended December 31, 2021; (4) adjusts interest expense, including amortization of debt issuance costs, to reflect borrowings on the ABL Facility and issuance of the 2029 Secured Notes, as if the funds had been borrowed and the notes had been issued on January 1, 2020 and used to repay Nesco’s 2019 Credit Facility, Nesco’s Senior Secured Notes due 2024 (both as defined in Note 9: Long-Term Debt) and the Custom Truck LP Credit Facility and term loan; and (5) adjusts for the income tax effect using a tax rate of 25%. The pro forma information is not necessarily indicative of the Company’s results of operations had the Acquisition been completed on January 1, 2020, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies, synergies, or revenue opportunities that could result from the Acquisition.

Year Ended December 31,
(in $000s)	2021
Revenue	$1,483,625
Net loss	$(90,521)
The following presents a summary of the pro forma adjustments that are directly attributable to the business combination:

		Year Ended December 31,
(in $000s)		2021
Increase (decrease) net income/loss:
Impact of fair value mark-ups on inventory	a	$19,186
Impact of fair value mark-ups on rental fleet depreciation	b	(3,817)
Intangible asset amortization and other depreciation expense	c	(3,376)
Transaction expenses	d	40,277
Interest expense and amortization of debt issuance costs	e	3,919
Loss on extinguishment of debt refinanced	f	61,695
Income tax benefit	g	(29,471)
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
HiRail generated $16.9 million of revenue and $2.6 million of pre-tax income subsequent to January 14, 2022 for the year ended December 31, 2022, which was included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2022. Costs and expenses related to the acquisition were expensed as incurred and were not material. Additionally, pro forma information as if the acquisition of HiRail had occurred on January 1, 2021 is not being presented as the information is not considered material to our consolidated financial statements.

Note 4: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Year Ended December 31,
(in $000s)	2023	2022	2021
United States	$1,816,471	$1,529,165	$1,148,683
Canada	48,629	43,921	18,471
Total Revenue	$1,865,100	$1,573,086	$1,167,154

Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line are presented in the tables below.

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2023			2022			2021
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$453,696	$—	$453,696	$444,155	$—	$444,155	$355,658	$—	$355,658
Shipping and handling	—	25,214	25,214	—	19,884	19,884	—	14,409	14,409
Total rental revenue	453,696	25,214	478,910	444,155	19,884	464,039	355,658	14,409	370,067
Sales and services:
Equipment sales	58,064	1,195,389	1,253,453	30,547	951,794	982,341	16,274	679,060	695,334
Parts and services	22,124	110,613	132,737	13,402	113,304	126,706	6,726	95,027	101,753
Total sales and services	80,188	1,306,002	1,386,190	43,949	1,065,098	1,109,047	23,000	774,087	797,087
Total revenue	$533,884	$1,331,216	$1,865,100	$488,104	$1,084,982	$1,573,086	$378,658	$788,496	$1,167,154
Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue. Parts and services revenue includes $30.0 million, $26.1 million and $21.5 million related to services provided to customers for the years ended December 31, 2023, 2022, and 2021, respectively.
Receivables, Contract Assets and Liabilities
As of December 31, 2023 and 2022, the Company had receivables related to contracts with customers of $112.1 million and $98.0 million, respectively. As of December 31, 2023 and 2022, the Company had receivables related to rental contracts and other of $103.0 million and $95.1 million, respectively.
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
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of December 31, 2023 and 2022, the Company had approximately $2.9 million and $3.0 million, respectively, of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $25.9 million and $29.6 million in deposits as of December 31, 2023 and 2022, respectively. Of the $29.6 million deposit liability balance as of December 31, 2022, $29.5 million was recorded as revenue during the year ended December 31, 2023 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
The Company does not have material contract assets, and it did not recognize any material impairments of any contract assets.
The primary costs to obtain contracts for new and rental unit sales with the Company's customers are commissions. The Company pays its sales force commissions related to the sale and rental of new and used units. For new unit and rental unit sales, the period benefited by each commission is less than one year. As a result, the Company expenses commissions as incurred.

Note 5: Sales-Type Leases
Revenue from rental agreements qualifying as sales-type leases was as follows:

	Year Ended December 31,
(in $000s)	2023	2022
Equipment sales	$58,064	$41,525
Cost of equipment sales	55,716	37,582
Gross profit	$2,348	$3,943
As these transactions remained under rental contracts, $28.9 million and $21.3 million for the years ended December 31, 2023 and 2022, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $16.1 million and $12.1 million for the years ended December 31, 2023 and 2022, respectively.
The Company’s financing receivables are related to sales-type leases and are collateralized by a security interest in the underlying equipment. As of December 31, 2023 and 2022 financing receivables, net of unearned income of $0.7 million and $0.7 million, were $30.8 million and $38.3 million, respectively.

Note 6: Inventory
Inventory consisted of the following:

(in $000s)	December 31, 2023	December 31, 2022
Whole goods	$846,170	$468,557
Aftermarket parts and services inventory	139,624	128,167
Inventory	$985,794	$596,724

Note 7: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility. See Note 9: Long-Term Debt. As of December 31, 2023, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows:

(in $000s)	December 31, 2023	December 31, 2022
Trade:
Daimler Truck Financial	$181,480	$105,447
PACCAR Financial Services	71,717	31,187
Trade floor plan payables	$253,197	$136,634
Non-trade:
PNC Equipment Finance, LLC	$409,113	$293,536
Non-trade floor plan payables	$409,113	$293,536
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $36.6 million, $12.6 million and $5.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Trade Floor Plan Financing:
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) which bears interest at a rate of the Prime plus 0.80% after an initial interest free period of up to 150 days. The total borrowing capacity under the Daimler Facility is $175.0 million, however, from time to time, Daimler extends credit to the Company in excess of this amount. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $125.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of the U.S. Prime Rate minus 0.71%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
References to the Prime Rate in the foregoing agreements represent the rate as published in The Wall Street Journal.
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. On August 25, 2023, the Company renewed the Loan Agreement by an additional two years. As of December 31, 2023, the Loan Agreement provided the Company with a $410.0 million revolving credit facility, which matures on August 25, 2025 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.00%. During January 2024, the Company entered into an amendment to the Loan Agreement which increased the revolving credit facility to $425.0 million and entered into another amendment in February 2024 that increased the revolving credit facility to $460.0 million.

Note 8: Rental Equipment and Property and Equipment
Rental equipment, net consisted of the following:

(in $000s)	December 31, 2023	December 31, 2022
Rental equipment	$1,405,532	$1,360,205
Less: accumulated depreciation	(488,828)	(476,531)
Rental equipment, net	$916,704	$883,674
Property and equipment, net consisted of the following:

(in $000s)	December 31, 2023	December 31, 2022
Buildings and leasehold improvements	$65,374	$65,660
Vehicles	32,354	29,184
Land and improvements	26,382	25,773
Machinery and equipment	27,855	22,224
Furniture and fixtures	3,386	6,321
Construction in progress	27,581	2,981
Total property and equipment	182,932	152,143
Accumulated depreciation	(40,817)	(30,187)
Property and equipment, net	$142,115	$121,956

Note 9: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
ABL Facility	$552,400	$437,731	7.7%	6.1%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	13,800	—	5.8%	—
Notes payable	31,599	31,661	3.1%-7.9%	3.1%-5.0%
Total debt outstanding	1,517,799	1,389,392
Deferred financing fees	(22,406)	(27,686)
Total debt excluding deferred financing fees	1,495,393	1,361,706
Less: current maturities	(8,257)	(6,940)
Long-term debt	$1,487,136	$1,354,766
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
As of December 31, 2023, borrowing availability under the ABL Facility was $194.5 million, and outstanding standby letters of credit were $3.1 million. On March 27, 2023, the ABL Facility was amended to change the London Interbank Offered Rate (“LIBOR”) rate to the SOFR rate. Borrowings under the ABL Facility bears interest at a floating rate, which, at Buyer’s election, could be (a) in the case of U.S. dollar denominated loans, either (i) SOFR plus an applicable margin or (ii) the base rate plus an applicable margin; or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (a) with respect to base rate loans, 0.50% to 1.00% and (b) with respect to SOFR loans and CDOR rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
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
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit Buyer’s and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of Buyer’s restricted subsidiaries to pay dividends to Buyer; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of Buyer’s assets; enter into certain transactions with Buyer’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Buyer and its restricted subsidiaries are permitted to make. In addition, the ABL Facility contains a springing financial covenant that requires Buyer and its restricted subsidiaries to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of at least 1.00 to 1.00; provided that the financial covenant shall only be tested when Specified Excess Availability (as defined in the ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the Line Cap (as defined in the ABL Credit Agreement) and (ii) $60.0 million (the “FCCR Test Amount”), in which case it shall be tested at the end of each succeeding fiscal quarter thereafter until the date on which Specified Excess Availability has exceeded the FCCR Test Amount for 30 consecutive calendar days. As of December 31, 2023, Specified Excess Availability under the ABL Facility exceeded the required threshold and, as a result, this financial covenant was inapplicable.
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
Restrictive Covenants
The Indenture contains covenants that limit the Issuer’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Issuer to the Issuer’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Issuer’s subsidiaries as unrestricted subsidiaries. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Issuer and its restricted subsidiaries are permitted to make.

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
2023 Credit Facility
On January 13, 2023, the Company entered into a new credit agreement allowing for borrowings of up to $18.0 million (the “2023 Credit Facility”). Proceeds from the credit agreement were used to finance a portion of the Company’s acquisition of real property from a related party in December 2022, see Note 19: Related Parties for further information. A portion of the loan proceeds were used to finance improvements to the property. In connection with entering into the agreement, the Company received proceeds of $13.7 million with the ability to draw an additional $4.2 million upon completion of certain construction milestones. Borrowings bear interest at a fixed rate of 5.75% per annum and are required to be repaid monthly in an amount of approximately $0.1 million with a balloon payment due on the maturity date of January 13, 2028. Borrowings are secured by the real property and improvements.
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
Debt Maturities
As of December 31, 2023, the principal payments of debt outstanding over the next five years and thereafter were as follows:

(in $000s)	Notes Payable	Long-Term Debt
2024	$7,958	$299
2025	1,117	612
2026	22,524	553,049
2027	—	688
2028	—	11,551
Thereafter	—	920,000
Total	$31,599	$1,486,199
Less unamortized discount and issuance costs	(179)	(22,227)
	$31,421	$1,463,972

Note 10: Leases as Lessee
The Company’s operating lease agreements primarily consist of real estate property, such as warehouses and office buildings, in addition to personal property, such as vehicles and equipment. The majority of the Company’s lease arrangements are comprised of fixed payments and a limited number of these arrangements include a variable payment component based on certain index fluctuations. The Company had certain rental equipment under master lease agreements, which were classified as finance leases. The master lease agreements are typically for a five-year period, at the end of which the Company is entitled to return or purchase the equipment or extend the life of the lease. During 2023, the Company purchased the equipment under its remaining finance leases, which would expire through 2024. Additional costs related to the purchase of the equipment were immaterial.

Components of Lease Expense
The components of lease expense are as follows:

	Year Ended December 31,
(in $000s)	2023	2022	2021
Operating lease cost	$10,149	$7,659	$6,969
Finance lease cost:
Amortization of lease assets	1,748	1,820	2,973
Interest on lease liabilities	300	1,189	1,431
Short-term lease cost	978	1,472	3,690
Sublease income	(1,365)	(1,730)	(5,383)
Total lease cost	$11,810	$10,410	$9,680
Supplemental Cash Flow Information
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(in $000s)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$7,891	$7,855	$6,969
Operating cash outflows - interest payments on finance leases	$300	$1,189	$1,431
Finance cash outflows - payments on finance lease obligations	$2,682	$3,955	$5,223
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$16,077	$3,761	$1,809
(1) Includes lease extension and option exercises.
Supplemental Balance Sheet Information
As of December 31, 2022, the Company included finance leases of $3.3 million, net of $1.1 million of accumulated depreciation, within the Property and Equipment line and finance leases of $4.8 million, net of $6.6 million of accumulated depreciation, within the Rental equipment, net line, on the Consolidated Balance Sheets.
Future Maturities and Payment Information
Maturities of lease liabilities as of December 31, 2023 are as follows:

(in $000s)	Operating Leases
2024	$8,787
2025	7,586
2026	6,150
2027	5,022
2028	4,864
Thereafter	17,964
Total lease payments	50,373
Less: imputed interest	(11,095)
Total present value of lease liabilities	$39,278
As of December 31, 2023, the weighted average discount rate and remaining term under operating leases was 6.3% and 7.9 years years, respectively.

Note 11: Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in goodwill by reporting unit:

(in $000s)	ERS	TES	APS	Total
Balance, December 31, 2021	$490,662	$167,307	$37,896	$695,865
Acquisition of HiRail (1)	$8,644	$—	$—	$8,644
Currency translation adjustment	(682)	—	—	(682)
Balance, December 31, 2022	498,624	167,307	37,896	703,827
Currency translation adjustment	184	—	—	184
Balance, December 31, 2023	$498,808	$167,307	$37,896	$704,011
(1) See Note 3: Business Combinations, for additional information.
Intangible Assets
Intangible assets consisted of the following:

		December 31, 2023		December 31, 2022
(in $000s)	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Trade names	12.3	$180,780	$(57,463)	$180,780	$(46,513)
Customer relationships	10.9	212,587	(58,696)	212,351	(42,502)
Non-compete agreements and other	1.3	535	(531)	535	(519)
Total		$393,902	$(116,690)	$393,666	$(89,534)
Amortization expense associated with the intangible assets noted above was $27.1 million, $33.9 million, and $40.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Amortization Expense
As of December 31, 2023, estimated amortization expense for intangible assets for each of the next five years and thereafter is estimated to be as follows:

(in $000s)	Amortization
2024	$26,331
2025	26,329
2026	26,328
2027	26,328
2028	26,328
Thereafter	145,568
Total estimated future amortization expense	$277,212

Note 12: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of Common Stock outstanding. Diluted net earnings (loss) per share includes the effects of potentially dilutive shares of Common Stock, if dilutive. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation. Our potentially dilutive shares aggregated 28.7 million, 26.7 million, and 24.4 million for years ended December 31, 2023, 2022 and 2021, respectively, were not included in the computation of diluted earnings (loss) per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

The following tables set forth the computation of basic and dilutive earnings (loss) per share:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
(in $000s, except per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$50,712	245,093	$0.21	$38,905	247,152	$0.16	$(181,501)	241,370	$(0.75)
Dilutive common share equivalents	—	633		—	553		—	—
Diluted earnings (loss) per share	$50,712	245,726	$0.21	$38,905	247,705	$0.16	$(181,501)	241,370	$(0.75)

Note 13: Equity
Preferred Stock
As of both December 31, 2023 and 2022, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of both December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
As of December 31, 2023 and 2022, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing for the repurchase of up to $30 million of the Company’s ordinary common shares. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. The Company exhausted this program during 2023, and on September 14, 2023, the Board of Directors approved a stock repurchase program that authorized additional repurchases of up to $25 million of shares of the Company’s ordinary common shares.
During the years ended December 31, 2023 and 2022, respectively, the Company repurchased approximately 6.4 million and 1.7 million shares of its common stock, which are held in treasury, for a total of $39.0 million and $10.5 million, including an accrual of $0.2 million and $0.2 million and also commission fees for the repurchase of its common stock.
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

Note 14: Share-Based Compensation
On July 8, 2021, the Company's stockholders approved the Amended and Restated 2019 Omnibus Incentive Plan, which increased the total authorized shares of Common Stock to 14,650,000 (the “Plan”). The purpose of the Plan is to provide the Company and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity-based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards. The Plan provides for share recycling whereby shares underlying expired, lapsed or terminated awards, as well as shares surrendered, repurchased, redeemed, or canceled without having been fully exercised or forfeited in a manner that results in the Company acquiring shares covered by the award, are available for award grants under the Plan. At December 31, 2023, there were approximately 3.2 million shares in the share reserve still available for issuance.
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and deferred compensation. Compensation expense for equity awards recognized in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) was $13.3 million, $12.3 million and $17.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The following table summarizes the Company’s RSU and PSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	1,177,592	$4.05
Granted	4,362,692	$7.70
Forfeited/cancelled/expired	(24,919)	$2.19
Vested	(998,898)	$4.39
Outstanding, December 31, 2021	4,516,467	$7.51
Granted	4,334,217	$5.53
Forfeited/cancelled/expired	(449,189)	$7.81
Vested	(897,877)	$7.54
Outstanding, December 31, 2022	7,503,618	$6.34
Granted	943,003	$6.72
Forfeited/cancelled/expired	(824,357)	$6.66
Vested	(706,042)	$5.25
Outstanding, December 31, 2023	6,916,222	$6.80
At December 31, 2023, unrecognized compensation expense related to these awards was $22.4 million and is expected to be recognized over a remaining period of approximately 2.4 years.

Note 15: Fair Value Measurements
FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
December 31, 2023
ABL Facility	$552,400	$—	$552,400	$—
2029 Secured Notes	920,000	—	846,400	—
2023 Credit Facility	13,800	—	13,800	—
Other notes payable	31,599	—	31,599	—

December 31, 2022
ABL Facility	$437,731	$—	$437,731	$—
2029 Secured Notes	920,000	—	814,200	—
Other notes payable	31,661	—	31,661	—
The carrying amounts of the ABL Facility and other notes payable approximated fair value as of December 31, 2023 and 2022 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers.

Note 16: Income Taxes
We are subject to taxation in all jurisdictions in which we operate within the United States and Canada. Substantially all of our income before income taxes for all periods presented is U.S. sourced. The provision for income tax expense (benefit), including the amount of domestic and foreign loss before taxes, is as follows:

	Year Ended December 31,
(in $000s)	2023	2022	2021
Components of income (loss) before tax:
Domestic	$56,000	$44,214	$(180,669)
Foreign	2,076	2,518	3,593
Total income (loss) before tax	58,076	46,732	(177,076)
Current tax expense (benefit):
Federal	62	—	—
Foreign	(6)	161	320
State	3,325	772	242
Total current tax expense (benefit)	3,381	933	562
Deferred tax expense (benefit):
Federal	12,971	6,262	(33,415)
Foreign	523	(1,829)	826
State	1,484	4,963	(9,507)
Total deferred tax expense (benefit)	14,978	9,396	(42,096)
Expense (benefit) from change in valuation allowance	(10,995)	(2,502)	45,959
Total tax expense	$7,364	$7,827	$4,425

A reconciliation between the federal statutory income tax rate and our actual effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Expected federal statutory income tax rate	21.0%	21.0%	21.0%
Tax effect of differences:
Foreign operations	1.2%	(3.3)%	(0.3)%
Share-based payments	—	(1.0)%	1.0%
Effect of state income taxes, net of federal income tax benefit	5.6%	9.8%	5.2%
Nondeductible acquisition costs	—	—	(0.7)%
Nontaxable income on warrants	—	(8.4)%	(1.3)%
Change in valuation allowance	(17.4)%	(3.3)%	(25.8)%
Nondeductible officer compensation	3.4%	—	—
Other	(1.1)%	1.9%	(1.6)%
Effective income tax rate	12.7%	16.7%	(2.5)%
The Company's effective tax rate differs from the U.S. federal statutory tax rate of 21% and is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, certain non-deductible expenses, such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur.
The components of the deferred tax assets and liabilities are as follows:

(in $000s)	December 31, 2023	December 31, 2022
Deferred tax assets
Accounts receivable	$4,382	$4,744
Inventory	19,859	5,602
Transaction and debt issuance costs	3,521	3,964
Compensation and benefits	6,273	6,511
Net operating loss carryforwards	214,697	252,804
Section 163j interest disallowance carryforwards	46,053	39,344
Operating lease liabilities	9,861	7,548
Foreign tax credits, accrued expenses, and other	1,069	1,547
Total deferred tax assets	305,715	322,064
Less: valuation allowance	(67,605)	(78,600)
Total deferred tax assets, net	238,110	243,464

Deferred tax liabilities
Financing receivable	(7,498)	(9,415)
Rental equipment and other property and equipment	(202,391)	(208,108)
Goodwill and other intangibles	(50,344)	(46,394)
Operating lease assets	(9,648)	(7,388)
Prepaid expenses and other items	(1,584)	(1,245)
Total deferred tax liabilities	(271,465)	(272,550)
Net deferred tax liability	$(33,355)	$(29,086)

As a result of the Acquisition described in Note 3: Business Combinations, the Company expects to be able to amortize for U.S. tax purposes, a portion of the goodwill recognized from the Acquisition. For U.S. income taxes, the Acquisition was partly a taxable acquisition and partly a non-taxable acquisition. Accordingly, the taxable component is expected to give rise to increases in the tax bases for a portion of the net assets acquired, while the non-taxable component will result in a carryforward of pre-acquisition tax bases (referred as, “carryover basis”) for a portion of the net assets acquired. The differential between the fair values of the assets acquired and the carryover basis has been recognized as a net deferred tax liability as of the Closing Date. Additionally, certain federal and state net operating loss and interest expense carryforwards were acquired in the Acquisition and the utilization of these is subject to limitations prescribed by U.S. Internal Revenue Code Section 382 (“Section 382”). The aforementioned net deferred tax liabilities recognized in connection with the assignment of the purchase price from the Acquisition include deferred tax assets from the tax deduction carryforwards, and were reduced by a valuation allowance as of the Closing Date. The acquisition of HiRail did not give rise to any increase in the tax bases acquired in the acquisition and the Company has reflected the carryover tax bases of the net assets acquired. There is no tax basis in amortizable goodwill related to the HiRail acquisition.
We record a valuation allowance against deferred tax assets when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The valuation allowance primarily relates to federal and state net operating loss carryforwards. While the Acquisition resulted in a significant increase in deferred tax liabilities, these tax liabilities, which give rise to future taxable income against which tax carryforwards may be applied, are subject to limitations. Federal and state income tax limitation rules are expected to limit the application of our carryforwards and, accordingly, we record a valuation allowance to reduce our deferred tax assets to amounts expected to be realized.
The following presents changes in the valuation allowance:

	Year Ended December 31,
(in $000s)	2023	2022	2021
Valuation allowance - beginning of year	$(78,600)	$(84,577)	$(16,542)
Assigned in purchase accounting (see Note 3)	—	3,475	(22,076)
Charged to benefit (expense)	10,995	2,502	(45,959)
Valuation allowance - end of year	$(67,605)	$(78,600)	$(84,577)
As discussed above, the Company acquired certain federal and state net operating loss and interest expense carryforwards in connection with the Acquisition, the utilization of which is subject to limitations prescribed by Section 382. Accordingly, a portion of the carryforwards is expected to expire prior to being utilized. As of December 31, 2023, we had net operating loss carryforwards of approximately $909.9 million for U.S. federal income tax purposes, $397.2 million for state income tax purposes, and $15.3 million for foreign income tax purposes. As of December 31, 2022, we had net operating loss carryforwards of approximately $1,067.0 million for U.S. federal income tax purposes, $513.4 million for state income tax purposes and $9.6 million for foreign income tax purposes. The net operating loss carryforwards expire at various dates commencing during 2035 through 2037 for U.S. federal income tax purposes, 2025 through 2042 for state income tax purposes, and 2038 through 2042 for foreign income tax purposes.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, implements a 15% minimum tax for certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. The IRA is effective for tax years beginning after December 31, 2022. The IRA does not have a material effect on the Company’s consolidated financial statements.
The Organization for Economic Cooperation and Development (“OECD”) has issued “Pillar Two” model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the US has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation to do so. As currently designed, Pillar Two will ultimately apply to our worldwide operations. Considering we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs. We will continue to monitor US and global legislative activities related to Pillar Two for potential impacts.

Note 17: Concentration Risks
Concentration of Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain certain cash and cash equivalents with federally insured financial institutions and may maintain deposits in excess of financial insured limits or in financial institutions that are not federally insured. However, we believe that we are not exposed to significant credit risks due to the financial position of the depository institutions in which our deposits are held. No customer accounted for more than 10% of consolidated revenues during the years ended December 31, 2023, 2022 and 2021. Seven customers, collectively, accounted for 10.0% of consolidated revenue in 2023. Five customers, collectively, accounted for 11.7% of consolidated revenue in 2022. No customer accounted for more than 3% of consolidated revenue in 2021.
Vendor Concentrations
In 2023, two vendors individually accounted for more than 10% of purchases (total of approximately 31%), primarily related to chassis, and in 2022 one vendor accounted for 16% of purchases, primarily related to booms, lifts and parts. In 2023 and 2022, the top five vendors accounted for approximately 51% and 41% of purchases, respectively. In 2021, no vendor accounted for more than 10.0% of purchases.

Note 18: Commitments and Contingencies
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

Note 19: Related Parties
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
A summary of the transactions with the foregoing related parties included in the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Year Ended December 31,
(in $000s)	2023	2022	2021
Total revenues from transactions with related parties	$26,400	$33,816	$23,251
Expenses incurred from transactions with related parties included in cost of revenue	$1,506	$2,318	$1,687
Expenses incurred from transactions with related parties included in operating expenses	$5,652	$6,103	$4,283
Amounts receivable from/payable to related parties included in the Consolidated Balance Sheets are as follows:

(in $000s)	December 31, 2023	December 31, 2022
Accounts receivable from related parties	$695	$5,053
Accounts payable to related parties	$140	$36

Note 20: Segments
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

The Company’s segment results are presented in the tables below:

	Year Ended December 31,
	2023
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$463,139	$—	$15,771	$478,910
Equipment sales	263,028	990,425	—	1,253,453
Parts and services	—	—	132,737	132,737
Total revenue	726,167	990,425	148,508	1,865,100
Cost of revenue:
Rentals/parts and services	118,236	—	105,791	224,027
Equipment sales	198,510	817,639	—	1,016,149
Depreciation of rental equipment	167,199	—	3,465	170,664
Total cost of revenue	483,945	817,639	109,256	1,410,840
Gross profit	$242,222	$172,786	$39,252	$454,260

Year Ended December 31,
2022
(in $000s)	ERS	TES	APS	Total
Revenue:

Rental	$449,108	$—	$14,931	$464,039
Equipment sales	212,146	770,195	—	982,341
Parts and services	—	—	126,706	126,706
Total revenue	661,254	770,195	141,637	1,573,086
Cost of revenue:
Rentals/parts and services	106,598	—	105,185	211,783
Equipment sales	158,167	647,685	—	805,852
Depreciation of rental equipment	167,962	—	3,741	171,703
Total cost of revenue	432,727	647,685	108,926	1,189,338
Gross profit	$228,527	$122,510	$32,711	$383,748

	Year Ended December 31,
	2021
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$354,557	$—	$15,510	$370,067
Equipment sales	105,435	589,899	—	695,334
Parts and services	—	—	101,753	101,753
Total revenue	459,992	589,899	117,263	1,167,154
Cost of revenue:
Rentals/parts and services	94,644	—	86,943	181,587
Equipment sales	90,420	528,024	—	618,444
Depreciation of rental equipment	151,954	—	5,156	157,110
Total cost of revenue	337,018	528,024	92,099	957,141
Gross profit	$122,974	$61,875	$25,164	$210,013
Total assets by operating segment are not disclosed herein because asset by operating segment data is not reviewed by the chief operating decision maker (“CODM”) to assess performance and allocate resources.
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated income (loss) before income taxes:

	Year Ended December 31,
(in $000s)	2023	2022	2021
Gross Profit	$454,260	$383,748	$210,013
Selling, general and administrative expenses	231,403	210,868	155,783
Amortization	27,110	33,940	40,754
Non-rental depreciation	10,656	9,414	3,613
Transaction expenses and other	14,143	26,218	51,830
Loss on extinguishment of debt	—	—	61,695
Interest expense, net	131,315	88,906	72,843
Financing and other (income) expense	(18,443)	(32,330)	571
Income (Loss) Before Income Taxes	$58,076	$46,732	$(177,076)
The following table presents total assets by country:

(in $000s)	December 31, 2023	December 31, 2022
Assets:
United States	$3,243,619	$2,830,958
Canada	124,178	107,254
	$3,367,797	$2,938,212

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 because of the material weakness in our internal control over financial reporting described below.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (“COSO”) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023, the Company’s internal control over financial reporting was not effective, due to the material weakness described below.
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

Accordingly, these deficiencies constituted a pervasive material weakness. The pervasive material weakness did not result in any identified misstatements to our consolidated financial statements, and there were no changes to previously released financial results.
(c) Status of Remediation of the Pervasive Material Weakness in Internal Control Over Financial Reporting
We have devoted and continue to devote substantial resources and effort to remediating the pervasive material weakness identified in fiscal year 2021. While we continue to enhance our overall internal control over financial reporting environment to ensure that it is comprehensive, management concluded that a portion of the pervasive material weakness that related to ITGCs identified in fiscal year 2021 and reported in our Annual Report on Form 10-K as of March 14, 2023, was remediated in fiscal year 2023. We implemented changes associated with the design, implementation, and monitoring ITGCs in the areas of user access and program change-management for systems supporting all of the Company’s primary internal control processes to ensure that ITGCs are designed and operating effectively. We also established controls to ensure appropriate authorization of new user access requests, including performance of routine reviews of user access, and controls over program-change management.
Additionally, management is in the process of designing, implementing and monitoring business process level controls that are relevant to all financial statement accounts and disclosures. This pervasive material weakness cannot be considered remediated until the applicable controls are designed and operating effectively for a sufficient period of time, as supported by management’s testing results. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report issued an adverse report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.
(d) Changes to Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Custom Truck One Source, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Custom Truck One Source, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Custom Truck One Source, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

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
Not fully designing, implementing and monitoring business process controls (automated and manual) over all accounts and disclosures. Until the applicable controls are designed and operating for a sufficient period of time and management has concluded this, through testing, these control deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that may not be prevented or detected.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 7, 2024, which expressed an unqualified opinion thereon.
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
March 7, 2024

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
The remaining information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 29, 2024.

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 29, 2024.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 29, 2024.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 29, 2024.

Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 29, 2024.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)     Financial Statement Schedules

Condensed Financial Information for Custom Truck One Source, Inc.
for the years ended December 31, 2023, 2022 and 2021

Custom Truck One Source, Inc.
Condensed Parent Company Balance Sheets

(in $000s, except share data)	December 31, 2023	December 31, 2022
Assets
Investment in subsidiaries	$943,396	$909,757
Total Assets	$943,396	$909,757

Liabilities and Stockholders' Deficit
Liabilities
Derivative, warrants and other liabilities	$527	$3,012
Deferred income taxes	30,835	23,471
Total long-term liabilities	31,362	26,483

Commitments and contingencies (see Note 4)

Stockholders' Equity (Deficit)
Common stock — 0.0001 par value, 500,000,000 shares authorized, 249,903,120 and 248,311,104 shares issued and outstanding, at December 31, 2023 and 2022, respectively	25	25
Treasury stock, at cost — 8,891,788 and 2,241,069 shares at December 31, 2023 and December 31, 2022, respectively	(56,524)	(15,537)
Additional paid-in capital	1,532,384	1,516,318
Accumulated other comprehensive loss	(5,978)	(8,947)
Accumulated deficit	(557,873)	(608,585)
Total stockholders' equity (deficit)	912,034	883,274
Total Liabilities and Stockholders' Equity (Deficit)	$943,396	$909,757
See accompanying notes to condensed parent company financial statements.

Custom Truck One Source, Inc.
Condensed Parent Company Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in $000s)	2023	2022	2021
Operating Expenses
Selling, general, and administrative expenses	$13,309	$12,297	$17,313
Total operating expenses	13,309	12,297	17,313
Operating Loss	(13,309)	(12,297)	(17,313)

Other Expense (Income)
Equity in net (income) loss of subsidiaries	(68,900)	(40,436)	148,948
Other (income) expense	(2,485)	(18,593)	10,815
Total other expense (income)	(71,385)	(59,029)	159,763

Income (Loss) Before Income Taxes	58,076	46,732	(177,076)
Income Tax Expense	7,364	7,827	4,425
Net Income (Loss)	$50,712	$38,905	$(181,501)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustment	$2,969	$(8,947)	$—
Other Comprehensive Income (Loss)	2,969	(8,947)	—
Comprehensive Income (Loss)	$53,681	$29,958	$(181,501)
See accompanying notes to condensed parent company financial statements.

Custom Truck One Source, Inc.
Condensed Parent Company Statements of Cash Flows

	Year Ended December 31,
(in $000s)	2023	2022	2021
Operating Activities
Net cash flow from operating activities	$68,723	$40,231	$(148,948)

Investing Activities
Changes in investment in subsidiaries	(30,670)	(28,114)	(727,014)
Net cash flow from investing activities	(30,670)	(28,114)	(727,014)

Financing Activities
Proceeds from issuance of common stock	—	—	883,000
Common stock issuance costs	—	—	(6,386)
Share-based payments	792	(1,838)	(652)
Common stock repurchase	(38,845)	(10,279)	—
Net cash flow from financing activities	(38,053)	(12,117)	875,962

Net Change in Cash	—	—	—
Cash at Beginning of Period	—	—	—
Cash at End of Period	$—	$—	$—
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

Note 3: Income Taxes
Refer to Note 16: Income Taxes, to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about subsidiaries’ income taxes.

Note 4: Commitments and Contingencies
Refer to Note 18: Commitments and Contingencies, to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about commitments and contingencies.

Note 5: Changes in Stockholders’ Equity (Deficit)
The following table provides a reconciliation of the beginning and ending amounts of total stockholders’ equity (deficit) for the years ended December 31, 2023, 2022, and 2021.

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2020	49,156,753	—	$5	$—	$429,748	$—	$(465,989)	$(36,236)
Net income (loss)	—	—	—	—	—	—	(181,501)	(181,501)
Share-based payments	1,501,659	(318,086)	—	(3,020)	19,839	—	—	16,819
Warrants liability reclassification	—	—	—	—	(10,290)	—	—	(10,290)
Shares issued in business combination	196,700,000	—	20	—	1,064,529	—	—	1,064,549
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,503,826	$—	$(647,490)	$853,341
Net income (loss)	—	—	—	—	—	—	38,905	38,905
Other comprehensive loss	—	—	—	—	—	(8,947)	—	(8,947)
Common stock repurchase	—	(1,657,635)	—	(10,483)	—	—	—	(10,483)
Share-based payments	952,692	(265,348)	—	(2,034)	12,492	—	—	10,458
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,516,318	$(8,947)	$(608,585)	$883,274
Net income (loss)	—	—	—	—	—	—	50,712	50,712
Other comprehensive income	—	—	—	—	—	2,969	—	2,969
Common stock repurchase	—	(6,354,587)	—	(39,021)	—	—	—	(39,021)
Share-based payments	1,592,016	(296,132)	—	(1,966)	16,066	—	—	14,100
Balance, December 31, 2023	249,903,120	(8,891,788)	$25	$(56,524)	$1,532,384	$(5,978)	$(557,873)	$912,034

(b)     Exhibits

Exhibit No.	Description
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
10.1†
Revolving Credit Agreement, dated as of April 1, 2021, by and among Capitol Investment Merger Sub 2, LLC, NESCO Holdings II, Inc., the various lenders and issuing banks party thereto and Bank of America, N.A., as administrative agent, collateral agent and swingline lender (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 2, 2021)

10.2
Amendment No. 1 to Revolving Credit Agreement and U.S. ABL Security Agreement, dated as of July 1, 2021, by and among Capitol Investment Merger Sub 2, LLC, NESCO Holdings II, Inc., the other grantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2023)

10.3^
Amendment No. 2 to Revolving Credit Agreement, dated as of March 27, 2023, by and among Capitol Investment Merger Sub 2, LLC, NESCO Holdings II, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2023)

10.4
Registration Rights Agreement, dated as of April 1, 2021, between Custom Truck One Source, Inc. and certain holders identified therein (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 2, 2021)

10.5†
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

10.7+
Custom Truck One Source, Inc. Amended and Restated 2019 Omnibus Incentive Plan (filed as Annex A to Custom Truck One Source, Inc.’s Definitive Proxy Statement on Schedule 14A filed June 10, 2021, File No. 001-38186, and incorporated herein by reference)

10.8+
Employment Agreement, dated November 2, 2021, by and between Fred Ross and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 8, 2021)

10.9+
Amended and Restated Employment Agreement, dated December 7, 2022, by and between Fred Ross and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 7, 2022)

10.10+	Form Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on April 2, 2021)
10.11+
Employment Agreement, dated November 2, 2021, by and between Thomas “Smiley” Rich and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K (File No. 001-38186) filed on March 16, 2022)

10.12+
Employment Agreement, dated November 2, 2021, by and between Joe Ross and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K (File No. 001-38186) filed on March 16, 2022)

10.13+
Employment Agreement, dated August 2, 2022, by and between Christopher J. Eperjesy and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38186) filed on August 4, 2022)

10.14+
Amended and Restated Employment Agreement, dated December 7, 2022, by and between Ryan McMonagle and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38186) filed on December 7, 2022)

10.15+
Custom Truck One Source, Inc. 2022 Employee Stock Purchase Plan (filed as Annex A to Custom Truck One Source, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-38186) filed on May 2, 2022, and incorporated herein by reference)

10.16+	Form of Performance Stock Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on November 8, 2022)
10.17+	Form of Amended Performance Stock Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on November 8, 2022)

10.18+	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K (File No. 001-38186) filed on March 16, 2022)
10.19+
Employment Agreement, by and between the Company and Raymond Todd Barrett, dated March 9, 2022 (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K (File No. 001-38186) filed on April 26, 2022)

10.20+
Employment Agreement, by and between the Company and Paul M. Jolas, dated August 2, 2023 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on November 7, 2023)

21.1*	Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
24.1*	Power of attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy for Recovery of Erroneously Awarded Compensation
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
^ Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.
+ Management contract or compensatory plan.

Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	March 7, 2024	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	March 7, 2024	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer

Date:	March 7, 2024	/s/ R. Todd Barrett
R. Todd Barrett, Chief Accounting Officer
POWER OF ATTORNEY
The undersigned directors and officers of CTOS hereby constitute and appoint Ryan McMonagle, Christopher J. Eperjesy, and R. Todd Barrett with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.
In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marshall Heinberg	Chairman of the Board	March 7, 2024
Marshall Heinberg

/s/ David Glatt	Director	March 7, 2024
David Glatt

/s/ David Wolf	Director	March 7, 2024
David Wolf

/s/ Fred Ross	Founder and Director	March 7, 2024
Fred Ross

Name	Title	Date

/s/ Georgia Nelson	Director	March 7, 2024
Georgia Nelson

/s/ Mary Jackson	Director	March 7, 2024
Mary Jackson

/s/ Louis Samson	Director	March 7, 2024
Louis Samson

/s/ Mark Ein	Director	March 7, 2024
Mark Ein

/s/ Paul Bader	Director	March 7, 2024
Paul Bader

/s/ Rahman D’Argenio	Director	March 7, 2024
Rahman D’Argenio

/s/ Ryan McMonagle	Chief Executive Officer and Director	March 7, 2024
Ryan McMonagle

/s/ Christopher J. Eperjesy	Chief Financial Officer	March 7, 2024
Christopher J. Eperjesy

/s/ R. Todd Barrett	Chief Accounting Officer	March 7, 2024
R. Todd Barrett