Form 10-Q
period 2024-03-31
Custom Truck One Source, Inc.
filed 2024-05-02
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of common stock outstanding as of April 30, 2024 was 240,418,172.

Custom Truck One Source, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in $000s, except per share data)	2024	2023
Revenue
Rental revenue	$106,171	$118,288
Equipment sales	272,602	301,290
Parts sales and services	32,534	32,585
Total revenue	411,307	452,163
Cost of Revenue
Cost of rental revenue	29,825	29,899
Depreciation of rental equipment	43,744	40,330
Cost of equipment sales	220,800	246,125
Cost of parts sales and services	26,229	26,148
Total cost of revenue	320,598	342,502
Gross Profit	90,709	109,661
Operating Expenses
Selling, general and administrative expenses	57,995	56,991
Amortization	6,578	6,672
Non-rental depreciation	2,920	2,650
Transaction expenses and other	4,846	3,460
Total operating expenses	72,339	69,773
Operating Income	18,370	39,888
Other Expense
Interest expense, net	37,915	29,176
Financing and other expense (income)	(3,262)	(3,951)
Total other expense	34,653	25,225
Income (Loss) Before Income Taxes	(16,283)	14,663
Income Tax Expense (Benefit)	(1,948)	863
Net Income (Loss)	$(14,335)	$13,800

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$(2,530)	$342
Other Comprehensive Income (Loss)	(2,530)	342
Comprehensive Income (Loss)	$(16,865)	$14,142

Net Income (Loss) Per Share:
Basic	$(0.06)	$0.06
Diluted	$(0.06)	$0.06
Weighted-Average Common Shares Outstanding:
Basic	240,364	246,049
Diluted	240,364	247,053
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$7,990	$10,309
Accounts receivable, net	169,304	215,089
Financing receivables, net	19,824	30,845
Inventory	1,103,433	985,794
Prepaid expenses and other	26,069	23,862
Total current assets	1,326,620	1,265,899
Property and equipment, net	153,490	142,115
Rental equipment, net	931,690	916,704
Goodwill	703,836	704,011
Intangible assets, net	270,461	277,212
Operating lease assets	42,997	38,426
Other assets	21,421	23,430
Total Assets	$3,450,515	$3,367,797
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$119,250	$117,653
Accrued expenses	67,176	73,847
Deferred revenue and customer deposits	26,482	28,758
Floor plan payables - trade	307,646	253,197
Floor plan payables - non-trade	$459,792	409,113
Operating lease liabilities - current	6,729	6,564
Current maturities of long-term debt	6,066	8,257
Total current liabilities	993,141	897,389
Long-term debt, net	1,492,346	1,487,136
Operating lease liabilities - noncurrent	37,398	32,714
Deferred income taxes	30,952	33,355
Total long-term liabilities	1,560,696	1,553,205
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized, 250,075,110 and 249,903,120 shares issued and outstanding, at March 31, 2024 and December 31, 2023, respectively	25	25
Treasury stock, at cost — 9,942,258 and 8,891,788 shares at March 31, 2024 and December 31, 2023, respectively	(62,958)	(56,524)
Additional paid-in capital	1,540,327	1,537,553
Accumulated other comprehensive loss	(8,508)	(5,978)
Accumulated deficit	(572,208)	(557,873)
Total stockholders' equity	896,678	917,203
Total Liabilities and Stockholders' Equity	$3,450,515	$3,367,797
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in $000s)	2024	2023
Operating Activities
Net income (loss)	$(14,335)	$13,800
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	56,160	52,091
Amortization of debt issuance costs	1,431	2,407
Provision for losses on accounts receivable	1,882	1,872
Share-based compensation	2,730	3,147
Gain on sales and disposals of rental equipment	(11,119)	(21,320)
Change in fair value of derivative and warrants	(527)	(525)
Deferred tax expense	(2,403)	514
Changes in assets and liabilities:
Accounts and financing receivables	21,064	17,161
Inventories	(116,823)	(117,580)
Prepaids, operating leases and other	(1,645)	(4,987)
Accounts payable	2,769	35,916
Accrued expenses and other liabilities	(5,745)	1,328
Floor plan payables - trade, net	54,450	22,395
Customer deposits and deferred revenue	(2,264)	(2,313)
Net cash flow from operating activities	(14,375)	3,906
Investing Activities
Acquisition of business, net of cash acquired	(1,410)	—
Purchases of rental equipment	(75,552)	(109,145)
Proceeds from sales and disposals of rental equipment	60,078	78,626
Purchase of non-rental property and cloud computing arrangements	(16,527)	(9,429)
Net cash flow for investing activities	(33,411)	(39,948)
Financing Activities
Proceeds from debt	4,200	13,537
Share-based payments	(10)	228
Borrowings under revolving credit facilities	35,000	35,000
Repayments under revolving credit facilities	(35,000)	(10,331)
Repayments of notes payable	—	(2,020)
Finance lease payments	—	(377)
Repurchase of common stock	(6,762)	(1,122)
Principal payments on long-term debt	(2,612)	—
Acquisition of inventory through floor plan payables - non-trade	162,781	187,381
Repayment of floor plan payables - non-trade	(112,102)	(168,447)
Net cash flow from financing activities	45,495	53,849
Effect of exchange rate changes on cash and cash equivalents	(28)	51
Net Change in Cash and Cash Equivalents	(2,319)	17,858
Cash and Cash Equivalents at Beginning of Period	10,309	14,360
Cash and Cash Equivalents at End of Period	$7,990	$32,218

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Three Months Ended March 31,
(in $000s)	2024	2023
Supplemental Cash Flow Information
Interest paid	$23,098	$13,130
Income taxes paid	2,133	10
Non-Cash Investing and Financing Activities
Rental equipment and property and equipment purchases in accounts payable	953	2,938
Rental equipment sales in accounts receivable	2,210	621
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2023	249,903,120	(8,891,788)	$25	$(56,524)	$1,537,553	$(5,978)	$(557,873)	$917,203
Net income (loss)	—	—	—	—	—	—	(14,335)	(14,335)
Other comprehensive income (loss)	—	—	—	—	—	(2,530)	—	(2,530)
Common stock repurchases	—	(1,040,585)	—	(6,381)	—	—	—	(6,381)
Share-based payments	171,990	(9,885)	—	(53)	2,774	—	—	2,721
Balance, March 31, 2024	250,075,110	(9,942,258)	$25	$(62,958)	$1,540,327	$(8,508)	$(572,208)	$896,678

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,521,487	$(8,947)	$(608,585)	$888,443
Net income (loss)	—	—	—	—	—	—	13,800	13,800
Other comprehensive income (loss)	—	—	—	—	—	342	—	342
Common stock repurchases	—	(174,744)	—	(1,122)	—	—	—	(1,122)
Share-based payments	130,484	(11,582)	—	(77)	3,451	—	—	3,374
Balance, March 31, 2023	248,441,588	(2,427,395)	$25	$(16,736)	$1,524,938	$(8,605)	$(594,785)	$904,837
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
The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and the Condensed Consolidated Balance Sheet at December 31, 2023, has been derived from the audited consolidated financial statements of Custom Truck One Source, Inc. at that date. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements, have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other periods. These interim statements should be read in conjunction with the Custom Truck One Source, Inc. audited consolidated financial statements included in the Custom Truck One Source, Inc. Annual Report on Form 10-K for the year ended December 31, 2023.
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
Recently Issued Accounting Standards
Income Taxes
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. We are currently assessing the impact of the requirements on our condensed consolidated financial statements and disclosures.

Segment Reporting
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application required and early adoption permitted. We are currently assessing the impact of the requirements on our condensed consolidated financial statements and disclosures.
Note 2: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended March 31,
(in $000s)	2024	2023
United States	$397,697	$438,278
Canada	13,610	13,885
Total Revenue	$411,307	$452,163
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three months ended March 31, 2024 and 2023 are presented in the table below.

	Three Months Ended March 31,			Three Months Ended March 31,
	2024			2023
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$101,510	$—	$101,510	$112,903	$—	$112,903
Shipping and handling	—	4,661	4,661	—	5,385	5,385
Total rental revenue	101,510	4,661	106,171	112,903	5,385	118,288
Sales and services:
Equipment sales	3,018	269,584	272,602	17,708	283,582	301,290
Parts and services	3,244	29,290	32,534	4,815	27,770	32,585
Total sales and services	6,262	298,874	305,136	22,523	311,352	333,875
Total revenue	$107,772	$303,535	$411,307	$135,426	$316,737	$452,163
Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
As of March 31, 2024 and December 31, 2023, the Company had net receivables related to contracts with customers of $82.3 million and $112.1 million, respectively. As of March 31, 2024 and December 31, 2023, the Company had net receivables related to rental contracts and other of $87.0 million and $103.0 million, respectively.
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
Accounts receivable, net consisted of the following:

(in $000s)	March 31, 2024	December 31, 2023
Accounts receivable	$186,700	$232,592
Less: allowance for doubtful accounts	(17,396)	(17,503)
Accounts receivable, net	$169,304	$215,089
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of March 31, 2024 and December 31, 2023, the Company had approximately $2.7 million and $2.9 million, respectively, of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $23.8 million and $25.9 million in deposits as of March 31, 2024 and December 31, 2023, respectively. Of the $25.9 million deposit liability balance as of December 31, 2023, $6.7 million was recorded as revenue during the three months ended March 31, 2024 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
The Company does not have material contract assets, and as such, did not recognize any material impairments of any contract assets.
Note 3: Sales-Type Leases
Revenue from rental agreements qualifying as sales-type leases was as follows:

	Three Months Ended March 31,
(in $000s)	2024	2023
Equipment sales	$3,018	$24,172
Cost of equipment sales	2,822	23,225
Gross profit	$196	$947
As these transactions remained under rental contracts, $5.4 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $2.7 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively.
Note 4: Inventory
Whole goods inventory is comprised of chassis, attachments (i.e., boom cranes, aerial lifts, digger derricks, dump bodies, etc.) and the in-process costs incurred in the final assembly of those units. As part of the business model, the Company sells unassembled individual whole goods and whole goods with varying levels of customization direct to consumers or dealers. Whole goods inventory also includes new equipment purchased specifically for resale to customers. Inventory consisted of the following:

(in $000s)	March 31, 2024	December 31, 2023
Whole goods	$961,349	$846,170
Aftermarket parts and services inventory	142,084	139,624
Inventory	$1,103,433	$985,794
Note 5: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility (as defined below). As of March 31, 2024, the Company was in compliance with these covenants.

The amounts owed under floor plan payables are summarized as follows:

(in $000s)	March 31, 2024	December 31, 2023
Trade:
Daimler Truck Financial	$202,016	$181,480
PACCAR Financial Services	105,630	71,717
Trade floor plan payables	$307,646	$253,197
Non-trade:
PNC Equipment Finance, LLC	$459,792	$409,113
Non-trade floor plan payables	$459,792	$409,113
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $12.9 million and $6.8 million for the three months ended March 31, 2024, and 2023, respectively.
Trade Floor Plan Financing:
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”), which bears interest at a rate of U.S. Prime Rate plus 0.80% after an initial interest free period of up to 150 days. The total borrowing capacity under the Daimler Facility is $175.0 million, however, from time to time, Daimler extends credit to the Company in excess of this amount. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
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
Ford Motor Credit Company
On April 2, 2024, the Company entered into the Master Loan and Security Agreement with Ford Motor Credit Company, LLC (the “FMCC Facility”), which allows the Company to enter into individual loan supplements which bear interest based on bank prime loan rate as reported by the Federal Reserve Board for the Friday preceding the last Monday of a given month. The total borrowing capacity under the FMCC Facility is $30.0 million. The FMCC agreement is evergreen and is subject to termination by either party through written notice. The Company has not executed any loan supplements under the FMCC Facility as of the date of this filing.
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement, as of March 31, 2024, provides the Company with a $460.0 million revolving credit facility, which matures on August 25, 2025 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.00%. During April 2024, the Company entered into an amendment to the Loan Agreement which increased the revolving credit facility to $480.0 million.
Note 6: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	March 31, 2024	December 31, 2023
Rental equipment	$1,428,910	$1,405,532
Less: accumulated depreciation	(497,220)	(488,828)
Rental equipment, net	$931,690	$916,704

Note 7: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
ABL Facility	$552,400	$552,400	7.5%	7.7%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	17,904	13,800	5.8%	5.8%
Other notes payable	29,083	31,599	3.1%-7.9%	3.1%-7.9%
Total debt outstanding	1,519,387	1,517,799
Deferred financing fees	(20,975)	(22,406)
Total debt net of deferred financing fees	1,498,412	1,495,393
Less: current maturities	(6,066)	(8,257)
Long-term debt	$1,492,346	$1,487,136
As of March 31, 2024, borrowing availability under the ABL Facility was $194.5 million, and outstanding standby letters of credit were $3.1 million.
ABL Facility
The Company and certain of its direct and indirect subsidiaries are party to an asset-based revolving credit agreement (the “ABL Credit Agreement”), consisting of a $750.0 million first lien senior secured asset-based revolving credit facility (the “ABL Facility”), which matures on April 1, 2026. Borrowings under the ABL Facility bear interest at a floating rate, which, at the Company’s election, could be (a) in the case of U.S. dollar denominated loans, either (i) SOFR plus an applicable margin or (ii) the base rate plus an applicable margin; or (b) in the case of Canadian dollar denominated loans, the CDOR rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (a) with respect to base rate loans, 0.50% to 1.00% and (b) with respect to SOFR loans and CDOR rate loans, 1.50% to 2.00%.
2023 Credit Facility
On January 13, 2023, the Company entered into a new credit agreement allowing for borrowings of up to $18.0 million (the “2023 Credit Facility”). Proceeds from the credit agreement were used to finance a portion of the Company’s acquisition of real property from a related party in December 2022. A portion of the loan proceeds has been used to finance improvements to the property. In connection with entering into the agreement, the Company received net proceeds of $13.7 million. During the first quarter of 2024, the Company drew down an additional $4.2 million, as certain required construction milestones were met. Borrowings bear interest at a fixed rate of 5.75% per annum and are required to be repaid monthly in an amount of approximately $0.1 million with a balloon payment due on the maturity date of January 13, 2028. Borrowings are secured by the real property and improvements.
Note 8: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of Common Stock outstanding. Diluted earnings (loss) per share includes the effects of potentially dilutive shares of Common Stock, if dilutive. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation. Our potentially dilutive shares aggregated 31.4 million and 30.0 million for the three months ended March 31, 2024 and 2023, respectively, and were not included in the computation of diluted earnings (loss) per share because the impact would have been anti-dilutive due to the loss reported during the period.
The following tables set forth the computation of basic and dilutive earnings per share:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in $000s, except per share data)	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(14,335)	240,364	$(0.06)	$13,800	246,049	$0.06
Dilutive common share equivalents	—	—	—	—	1,004	—
Diluted earnings (loss) per share	$(14,335)	240,364	$(0.06)	$13,800	247,053	$0.06

Note 9: Equity
Preferred Stock
As of both March 31, 2024 and December 31, 2023, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of both March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Common Stock
As of both March 31, 2024 and December 31, 2023, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing for the repurchase of up to $30 million of the Company’s shares of common stock, which authorization was further increased by $25 million of shares on September 14, 2023, and increased again by $25 million of shares on March 11, 2024, upon exhaustion of prior authorization. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.
During the three months ended March 31, 2024 and 2023, the Company repurchased approximately 1.0 million and 0.2 million shares of its common stock, respectively, which are held in treasury, for a total cost of $6.4 million and $1.1 million, including commission fees. At March 31, 2024, $24.1 million was available under the stock repurchase program.
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
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
March 31, 2024
ABL Facility	$552,400	$—	$552,400	$—
2029 Secured Notes	920,000	—	864,800	—
2023 Credit Facility	17,904	—	17,904	—
Other notes payable	29,083	—	29,083	—

December 31, 2023
ABL Facility	$552,400	$—	$552,400	$—
2029 Secured Notes	920,000	—	846,400	—
2023 Credit Facility	13,800	—	13,800	—
Other notes payable	31,599	—	31,599	—

The carrying amounts of the ABL Facility, 2023 Credit Facility and other notes payable approximated fair value as of March 31, 2024 and December 31, 2023 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers.
Note 11: Income Taxes
For interim periods, we estimate our annual effective tax rate, exclusive of discrete items, which is derived primarily by our estimate of our valuation allowance as of the end of our fiscal year. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 differs from the U.S. federal statutory tax rate due to the recording of valuation allowances. We recorded an income tax benefit of $1.9 million for the three months ended March 31, 2024 resulting in an effective tax rate of (12.0)% compared to an income tax expense of $0.9 million for the comparable prior year period, at an effective tax rate of 5.9%. The decrease in the effective tax rate for the three months ended March 31, 2024 compared to same period in 2023, was primarily due to a pretax loss in the current period.
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
Note 12: Commitments and Contingencies
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

Note 13: Related Parties
The Company has transactions with related parties as summarized below.
Rentals and Sales — The Company rents and sells equipment and provides services to R&M Equipment Rental, a business partially owned by members of the Company’s management. The Company also rents equipment and purchases inventory from R&M Equipment Rental.
Other — The Company has purchased aircraft charter services from entities owned by members of the Company’s management and their immediate families. Charter services payments related to these transactions are immaterial. Air travel expenses are recorded in selling, general, and administrative expenses.
Management Fees — The Company is obligated under a Corporate Advisory Services Agreement with Platinum, under which management fees are payable to Platinum quarterly. The management fees are recorded in transaction expenses and other in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended March 31,
(in $000s)	2024	2023
Total revenues from transactions with related parties	$3,677	$8,455
Expenses incurred from transactions with related parties included in cost of revenue	$466	$358
Expenses incurred from transactions with related parties included in operating expenses	$1,273	$1,395
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	March 31, 2024	December 31, 2023
Accounts receivable from related parties	$1,904	$695
Accounts payable to related parties	$179	$140
Note 14: Segments
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
The Company’s segment results are presented in the tables below:

	Three Months Ended March 31,
	2024
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$103,288	$—	$2,883	$106,171
Equipment sales	32,740	239,862	—	272,602
Parts and services	—	—	32,534	32,534
Total revenue	136,028	239,862	35,417	411,307
Cost of revenue:
Rentals/parts and services	29,800	—	26,254	56,054
Equipment sales	24,098	196,702	—	220,800
Depreciation of rental equipment	42,697	—	1,047	43,744
Total cost of revenue	96,595	196,702	27,301	320,598
Gross profit	$39,433	$43,160	$8,116	$90,709

	Three Months Ended March 31,
	2023
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$113,784	$—	$4,504	$118,288
Equipment sales	92,136	209,154	—	301,290
Parts and services	—	—	32,585	32,585
Total revenue	205,920	209,154	37,089	452,163
Cost of revenue:
Rentals/parts and services	29,060	—	26,987	56,047
Equipment sales	71,081	175,044	—	246,125
Depreciation of rental equipment	39,512	—	818	40,330
Total cost of revenue	139,653	175,044	27,805	342,502
Gross profit	$66,267	$34,110	$9,284	$109,661
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
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated income (loss) before income taxes:

	Three Months Ended March 31,
(in $000s)	2024	2023
Gross profit	$90,709	$109,661
Selling, general and administrative expenses	57,995	56,991
Amortization	6,578	6,672
Non-rental depreciation	2,920	2,650
Transaction expenses and other	4,846	3,460
Interest expense, net	37,915	29,176
Financing and other expense (income)	(3,262)	(3,951)
Income (loss) before income taxes	$(16,283)	$14,663
The following table presents total assets by country:

(in $000s)	March 31, 2024	December 31, 2023
Assets:
United States	$3,332,762	$3,243,619
Canada	117,753	124,178
Total Assets	$3,450,515	$3,367,797

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

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. See “Risk Factors” in Part I, Item 1A of the Annual Report for the year ended December 31, 2023 and in Part II, Item 1A of this report, for additional risks.
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
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of March 31, 2024, this equipment (the “rental fleet”) is comprised of approximately 10,300 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet of the foregoing products.
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
Results of Operations
Three months ended March 31, 2024, compared to the same period in 2023
Consolidated Results of Operations

	Three Months Ended
(in $000s)	March 31, 2024	% of revenue	March 31, 2023	% of revenue	$ Change	% change	December 31, 2023	% of revenue
Rental revenue	$106,171	25.8%	$118,288	26.2%	$(12,117)	(10.2)%	$120,244	23.0%
Equipment sales	272,602	66.3%	301,290	66.6%	(28,688)	(9.5)%	366,967	70.3%
Parts sales and services	32,534	7.9%	32,585	7.2%	(51)	(0.2)%	34,543	6.6%
Total revenue	411,307	100.0%	452,163	100.0%	(40,856)	(9.0)%	521,754	100.0%
Cost of revenue, excluding rental equipment depreciation	276,854	67.3%	302,172	66.8%	(25,318)	(8.4)%	350,681	67.2%
Depreciation of rental equipment	43,744	10.6%	40,330	8.9%	3,414	8.5%	44,249	8.5%
Gross profit	90,709	22.1%	109,661	24.3%	(18,952)	(17.3)%	126,824	24.3%
Operating expenses	72,339		69,773		2,566	3.7%	73,350
Operating income	18,370		39,888		(21,518)	(53.9)%	53,474
Total other expense	34,653		25,225		9,428	37.4%	32,671
Income (loss) before income taxes	(16,283)		14,663		(30,946)	(211.0)%	20,803
Income tax expense (benefit)	(1,948)		863		(2,811)	(325.7)%	4,681
Net income (loss)	$(14,335)		$13,800		$(28,135)	(203.9)%	$16,122
Total Revenue - Total revenue was $411.3 million for the three months ended March 31, 2024, compared to $452.2 million in the same period of 2023. Rental revenue decreased 10.2% to $106.2 million, compared to $118.3 million in the first quarter of 2023, due to lower utilization and a decline in average OEC on rent. Equipment sales decreased 9.5% in the first quarter of 2024 to $272.6 million, compared to $301.3 million in the first quarter of 2023, primarily driven by lower sales of used equipment due to excess supply of equipment available in the market.
Cost of Revenue, Excluding Rental Equipment Depreciation - The decrease in cost of revenue, excluding rental equipment depreciation for the three months ended March 31, 2024, compared to the same period in 2023, was driven primarily by the decrease in rental equipment sales volume.
Depreciation of Rental Equipment - Depreciation of our rental fleet increased in the three months ended March 31, 2024, compared to the same period in 2023, as a result of higher rental equipment levels.
Operating Expenses - Operating expenses increased in the three months ended March 31, 2024, compared to the same period in 2023, primarily as a result of an increase in general and administrative expenses due to increased headcount and wages, increased insurance due to higher inventory levels and rental assets, and additional expense associated with various information technology projects.
Total Other Expense - Other expense increased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the increase in interest expense from variable rate debt and floor plan financing liabilities.
Income Tax Expense (Benefit) - Income tax benefit for the three months ended March 31, 2024 was $1.9 million, resulting in an effective tax rate of (12.0)%, compared to income tax expense for the three months ended March 31, 2023 of $0.9 million, respectively, at an effective tax rate of 5.9%. The decrease in the effective tax rate was primarily due to a pretax loss in the current period.

Net Income (loss) - The change in net income to a net loss for the three months ended March 31, 2024, compared to the same period in 2023, was primarily the result of lower revenues leading to decreased gross profit and higher interest expense on variable-rate debt and variable-rate floor plan liabilities.
Operating Metrics
We principally evaluate operational performance based on the following metrics: ending OEC, average OEC on rent, fleet utilization, and OEC on rent yield. We also report sales order backlog related to our customers’ orders for new vocational heavy duty trucks as an indicator of the demand environment for our products. The table below presents these key measures.

	Three Months Ended
(in $000s)	March 31, 2024	March 31, 2023	Change	% Change	December 31, 2023	% Change
Ending OEC	$1,452,900	$1,457,870	$(4,970)	(0.3)%	$1,455,708	(0.1)%
Average OEC on rent	$1,065,700	$1,214,300	$(148,600)	(12.2)%	$1,159,164	(4.8)%
Fleet utilization	73.3%	83.6%	(10.3)%	(12.3)%	77.6%	(7.7)%
OEC on rent yield	40.5%	39.6%	0.9%	2.3%	41.1%	3.6%
Sales order backlog	$537,292	$855,049	$(317,757)	(37.2)%	$688,559	(24.2)%

Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended
(in $000s)	March 31, 2024	March 31, 2023	$ Change	% Change	December 31, 2023	% Change
Rental revenue	$103,288	$113,784	$(10,496)	(9.2)%	$116,594	(11.4)%
Equipment sales	32,740	92,136	(59,396)	(64.5)%	68,023	(51.9)%
Total revenue	136,028	205,920	(69,892)	(33.9)%	184,617	(26.3)%
Cost of rental revenue	29,800	29,060	740	2.5%	28,222	5.6%
Cost of equipment sales	24,098	71,081	(46,983)	(66.1)%	49,799	(51.6)%
Depreciation of rental equipment	42,697	39,512	3,185	8.1%	43,230	(1.2)%
Total cost of revenue	96,595	139,653	(43,058)	(30.8)%	121,251	(20.3)%
Gross profit	$39,433	$66,267	$(26,834)	(40.5)%	$63,366	(37.8)%
Total Revenue - Total revenue for the ERS segment for the three months ended March 31, 2024 was $136.0 million, compared to $205.9 million for the same period in 2023. Equipment sales decreased $59.4 million in the first quarter of 2024 to $32.7 million, compared to $92.1 million in the first quarter of 2023, due to excess supply of used equipment available in the market. Rental revenue in the first quarter of 2024 was $103.3 million compared to $113.8 million in the first quarter of 2023, a 9.2% decrease as a result of a reduction in fleet utilization to 73.3% compared to 83.6% in the first quarter of 2023. Fleet utilization decreased due to a decline in demand in the utility market as a result of supply chain constraints, environmental, regulatory, and customer financing factors affecting the timing of transmission job starts. Average OEC on rent decreased 12.2% year-over-year, primarily as a result of the lower utilization in the quarter.
Cost of Revenue - The decrease in total cost of revenue for the three months ended March 31, 2024, compared to the same period in 2023, was largely due to the decrease in rental equipment sales volume.
Depreciation - Depreciation of our rental fleet increased for the three months ended March 31, 2024, compared to the same period in 2023, as a result of higher rental equipment levels.
Gross Profit - The decrease in gross profit for the three months ended March 31, 2024, compared to the same period in 2023, was due to the decrease in rental revenues and equipment sales for the period.

Truck and Equipment Sales (TES) Segment

	Three Months Ended
(in $000s)	March 31, 2024	March 31, 2023	$ Change	% Change	December 31, 2023	% Change
Equipment sales	$239,862	$209,154	$30,708	14.7%	$298,944	19.8%
Cost of equipment sales	196,702	175,044	21,658	12.4%	246,047	20.1%
Gross profit	$43,160	$34,110	$9,050	26.5%	$52,897	18.4%
Equipment Sales - Equipment sales increased for the three months ended March 31, 2024, compared to the same period in 2023, primarily as a result of exiting 2023 with healthy inventory levels due to the supply chain improvements experienced in 2023 and historically high backlog levels that improved our ability to produce and deliver more units during the first quarter of 2024.
Cost of Equipment Sales - Cost of equipment sales increased for the three months ended March 31, 2024, compared to the same period in 2023, due to the increase in equipment sales volume.
Gross Profit - The increase in gross profit for the three months ended March 31, 2024, compared to the same period in 2023, is reflective of the positive demand and pricing environment for new products.

Aftermarket Parts and Services (APS) Segment

	Three Months Ended
(in $000s)	March 31, 2024	March 31, 2023	$ Change	% Change	December 31, 2023	% Change
Rental revenue	$2,883	$4,504	$(1,621)	(36.0)%	$3,650	21.0%
Parts and services revenue	32,534	32,585	(51)	(0.2)%	34,543	5.8%
Total revenue	35,417	37,089	(1,672)	(4.5)%	38,193	7.3%
Cost of revenue	26,254	26,987	(733)	(2.7)%	26,613	1.3%
Depreciation of rental equipment	1,047	818	229	28.0%	1,019	(2.7)%
Total cost of revenue	27,301	27,805	(504)	(1.8)%	27,632	1.2%
Gross profit	$8,116	$9,284	$(1,168)	(12.6)%	$10,561	23.2%
Total Revenue - Total revenue decreased for the three months ended March 31, 2024, compared to the same period in 2023 due to the decrease in rentals of tools and accessories affected by the utility end-market softness.
Cost of Revenue - Cost of revenue decreased for the three months ended March 31, 2024, compared to the same period in 2023, commensurate with the decrease in volume of parts sales and rental activity.
Gross Profit - The decrease in gross profit for the three months ended March 31, 2024, compared to the same period in 2023, was primarily driven by the decrease in rentals as discussed above.

Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months. As of March 31, 2024, we had $8.0 million in cash and cash equivalents compared to $10.3 million as of December 31, 2023. As of both March 31, 2024 and December 31, 2023, we had $552.4 million of outstanding borrowings under our ABL Facility. Availability under the senior secured credit facility was $194.5 million as of March 31, 2024, and based on our borrowing base, we have an additional $331.9 million of suppressed availability that we can potentially utilize by upsizing our existing facility.
Loan Covenants and Compliance
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit the Company and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of

Company’s restricted subsidiaries to pay dividends; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Company and its restricted subsidiaries are permitted to make. Unlimited dividends under the ABL Facility may be permitted so long as, on a pro forma basis, “distribution conditions” (as defined in the ABL Credit Agreement governing the ABL Facility) are satisfied. As of March 31, 2024, the Company’s distribution conditions were satisfied and, as a result, the Company determined there were no restrictions on distributions by the ABL Credit Agreement.
The 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”) were issued pursuant to an indenture (the “Indenture”) which contains covenants that limit the Company’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Company to its restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Company’s subsidiaries as unrestricted subsidiaries. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Company and its restricted subsidiaries are permitted to make. Unlimited dividends, under the Indenture, may be made so long as after giving effect to making the dividends, the consolidated total debt ratio would be no greater than 5.00 to 1.00 on a pro forma basis. As of March 31, 2024, the Company’s consolidated total debt ratio was not greater than 5.00 to 1.00 and, as a result, the Company determined there were no restrictions on distributions by the Indenture. For further information on the ABL Facility and Indenture, see Note 9: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed on March 7, 2024.
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

The following table provides the calculation of Adjusted EBITDA pursuant to the ABL Credit Agreement and the Indenture for the three months ended March 31, 2024 and March 31, 2023, as well as December 31, 2023.

	Three Months Ended				Three Months Ended December 31, 2023
(in $000s)	March 31, 2024	March 31, 2023	$ Change	% Change
Net income (loss)	$(14,335)	$13,800	$(28,135)	(203.9)%	$16,122
Interest expense	25,015	22,363	2,652	11.9%	24,712
Income tax expense (benefit)	(1,948)	863	(2,811)	(325.7)%	4,681
Depreciation and amortization	56,161	52,090	4,071	7.8%	56,909
EBITDA	64,893	89,116	(24,223)	(27.2)%	102,424
Adjustments:
Non-cash purchase accounting impact (1)	2,960	7,199	(4,239)	(58.9)%	6,190
Transaction and integration costs (2)	4,846	3,460	1,386	40.1%	4,104
Sales-type lease adjustment (3)	2,474	2,803	(329)	(11.7)%	2,722
Share-based payments (4)	2,730	3,147	(417)	(13.3)%	2,997
Change in fair value of warrants (5)	(527)	(525)	(2)	0.4%	(76)
Adjusted EBITDA	$77,376	$105,200	$(27,824)	(26.4)%	$118,361
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our ABL Credit Agreement and Indenture.
(2) Represents transaction and process improvement costs related to acquisitions of businesses, including post-acquisition integration costs, which are recognized within operating expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). These expenses are comprised of professional consultancy, legal, tax and accounting fees. Also included are expenses associated with the integration of acquired businesses. These expenses are presented as adjustments to net income (loss) pursuant to our ABL Credit Agreement and Indenture.
(3) Represents the impact of sales-type lease accounting for certain leases containing RPOs, as the application of sales-type lease accounting is not deemed to be representative of the ongoing cash flows of the underlying rental contracts. The adjustments are made pursuant to our ABL Credit Agreement and Indenture. The components of this adjustment are presented in the table below.

	Three Months Ended
(in $000s)	March 31, 2024	March 31, 2023	December 31, 2023
Equipment sales	$(3,018)	$(24,172)	$(1,529)
Cost of equipment sales	2,822	23,225	1,362
Gross profit	(196)	(947)	(167)
Interest income	(2,742)	(3,428)	(3,770)
Rental invoiced	5,412	7,178	6,659
Sales-type lease adjustment	$2,474	$2,803	$2,722
(4) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents the charge to earnings for the change in fair value of the liability for warrants.
The following table presents the calculation of Net Debt and Net Leverage Ratio:

(in $000s)	March 31, 2024	December 31, 2023
Current maturities of long-term debt	$6,066	$8,257
Long-term debt, net	1,492,346	1,487,136
Deferred financing fees	20,975	22,406
Less: cash and cash equivalents	(7,990)	(10,309)
Net Debt	$1,511,397	$1,507,490
Divided by: Adjusted EBITDA	399,105	426,930
Net Leverage Ratio	3.79	3.53

Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Three Months Ended March 31,
(in $000s)	2024	2023
Net cash flow from operating activities	$(14,375)	$3,906
Net cash flow for investing activities	(33,411)	(39,948)
Net cash flow from financing activities	45,495	53,849
Effect of exchange rate changes on cash and cash equivalents	(28)	51
Net change in cash and cash equivalents	$(2,319)	$17,858
As of March 31, 2024, we had cash and cash equivalents of $8.0 million, a decrease of $2.3 million from December 31, 2023. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility, and availability under our credit facilities.
Cash Flows from Operating Activities
Net cash used in operating activities was $14.4 million for the three months ended March 31, 2024, as compared to net cash provided by operating activities of $3.9 million in the same period in 2023. The use of cash in the current period is the result of our increased levels of inventory purchases and production.
Cash Flows for Investing Activities
Net cash used in investing activities was $33.4 million for the three months ended March 31, 2024, as compared to $39.9 million in the same period of 2023. The decrease in cash used in investing activities was primarily due to a decrease in purchases of rental equipment of $33.6 million, partially offset by a decrease in proceeds from sales and disposals of rental equipment of $18.5 million and an increase in purchases for non-rental equipment and cloud computing arrangements of $7.1 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $45.5 million for the three months ended March 31, 2024, as compared to $53.8 million in 2023. The decrease in cash provided by financing activities was primarily due to an increase in repurchases of common stock of $5.6 million and a decrease in proceeds, net of repayments, from floor plan financing and long-term debt arrangements of $2.5 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the ABL Credit Facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of March 31, 2024, we had $1,319.8 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under floor plan financing and the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense under floor plan financing and the ABL Facility by approximately $1.6 million on an annual basis.
We, from time to time, may manage a portion of our risks from exposures to fluctuations in interest rates as part of our risk management program through the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings and cash flows caused by fluctuations in the interest rates of our variable-rate debt.
Foreign currency exchange rate risk
During the three months ended March 31, 2024, we generated $13.6 million of revenues denominated in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.5 million on an annual basis. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2024, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
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
(b) Status of Remediation of the Pervasive Material Weakness in Internal Control Over Financial Reporting
We have devoted and continue to devote substantial resources and effort to remediating the pervasive material weakness identified in fiscal year 2021. While we continue to enhance our overall internal control over financial reporting environment to ensure that it is comprehensive, management concluded that a portion of the pervasive material weakness that related to ITGCs identified in fiscal year 2021 and reported in our annual report on Form 10-K for the year ended December 31, 2022 filed on March 14, 2023, was remediated in fiscal year 2023. We implemented changes associated with the design, implementation, and monitoring ITGCs in the areas of user access and program change-management for systems supporting all of the Company’s primary internal control processes to ensure that ITGCs are designed and operating effectively. We also established controls to ensure appropriate authorization of new user access requests, including performance of routine reviews of user access, and controls over program-change management.
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
(c) Changes to Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
No material changes occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On August 2, 2022, our Board of Directors authorized a stock repurchase program for up to $30 million of the Company’s shares of common stock, which authorization was further increased by $25 million of shares on September 14, 2023, and increased again increased by $25 million on March 11, 2024, upon exhaustion of prior authorization. The authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs.
The following table contains information regarding our purchases of our common stock during the three months ended March 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $000s)
January 1, 2024 - January 31, 2024	613,173	$6.24	613,173	$1,667
February 1, 2024 - February 29, 2024	122,479	$6.35	122,479	$889
March 1, 2024 - March 31, 2024	314,818	$5.81	304,933	$24,114
Total	1,050,470	$6.13	1,040,585
Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
10.1*	Amendment to Employment Agreement, dated April 26, 2024, by and between Ryan McMonagle and Custom Truck One Source, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	May 2, 2024	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	May 2, 2024	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer