Form 10-Q
period 2024-06-30
Custom Truck One Source, Inc.
filed 2024-08-01
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of common stock outstanding as of July 30, 2024 was 236,210,901.

Custom Truck One Source, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s, except per share data)	2024	2023	2024	2023
Revenue
Rental revenue	$102,997	$122,169	$209,168	$240,457
Equipment sales	285,633	302,117	558,235	603,407
Parts sales and services	34,383	32,544	66,917	65,129
Total revenue	423,013	456,830	834,320	908,993
Cost of Revenue
Cost of rental revenue	29,295	31,981	59,120	61,880
Depreciation of rental equipment	44,585	43,616	88,329	83,946
Cost of equipment sales	231,318	245,266	452,118	491,391
Cost of parts sales and services	28,548	25,348	54,777	51,496
Total cost of revenue	333,746	346,211	654,344	688,713
Gross Profit	89,267	110,619	179,976	220,280
Operating Expenses
Selling, general and administrative expenses	55,697	58,028	113,692	115,019
Amortization	6,692	6,606	13,270	13,278
Non-rental depreciation	3,360	2,721	6,280	5,371
Transaction expenses and other	5,844	3,689	10,690	7,149
Total operating expenses	71,593	71,044	143,932	140,817
Operating Income	17,674	39,575	36,044	79,463
Other Expense
Interest expense, net	42,401	31,625	80,316	60,801
Financing and other expense (income)	(3,319)	(5,048)	(6,581)	(8,999)
Total other expense	39,082	26,577	73,735	51,802
Income (Loss) Before Income Taxes	(21,408)	12,998	(37,691)	27,661
Income Tax Expense	3,070	1,388	1,122	2,251
Net Income (Loss)	$(24,478)	$11,610	$(38,813)	$25,410

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$(939)	$2,222	$(3,469)	$2,564
Other Comprehensive Income (Loss)	(939)	2,222	(3,469)	2,564
Comprehensive Income (Loss)	$(25,417)	$13,832	$(42,282)	$27,974

Net Income (Loss) Per Share:
Basic	$(0.10)	$0.05	$(0.16)	$0.10
Diluted	$(0.10)	$0.05	$(0.16)	$0.10
Weighted-Average Common Shares Outstanding:
Basic	239,727	246,130	240,045	246,090
Diluted	239,727	246,955	240,045	246,932
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$8,059	$10,309
Accounts receivable, net	166,701	215,089
Financing receivables, net	15,225	30,845
Inventory	1,170,486	985,794
Prepaid expenses and other	20,041	23,862
Total current assets	1,380,512	1,265,899
Property and equipment, net	158,305	142,115
Rental equipment, net	947,630	916,704
Goodwill	705,220	704,011
Intangible assets, net	266,139	277,212
Operating lease assets	46,134	38,426
Other assets	19,628	23,430
Total Assets	$3,523,568	$3,367,797
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$119,786	$117,653
Accrued expenses	53,350	73,847
Deferred revenue and customer deposits	22,480	28,758
Floor plan payables - trade	385,501	253,197
Floor plan payables - non-trade	472,611	409,113
Operating lease liabilities - current	7,026	6,564
Current maturities of long-term debt	3,779	8,257
Total current liabilities	1,064,533	897,389
Long-term debt, net	1,528,433	1,487,136
Operating lease liabilities - noncurrent	40,295	32,714
Deferred income taxes	33,625	33,355
Total long-term liabilities	1,602,353	1,553,205
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized, 251,411,684 and 249,903,120 shares issued and outstanding, at June 30, 2024 and December 31, 2023, respectively	25	25
Treasury stock, at cost — 13,939,956 and 8,891,788 shares at June 30, 2024 and December 31, 2023, respectively	(82,094)	(56,524)
Additional paid-in capital	1,544,884	1,537,553
Accumulated other comprehensive loss	(9,447)	(5,978)
Accumulated deficit	(596,686)	(557,873)
Total stockholders' equity	856,682	917,203
Total Liabilities and Stockholders' Equity	$3,523,568	$3,367,797
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in $000s)	2024	2023
Operating Activities
Net income (loss)	$(38,813)	$25,410
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	113,958	107,532
Amortization of debt issuance costs	2,879	3,027
Provision for losses on accounts receivable	7,058	3,112
Share-based compensation	6,329	7,469
Gain on sales and disposals of rental equipment	(23,589)	(32,643)
Change in fair value of derivative and warrants	(527)	(1,129)
Deferred tax expense	270	1,849
Changes in assets and liabilities:
Accounts and financing receivables	24,605	27,344
Inventories	(182,751)	(166,612)
Prepaids, operating leases and other	4,853	(2,747)
Accounts payable	3,138	29,325
Accrued expenses and other liabilities	(20,045)	(1,545)
Floor plan payables - trade, net	132,304	3,089
Customer deposits and deferred revenue	(6,261)	(4,586)
Net cash flow from operating activities	23,408	(1,105)
Investing Activities
Acquisition of business, net of cash acquired	(6,015)	—
Purchases of rental equipment	(165,214)	(210,360)
Proceeds from sales and disposals of rental equipment	99,576	130,246
Purchase of non-rental property and cloud computing arrangements	(27,035)	(22,783)
Net cash flow for investing activities	(98,688)	(102,897)
Financing Activities
Proceeds from debt	4,200	13,537
Share-based payments	(1,451)	(86)
Borrowings under revolving credit facilities	97,520	95,082
Repayments under revolving credit facilities	(62,521)	(40,402)
Repayments of notes payable	—	(4,061)
Finance lease payments	—	(472)
Repurchase of common stock	(23,014)	(4,532)
Principal payments on long-term debt	(5,259)	—
Acquisition of inventory through floor plan payables - non-trade	320,325	398,447
Repayment of floor plan payables - non-trade	(256,827)	(325,891)
Net cash flow from financing activities	72,973	131,622
Effect of exchange rate changes on cash and cash equivalents	57	249
Net Change in Cash and Cash Equivalents	(2,250)	27,869
Cash and Cash Equivalents at Beginning of Period	10,309	14,360
Cash and Cash Equivalents at End of Period	$8,059	$42,229

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Six Months Ended June 30,
(in $000s)	2024	2023
Supplemental Cash Flow Information
Interest paid	$76,175	$56,164
Income taxes paid	4,105	1,450
Non-Cash Investing and Financing Activities
Rental equipment and property and equipment purchases in accounts payable	1,128	575
Rental equipment sales in accounts receivable	8,937	2,294
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2023	249,903,120	(8,891,788)	$25	$(56,524)	$1,537,553	$(5,978)	$(557,873)	$917,203
Net income (loss)	—	—	—	—	—	—	(14,335)	(14,335)
Other comprehensive income (loss)	—	—	—	—	—	(2,530)	—	(2,530)
Common stock repurchases	—	(1,040,585)	—	(6,381)	—	—	—	(6,381)
Share-based payments	171,990	(9,885)	—	(53)	2,774	—	—	2,721
Balance, March 31, 2024	250,075,110	(9,942,258)	25	(62,958)	1,540,327	(8,508)	(572,208)	896,678
Net income (loss)	—	—	—	—	—	—	(24,478)	(24,478)
Other comprehensive income (loss)	—	—	—	—	—	(939)	—	(939)
Common stock repurchases	—	(3,589,436)	—	(16,736)	—	—	—	(16,736)
Share-based payments	1,336,574	(408,262)	—	(2,400)	4,557	—	—	2,157
Balance, June 30, 2024	251,411,684	(13,939,956)	$25	$(82,094)	$1,544,884	$(9,447)	$(596,686)	$856,682

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,521,487	$(8,947)	$(608,585)	$888,443
Net income (loss)	—	—	—	—	—	—	13,800	13,800
Other comprehensive income (loss)	—	—	—	—	—	342	—	342
Common stock repurchases	—	(174,744)	—	(1,122)	—	—	—	(1,122)
Share-based payments	130,484	(11,582)	—	(77)	3,451	—	—	3,374
Balance, March 31, 2023	248,441,588	(2,427,395)	25	(16,736)	1,524,938	(8,605)	(594,785)	904,837
Net income (loss)	—	—	$—	$—	$—	$—	$11,610	11,610
Other comprehensive income (loss)	—	—	$—	$—	$—	$2,222	$—	2,222
Common stock repurchases	—	(505,142)	$—	$(3,205)	$—	$—	$—	(3,205)
Share-based payments	919,763	(221,233)	$—	$(1,497)	$5,505	$—	$—	4,008
Balance, June 30, 2023	249,361,351	(3,153,770)	$25	$(21,438)	$1,530,443	$(6,383)	$(583,175)	$919,472

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
The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and the Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements of Custom Truck One Source, Inc. at that date. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements, have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other periods. These interim statements should be read in conjunction with the Custom Truck One Source, Inc. audited consolidated financial statements included in the Custom Truck One Source, Inc. Annual Report on Form 10-K for the year ended December 31, 2023.
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
Recently Issued Accounting Standards
Income Taxes
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. We are currently assessing the impact of the requirements on our condensed consolidated financial statements and disclosures.

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
Note 2: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2024	2023	2024	2023
United States	$414,066	$442,501	$811,763	$880,779
Canada	8,947	14,329	22,557	28,214
Total Revenue	$423,013	$456,830	$834,320	$908,993
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three and six months ended June 30, 2024 and 2023 are presented in the table below.

	Three Months Ended June 30,			Three Months Ended June 30,
	2024			2023
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$98,205	$—	$98,205	$114,620	$—	$114,620
Shipping and handling	—	4,792	4,792	—	7,549	7,549
Total rental revenue	98,205	4,792	102,997	114,620	7,549	122,169
Sales and services:
Equipment sales	1,554	284,079	285,633	19,603	282,514	302,117
Parts and services	2,626	31,757	34,383	6,938	25,606	32,544
Total sales and services	4,180	315,836	320,016	26,541	308,120	334,661
Total revenue	$102,385	$320,628	$423,013	$141,161	$315,669	$456,830

	Six Months Ended June 30,			Six Months Ended June 30,
	2024			2023
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$199,715	$—	$199,715	$227,523	$—	$227,523
Shipping and handling	—	9,453	9,453	—	12,934	12,934
Total rental revenue	199,715	9,453	209,168	227,523	12,934	240,457
Sales and services:
Equipment sales	4,572	553,663	558,235	43,775	559,632	603,407
Parts and services	5,870	61,047	66,917	11,753	53,376	65,129
Total sales and services	10,442	614,710	625,152	55,528	613,008	668,536
Total revenue	$210,157	$624,163	$834,320	$283,051	$625,942	$908,993

Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
As of June 30, 2024 and December 31, 2023, the Company had net receivables related to contracts with customers of $77.0 million and $112.1 million, respectively. As of June 30, 2024 and December 31, 2023, the Company had net receivables related to rental contracts and other of $89.7 million and $103.0 million, respectively.
The Company manages credit risk associated with its accounts receivable at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below address how credit risk and the Company's allowance for credit losses impact the Company's total revenues.
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
Accounts receivable, net consisted of the following:

(in $000s)	June 30, 2024	December 31, 2023
Accounts receivable	$184,804	$232,592
Less: allowance for doubtful accounts	(18,103)	(17,503)
Accounts receivable, net	$166,701	$215,089
For the six months ended June 30, 2024 and 2023, the Company wrote-off $7.0 million and $5.7 million, respectively, of receivables, net of recoveries.

When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of both June 30, 2024 and December 31, 2023, the Company had approximately $2.9 million of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $19.5 million and $25.9 million in deposits as of June 30, 2024 and December 31, 2023, respectively. Of the $25.9 million deposit liability balance as of December 31, 2023, $25.8 million was recorded as revenue during the six months ended June 30, 2024 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
The Company does not have material contract assets, and as such, did not recognize any material impairments of any contract assets.
Note 3: Sales-Type Leases
Revenue from rental agreements qualifying as sales-type leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2024	2023	2024	2023
Equipment sales	$1,554	$19,603	$4,572	$43,775
Cost of equipment sales	1,229	19,415	4,051	42,640
Gross profit	$325	$188	$521	$1,135
As these transactions remained under rental contracts, $5.6 million and $7.9 million for the three months ended June 30, 2024 and 2023, respectively, and $11.0 million and $15.1 million for the six months ended June 30, 2024 and 2023, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $3.3 million and $4.4 million for the three months ended June 30, 2024 and 2023, respectively, and $6.0 million and $7.8 million for the six months ended June 30, 2024 and 2023, respectively.
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

(in $000s)	June 30, 2024	December 31, 2023
Whole goods	$1,031,786	$846,170
Aftermarket parts and services inventory	138,700	139,624
Inventory	$1,170,486	$985,794
Note 5: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility (as defined below). As of June 30, 2024, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows:

(in $000s)	June 30, 2024	December 31, 2023
Trade:
Daimler Truck Financial	$238,497	$181,480
PACCAR Financial Services	117,030	71,717
Ford Motor Credit Company, LLC	29,974	—
Trade floor plan payables	$385,501	$253,197
Non-trade:
PNC Equipment Finance, LLC	$472,611	$409,113
Non-trade floor plan payables	$472,611	$409,113

Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $15.4 million and $28.3 million for the three and six months ended June 30, 2024, respectively, and $8.1 million and $14.9 million for the same periods in 2023.
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
Ford Motor Credit Company, LLC
On April 2, 2024, the Company entered into the Master Loan and Security Agreement with Ford Motor Credit Company, LLC (the “FMCC Facility”), which allows the Company to enter into individual loan supplements which bear interest based on the bank prime loan rate as reported by the Federal Reserve Board for the Friday preceding the last Monday of a given month. The total borrowing capacity under the FMCC Facility as of June 30, 2024 was $30.0 million. The FMCC agreement is evergreen and is subject to termination by either party through written notice. During July 2024, the Company entered into an amendment to the FMCC Facility which increased the borrowing capacity to $42.0 million.
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement, as of June 30, 2024, provides the Company with a $480.0 million revolving credit facility, which matures on August 25, 2025 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.00%. During July 2024, the Company entered into an amendment to the Loan Agreement which increased the revolving credit facility to $500.0 million.
Note 6: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	June 30, 2024	December 31, 2023
Rental equipment	$1,446,675	$1,405,532
Less: accumulated depreciation	(499,045)	(488,828)
Rental equipment, net	$947,630	$916,704
Note 7: Goodwill
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
During the quarter ended June 30, 2024, we identified factors indicating goodwill may be impaired related to two of our reporting units, ERS and APS. These factors were decreased utilization levels driven by continuing transmission project declines and delays. To derive the fair value of each reporting unit, we utilized the income approach, specifically the discounted cash flow method, as well as the market approach, which included analysis of comparable publicly-traded companies, to determine the fair value of the reporting units. The income method approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The market approach analyzed how the market values of comparable publicly-traded companies’ operating metrics, such as sales and earnings, compare to each of the respective metrics of the reporting units. These methodologies are consistent with how we estimate the fair value of reporting units during the annual goodwill impairment test. Inputs used to fair value our reporting units are considered “Level 3” inputs of the fair value hierarchy and include the following:
•Our projections were based on management's assessment of macroeconomic variables, industry trends and market opportunities, as well as our strategic objectives and future growth plans. Revenue growth rates assumed from approximately 5% to 7% for 2025 and from approximately 3% to 8% for 2026 and beyond.
•The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data, as well as our specific risk factors that are likely to be considered by a market participant. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rates applied to the reporting units ranged from 10.0% to 10.5%.
As a result of our fair value calculations, we determined that the fair value of the reporting units exceeded their carrying values. Accordingly, goodwill related to the reporting units was not considered impaired.
Note 8: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
ABL Facility	$587,400	$552,400	7.5%	7.7%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	17,814	13,800	5.8%	5.8%
Other notes payable	26,525	31,599	3.1%-7.9%	3.1%-7.9%
Total debt outstanding	1,551,739	1,517,799
Deferred financing fees	(19,527)	(22,406)
Total debt net of deferred financing fees	1,532,212	1,495,393
Less: current maturities	(3,779)	(8,257)
Long-term debt	$1,528,433	$1,487,136
As of June 30, 2024, borrowing availability under the ABL Facility was $159.5 million, and outstanding standby letters of credit were $3.1 million.
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

Note 9: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the effects of potentially dilutive shares of common stock, if dilutive. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, or share-based compensation. Our potentially dilutive shares aggregated 30.4 million and 30.2 million for the three and six months ended June 30, 2024, respectively, and 29.4 million and 29.3 million for the same periods in 2023, and were not included in the computation of diluted earnings (loss) per share because the impact would have been anti-dilutive.
The following tables set forth the computation of basic and dilutive earnings per share:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(in $000s, except per share data)	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(24,478)	239,727	$(0.10)	$11,610	246,130	$0.05
Dilutive common share equivalents	—	—	—	—	825	—
Diluted earnings (loss) per share	$(24,478)	239,727	$(0.10)	$11,610	246,955	$0.05

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(in $000s, except per share data)	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(38,813)	240,045	$(0.16)	$25,410	246,090	$0.10
Dilutive common share equivalents	—	—	—	—	842	—
Diluted earnings (loss) per share	$(38,813)	240,045	$(0.16)	$25,410	246,932	$0.10

Note 10: Equity
Preferred Stock
As of both June 30, 2024 and December 31, 2023, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of both June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Common Stock
As of both June 30, 2024 and December 31, 2023, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.

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
During the three and six months ended June 30, 2024, the Company repurchased approximately 3.6 million and 4.6 million shares of its common stock, respectively, which are held in treasury, for a total cost of $16.7 million and $23.1 million, including commission fees. During the three and six months ended June 30, 2023, the Company repurchased approximately 0.5 million and 0.7 million shares of common stock, respectively, for a total cost of $3.2 million and $4.3 million. At June 30, 2024, $7.4 million was available under the stock repurchase program.
Contingently Issuable Shares
NESCO Holdings, LP is a Delaware limited partnership holding shares of our common stock. NESCO Holdings, LP is owned and controlled by Energy Capital Partners, and, as of June 30, 2024, had the right to receive: (1) up to an additional 1,800,000 shares of common stock (the “First Tranche”) through July 31, 2024, in increments of 900,000 shares, if (x) the trading price of the common stock exceeds $13.00 per share (the “Minimum Target”) or $16.00 per share for any 20 trading days during a 30 consecutive trading day period or (y) a sale transaction of the Company occurs in which the consideration paid per share to holders of common stock of the Company exceeds $13.00 per share or $16.00 per share, and (2) 1,651,798 shares of common stock if during the seven-year period ending July 31, 2026, the trading price of common stock exceeds $19.00 per share for any 20 trading days during a 30 consecutive trading day period or if a sale transaction of the Company occurs in which the consideration paid per share to holders of common stock exceeds $19.00 per share. As of July 31, 2024, the Minimum Target was not met, and NESCO Holdings, LP no longer has the right to receive the First Tranche of 1,800,000 shares of common stock. NESCO Holdings, LP has the right to receive the remaining 1,651,798 shares upon satisfaction of the conditions discussed above.
Note 11: Fair Value Measurements
The FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
June 30, 2024
ABL Facility	$587,400	$—	$587,400	$—
2029 Secured Notes	920,000	—	848,700	—
2023 Credit Facility	17,814	—	17,814	—
Other notes payable	26,525	—	26,525	—

December 31, 2023
ABL Facility	$552,400	$—	$552,400	$—
2029 Secured Notes	920,000	—	846,400	—
2023 Credit Facility	13,800	—	13,800	—
Other notes payable	31,599	—	31,599	—
The carrying amounts of the ABL Facility, 2023 Credit Facility and other notes payable approximated fair value as of June 30, 2024 and December 31, 2023 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers.

Note 12: Income Taxes
For interim periods, we estimate our annual effective tax rate, exclusive of discrete items, which is derived primarily by our estimate of our valuation allowance as of the end of our fiscal year. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 differs from the U.S. federal statutory tax rate due to the recording of valuation allowances. We recorded an income tax expense of $1.1 million for the six months ended June 30, 2024 resulting in an effective tax rate of (3.0)% compared to an income tax expense of $2.3 million for the comparable prior year period, at an effective tax rate of 8.0%. The decrease in the effective tax rate for the six months ended June 30, 2024 compared to same period in 2023, was primarily due to state and local income tax updates enacted during the current period.
The Organization for Economic Cooperation and Development (“OECD”) has issued “Pillar Two” model rules introducing a new global minimum tax of 15% effective on January 1, 2024. While the US has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation to do so. As currently designed, Pillar Two will ultimately apply to our worldwide operations. Considering we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs. We will continue to monitor US and global legislative activities related to Pillar Two for potential impacts.
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
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2024	2023	2024	2023
Total revenues from transactions with related parties	$7,945	$10,048	$11,604	$18,503
Expenses incurred from transactions with related parties included in cost of revenue	$286	$494	$752	$852
Expenses incurred from transactions with related parties included in operating expenses	$127	$1,368	$1,400	$2,763
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	June 30, 2024	December 31, 2023
Accounts receivable from related parties	$1,664	$695
Accounts payable to related parties	$95	$140
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

The Company’s segment results are presented in the tables below:

	Three Months Ended June 30,
	2024
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$100,699	$—	$2,298	$102,997
Equipment sales	37,712	247,921	—	285,633
Parts and services	—	—	34,383	34,383
Total revenue	138,411	247,921	36,681	423,013
Cost of revenue:
Rentals/parts and services	29,281	—	28,562	57,843
Equipment sales	25,792	205,526	—	231,318
Depreciation of rental equipment	43,581	—	1,004	44,585
Total cost of revenue	98,654	205,526	29,566	333,746
Gross profit	$39,757	$42,395	$7,115	$89,267

	Three Months Ended June 30,
	2023
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$117,832	$—	$4,337	122,169
Equipment sales	50,694	251,423	—	302,117
Parts and services	—	—	32,544	32,544
Total revenue	168,526	251,423	36,881	456,830
Cost of revenue:
Rentals/parts and services	31,341	—	25,988	57,329
Equipment sales	39,802	205,464	—	245,266
Depreciation of rental equipment	42,805	—	811	43,616
Total cost of revenue	113,948	205,464	26,799	346,211
Gross profit	$54,578	$45,959	$10,082	$110,619

	Six Months Ended June 30,
	2024
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$203,987	$—	$5,181	$209,168
Equipment sales	70,452	487,783	—	558,235
Parts and services	—	—	66,917	66,917
Total revenue	274,439	487,783	72,098	834,320
Cost of revenue:
Rentals/parts and services	59,081	—	54,816	113,897
Equipment sales	49,890	402,228	—	452,118
Depreciation of rental equipment	86,278	—	2,051	88,329
Total cost of revenue	195,249	402,228	56,867	654,344
Gross profit	$79,190	$85,555	$15,231	$179,976

	Six Months Ended June 30,
	2023
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$231,616	$—	$8,841	$240,457
Equipment sales	142,830	460,577	—	603,407
Parts and services	—	—	65,129	65,129
Total revenue	374,446	460,577	73,970	908,993
Cost of revenue:
Rentals/parts and services	60,401	—	52,975	113,376
Equipment sales	110,883	380,508	—	491,391
Depreciation of rental equipment	82,317	—	1,629	83,946
Total cost of revenue	253,601	380,508	54,604	688,713
Gross profit	$120,845	$80,069	$19,366	$220,280

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
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2024	2023	2024	2023
Gross profit	$89,267	$110,619	$179,976	$220,280
Selling, general and administrative expenses	55,697	58,028	113,692	115,019
Amortization	6,692	6,606	13,270	13,278
Non-rental depreciation	3,360	2,721	6,280	5,371
Transaction expenses and other	5,844	3,689	10,690	7,149
Interest expense, net	42,401	31,625	80,316	60,801
Financing and other expense (income)	(3,319)	(5,048)	(6,581)	(8,999)
Income (loss) before income taxes	$(21,408)	$12,998	$(37,691)	$27,661
The following table presents total assets by country:

(in $000s)	June 30, 2024	December 31, 2023
Assets:
United States	$3,405,053	$3,243,619
Canada	118,515	124,178
Total Assets	$3,523,568	$3,367,797

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
Financing and other expense (income) — Financing and other expense (income) reflects the financing expense (income) associated with lease agreements qualifying to be accounted for as a sales-type lease, foreign currency gains and losses related to our Canadian operations, as well as other miscellaneous gains or losses from non-operating activities. Also included in financing and other expense (income) are the unrealized remeasurement gains and losses related to derivative financial instruments.
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
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of June 30, 2024, this equipment (the “rental fleet”) is comprised of approximately 10,200 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet of the foregoing products.
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
Results of Operations
Three and six months ended June 30, 2024, compared to the same periods in 2023
Consolidated Results of Operations

	Three Months Ended
(in $000s)	June 30, 2024	% of revenue	June 30, 2023	% of revenue	$ Change	% change	March 31, 2024	% of revenue
Rental revenue	$102,997	24.3%	$122,169	26.7%	$(19,172)	(15.7)%	$106,171	25.8%
Equipment sales	285,633	67.5%	302,117	66.1%	(16,484)	(5.5)%	272,602	66.3%
Parts sales and services	34,383	8.1%	32,544	7.1%	1,839	5.7%	32,534	7.9%
Total revenue	423,013	100.0%	456,830	100.0%	(33,817)	(7.4)%	411,307	100.0%
Cost of revenue, excluding rental equipment depreciation	289,161	68.4%	302,595	66.2%	(13,434)	(4.4)%	276,854	67.3%
Depreciation of rental equipment	44,585	10.5%	43,616	9.5%	969	2.2%	43,744	10.6%
Gross profit	89,267	21.1%	110,619	24.2%	(21,352)	(19.3)%	90,709	22.1%
Operating expenses	71,593		71,044		549	0.8%	72,339
Operating income	17,674		39,575		(21,901)	(55.3)%	18,370
Total other expense	39,082		26,577		12,505	47.1%	34,653
Income (loss) before income taxes	(21,408)		12,998		(34,406)	(264.7)%	(16,283)
Income tax expense	3,070		1,388		1,682	121.2%	(1,948)
Net income (loss)	$(24,478)		$11,610		$(36,088)	(310.8)%	$(14,335)

	Six Months Ended June 30,
(in $000s)	2024	% of revenue	2023	% of revenue	$ Change	% of change
Rental revenue	$209,168	25.1%	$240,457	26.5%	$(31,289)	(13.0)%
Equipment sales	558,235	66.9%	603,407	66.4%	(45,172)	(7.5)%
Parts sales and services	66,917	8.0%	65,129	7.2%	1,788	2.7%
Total revenue	834,320	100.0%	908,993	100.0%	(74,673)	(8.2)%
Cost of revenue, excluding rental equipment depreciation	566,015	67.8%	604,767	66.5%	(38,752)	(6.4)%
Depreciation of rental equipment	88,329	10.6%	83,946	9.2%	4,383	5.2%
Gross profit	179,976	21.6%	220,280	24.2%	(40,304)	(18.3)%
Operating expenses	143,932		140,817		3,115	2.2%
Operating income	36,044		79,463		(43,419)	(54.6)%
Total other expense	73,735		51,802		21,933	42.3%
Income (loss) before income taxes	(37,691)		27,661		(65,352)	(236.3)%
Income tax expense	1,122		2,251		(1,129)	(50.2)%
Net income (loss)	$(38,813)		$25,410		$(64,223)	(252.7)%

Total Revenue - The decrease in total revenue for the three and six months ended June 30, 2024, compared to the same periods in 2023 was due to a decrease in rental revenue due to lower utilization and a decline in average OEC on rent, as well as a decrease in equipment sales due to lower rental asset sales of used equipment. The Company continues to be impacted by end-market supply chain constraints, environmental, regulatory and customer financing factors affecting the timing of transmission job starts. These delays contributed to both lower rental revenue and rental asset sales during this quarter.
Cost of Revenue, Excluding Rental Equipment Depreciation - The decrease in cost of revenue, excluding rental equipment depreciation for the three and six months ended June 30, 2024, compared to the same periods in 2023, was driven primarily by the decrease in equipment sales volume.
Depreciation of Rental Equipment - Depreciation of our rental equipment increased in the three and six months ended June 30, 2024, compared to the same periods in 2023, as a result of higher rental equipment levels.
Operating Expenses - Operating expenses increased in the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily as a result of an increase in general and administrative expenses due to increased headcount and wages, increased insurance due to higher inventory levels and rental assets, and additional expense associated with various information technology projects.
Total Other Expense - Other expense increased for the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to the increase in interest expense from variable rate debt and floor plan financing liabilities.
Income Tax Expense (Benefit) - Income tax expense for the three and six months ended June 30, 2024 was $3.1 million and $1.1 million, respectively, resulting in an effective tax rate of (14.3)% and (3.0)%. Income tax expense for the three and six months ended June 30, 2023 was $1.4 million and $2.3 million, respectively, at an effective tax rate of 10.7% and 8.0%. The changes in the effective tax rates were primarily due to state and local income tax updates enacted during the current periods.
Net Income (loss) - The change in net income to a net loss for the three and six months ended June 30, 2024, compared to the same periods in 2023, was primarily the result of lower revenues leading to decreased gross profit and higher interest expense on variable-rate debt and variable-rate floor plan liabilities.
Operating Metrics
We principally evaluate operational performance based on the following metrics: ending OEC, average OEC on rent, fleet utilization, and OEC on rent yield. We also report sales order backlog related to our customers’ orders for new vocational heavy duty trucks as an indicator of the demand environment for our products. The table below presents these key measures.

	Three Months Ended
(in $000s)	June 30, 2024	June 30, 2023	Change	% Change	March 31, 2024	% Change
Ending OEC	$1,457,955	$1,467,779	$(9,824)	(0.7)%	$1,452,856	0.4%
Average OEC on rent	$1,044,683	$1,203,855	$(159,172)	(13.2)%	$1,065,695	(2.0)%
Fleet utilization	71.7%	81.7%	(10.0)%	(12.2)%	73.3%	(2.2)%
OEC on rent yield	40.0%	40.1%	(0.1)%	(0.2)%	40.5%	(1.2)%
Sales order backlog	$478,244	$863,757	$(385,513)	(44.6)%	$537,292	(11.0)%

	Six Months Ended June 30,
(in $000s)	2024	2023	Change	% Change
Ending OEC	$1,457,955	$1,467,779	$(9,824)	(0.7)%
Average OEC on rent	$1,055,189	$1,209,111	$(153,922)	(12.7)%
Fleet utilization	72.4%	82.6%	(10.2)%	(12.3)%
OEC on rent yield	40.3%	39.8%	0.5%	1.3%
Sales order backlog	$478,244	$863,757	$(385,513)	(44.6)%

Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended
(in $000s)	June 30, 2024	June 30, 2023	$ Change	% Change	March 31, 2024	% Change
Rental revenue	$100,699	$117,832	$(17,133)	(14.5)%	$103,288	(2.5)%
Equipment sales	37,712	50,694	(12,982)	(25.6)%	32,740	15.2%
Total revenue	138,411	168,526	(30,115)	(17.9)%	136,028	1.8%
Cost of rental revenue	29,281	31,341	(2,060)	(6.6)%	29,800	(1.7)%
Cost of equipment sales	25,792	39,802	(14,010)	(35.2)%	24,098	7.0%
Depreciation of rental equipment	43,581	42,805	776	1.8%	42,697	2.1%
Total cost of revenue	98,654	113,948	(15,294)	(13.4)%	96,595	2.1%
Gross profit	$39,757	$54,578	$(14,821)	(27.2)%	$39,433	0.8%

	Six Months Ended June 30,
(in $000s)	2024	2023	$ Change	% Change
Rental revenue	$203,987	$231,616	$(27,629)	(11.9)%
Equipment sales	70,452	142,830	(72,378)	(50.7)%
Total revenue	274,439	374,446	(100,007)	(26.7)%
Cost of rental revenue	59,081	60,401	(1,320)	(2.2)%
Cost of equipment sales	49,890	110,883	(60,993)	(55.0)%
Depreciation of rental equipment	86,278	82,317	3,961	4.8%
Total cost of revenue	195,249	253,601	(58,352)	(23.0)%
Gross profit	$79,190	$120,845	$(41,655)	(34.5)%
Total Revenue - The decrease in total revenue for the ERS segment for the three and six months ended June 30, 2024, compared to the same periods in 2023, was driven by a decrease in equipment sales due to fewer rental asset sales of used equipment, as well as a decrease in rental revenue as a result of a reduction in fleet utilization of 10.0% for both the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Fleet utilization decreased due to a decline in demand in the utility market as a result of supply chain constraints, environmental, regulatory, and customer financing factors affecting the timing of transmission job starts. For the three and six months ended June 30, 2024, average OEC on rent decreased 13.2% and 12.7%, respectively, compared to the same periods in 2023, primarily as a result of the lower utilization in the quarter.
Cost of Revenue - The decrease in total cost of revenue for the three and six months ended June 30, 2024, compared to the same periods in 2023, was largely due to the decrease in rental equipment sales volume.
Depreciation - Depreciation of our rental equipment increased for the three and six months ended June 30, 2024, compared to the same periods in 2023, as a result of higher rental equipment levels.
Gross Profit - The decrease in gross profit for the three and six months ended June 30, 2024, compared to the same periods in 2023, was due to the decrease in rental revenues and equipment sales for the period.

Truck and Equipment Sales (TES) Segment

	Three Months Ended
(in $000s)	June 30, 2024	June 30, 2023	$ Change	% Change	March 31, 2024	% Change
Equipment sales	$247,921	$251,423	$(3,502)	(1.4)%	$239,862	3.4%
Cost of equipment sales	205,526	205,464	62	—%	196,702	4.5%
Gross profit	$42,395	$45,959	$(3,564)	(7.8)%	$43,160	1.8%

	Six Months Ended June 30,
(in $000s)	2024	2023	$ Change	% Change
Equipment sales	$487,783	$460,577	$27,206	5.9%
Cost of equipment sales	402,228	380,508	21,720	5.7%
Gross profit	$85,555	$80,069	$5,486	6.9%
Equipment Sales - Equipment sales decreased for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to lower volume of sales as a consequence of the softness in the utility end-market.
Equipment sales increased for the six months ended June 30, 2024, compared to the same period in 2023, primarily as a result of exiting 2023 with healthy inventory levels due to the supply chain improvements experienced in 2023 and historically high backlog levels that improved our ability to produce and deliver more units during the first quarter of 2024.
Cost of Equipment Sales - Cost of equipment sales slightly increased for the three months ended June 30, 2024, compared to the same period in 2023 as a result of higher costs of materials and components.
Cost of equipment sales increased for the six months ended June 30, 2024, compared to the same period in 2023, due to the increase in equipment sales volume.
Gross Profit - The decrease in gross profit for the three months ended June 30, 2024, compared to the same period in 2023, was due to the decline in pricing for equipment sales and increase in costs due to inflation.
The increase in gross profit for the six months ended June 30, 2024, compared to the same period in 2023, was reflective of the positive demand and pricing environment for new products during the first quarter of the year.

Aftermarket Parts and Services (APS) Segment

	Three Months Ended
(in $000s)	June 30, 2024	June 30, 2023	$ Change	% Change	March 31, 2024	% Change
Rental revenue	$2,298	$4,337	$(2,039)	(47.0)%	$2,883	(20.3)%
Parts and services revenue	34,383	32,544	1,839	5.7%	32,534	5.7%
Total revenue	36,681	36,881	(200)	(0.5)%	35,417	3.6%
Cost of revenue	28,562	25,988	2,574	9.9%	26,254	8.8%
Depreciation of rental equipment	1,004	811	193	23.8%	1,047	(4.1)%
Total cost of revenue	29,566	26,799	2,767	10.3%	27,301	8.3%
Gross profit	$7,115	$10,082	$(2,967)	(29.4)%	$8,116	(12.3)%

	Six Months Ended June 30,
(in $000s)	2024	2023	$ Change	% Change
Rental revenue	$5,181	$8,841	$(3,660)	(41.4)%
Parts and services revenue	66,917	65,129	1,788	2.7%
Total revenue	72,098	73,970	(1,872)	(2.5)%
Cost of revenue	54,816	52,975	1,841	3.5%
Depreciation of rental equipment	2,051	1,629	422	25.9%
Total cost of revenue	56,867	54,604	2,263	4.1%
Gross profit	$15,231	$19,366	$(4,135)	(21.4)%
Total Revenue - Total revenue decreased for the three and six months ended June 30, 2024, compared to the same periods in 2023, due to the decrease in rentals of tools and accessories affected by the utility end-market softness.
Cost of Revenue - Cost of revenue increased for the three and six months ended June 30, 2024, compared to the same periods in 2023, as a result of higher costs of materials.
Gross Profit - The decrease in gross profit for the three and six months ended June 30, 2024, compared to the same periods in 2023, was primarily driven by the decrease in tools and accessories rentals with an increase in maintenance expense driving gross profit down.
Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months. As of June 30, 2024, we had $8.1 million in cash and cash equivalents compared to $10.3 million as of December 31, 2023. As of June 30, 2024 and December 31, 2023, we had $587.4 million and $552.4 million of outstanding borrowings under our ABL Facility, respectively. Availability under the senior secured credit facility was $159.5 million as of June 30, 2024, and based on our borrowing base, we have an additional $328.3 million of suppressed availability that we can potentially utilize by upsizing our existing facility.
Loan Covenants and Compliance
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit the Company and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of Company’s restricted subsidiaries to pay dividends; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Company and its restricted subsidiaries are permitted to make. Unlimited dividends under the ABL Facility may be permitted so long as, on a pro forma basis, “distribution conditions” (as defined in the ABL Credit Agreement governing the ABL Facility) are satisfied. As of June 30, 2024, the Company’s distribution conditions were satisfied and, as a result, the Company determined there were no restrictions on distributions by the ABL Credit Agreement.

The 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”) were issued pursuant to an indenture (the “Indenture”) which contains covenants that limit the Company’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Company to its restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Company’s subsidiaries as unrestricted subsidiaries. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Company and its restricted subsidiaries are permitted to make. Unlimited dividends, under the Indenture, may be made so long as after giving effect to making the dividends, the consolidated total debt ratio would be no greater than 5.00 to 1.00 on a pro forma basis. As of June 30, 2024, the Company’s consolidated total debt ratio was not greater than 5.00 to 1.00 and, as a result, the Company determined there were no restrictions on distributions by the Indenture. For further information on the ABL Facility and Indenture, see Note 9: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed on March 7, 2024.
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
The Company presents Net Leverage Ratio, which is equivalent to Consolidated Total Net Leverage Ratio in our ABL Credit Agreement and Consolidated Total Debt Ratio in the Indenture, is defined as Net Debt over Adjusted EBITDA for the previous twelve-month period (“last twelve months,” or “LTM”). Net debt is defined as total debt (calculated as current and long-term debt, excluding deferred financing fees, plus current and long-term finance lease obligations) minus cash and cash equivalents.
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
The following table provides the calculation of Adjusted EBITDA pursuant to the ABL Credit Agreement and the Indenture.

	Three Months Ended		Six Months Ended		Three Months Ended March 31, 2024
(in $000s)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss)	$(24,478)	$11,610	$(38,813)	$25,410	$(14,335)
Interest expense	27,003	23,575	52,018	45,938	25,015
Income tax expense (benefit)	3,070	1,388	1,122	2,251	(1,948)
Depreciation and amortization	57,797	55,441	113,958	107,531	56,161
EBITDA	63,392	92,014	128,285	181,130	64,893
Adjustments:
Non-cash purchase accounting impact (1)	5,260	469	8,220	7,668	2,960
Transaction and integration costs (2)	5,844	3,689	10,690	7,149	4,846
Sales-type lease adjustment (3)	1,961	3,293	4,435	6,096	2,474
Share-based payments (4)	3,599	4,322	6,329	7,469	2,730
Change in fair value of warrants (5)	—	(604)	(527)	(1,129)	(527)
Adjusted EBITDA	$80,056	$103,183	$157,432	$208,383	$77,376
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

	Three Months Ended		Six Months Ended		Three Months Ended March 31, 2024
(in $000s)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Equipment sales	$(1,554)	$(19,603)	$(4,572)	$(43,775)	$(3,018)
Cost of equipment sales	1,229	19,415	4,051	42,640	2,822
Gross profit	(325)	(188)	(521)	(1,135)	(196)
Interest income	(3,283)	(4,406)	(6,025)	(7,834)	(2,742)
Rental invoiced	5,569	7,887	10,981	15,065	5,412
Sales-type lease adjustment	$1,961	$3,293	$4,435	$6,096	$2,474
(4) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents the charge to earnings for the change in fair value of the liability for warrants.
The following table presents the calculation of Net Debt and Net Leverage Ratio:

(in $000s)	June 30, 2024	March 31, 2024
Current maturities of long-term debt	$3,779	$6,066
Long-term debt, net	1,528,433	1,492,346
Deferred financing fees	19,527	20,975
Less: cash and cash equivalents	(8,059)	(7,990)
Net Debt	$1,543,680	$1,511,397
Divided by: LTM Adjusted EBITDA (1)	375,979	399,106
Net Leverage Ratio	4.11	3.79
(1) The following tables present the calculation of LTM Adjusted EBITDA for the periods ended June 30, 2024 and March 31, 2024:

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	June 30, 2024	June 30, 2023	December 31, 2023	June 30, 2024
Net income (loss)	$(38,813)	$25,410	$50,712	$(13,511)
Interest expense	52,018	45,938	94,694	100,774
Income tax expense (benefit)	1,122	2,251	7,364	6,235
Depreciation and amortization	113,958	107,531	218,993	225,420
EBITDA	128,285	181,130	371,763	318,918
Adjustments:
Non-cash purchase accounting impact	8,220	7,668	19,742	20,294
Transaction and integration costs	10,690	7,149	14,143	17,684
Sales-type lease adjustment	4,435	6,096	10,458	8,797
Share-based payments	6,329	7,469	13,309	12,169
Change in fair value of warrants	(527)	(1,129)	(2,485)	(1,883)
Adjusted EBITDA	$157,432	$208,383	$426,930	$375,979

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	March 31, 2024	March 31, 2023	December 31, 2023	March 31, 2024
Net income (loss)	$(14,335)	$13,800	$50,712	$22,577
Interest expense	25,015	22,363	94,694	97,346
Income tax expense (benefit)	(1,948)	863	7,364	4,553
Depreciation and amortization	56,161	52,090	218,993	223,064
EBITDA	64,893	89,116	371,763	347,540
Adjustments:
Non-cash purchase accounting impact	2,960	7,199	19,742	15,503
Transaction and integration costs	4,846	3,460	14,143	15,529
Sales-type lease adjustment	2,474	2,803	10,458	10,129
Share-based payments	2,730	3,147	13,309	12,892
Change in fair value of warrants	(527)	(525)	(2,485)	(2,487)
Adjusted EBITDA	$77,376	$105,200	$426,930	$399,106

Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Six Months Ended June 30,
(in $000s)	2024	2023
Net cash flow from operating activities	$23,408	$(1,105)
Net cash flow for investing activities	(98,688)	(102,897)
Net cash flow from financing activities	72,973	131,622
Effect of exchange rate changes on cash and cash equivalents	57	249
Net change in cash and cash equivalents	$(2,250)	$27,869
As of June 30, 2024, we had cash and cash equivalents of $8.1 million, a decrease of $2.3 million from December 31, 2023. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility, and availability under our credit facilities.
Cash Flows from Operating Activities
Net cash from operating activities was $23.4 million for the six months ended June 30, 2024, as compared to net cash used in operating activities of $1.1 million in the same period of 2023. The cash provided by operating activities in the current period is the result of the increase in floorplan trade financing for inventory purchases.
Cash Flows for Investing Activities
Net cash used in investing activities was $98.7 million for the six months ended June 30, 2024, as compared to $102.9 million in the same period of 2023. The decrease in cash used in investing activities was primarily due to a decrease in purchases of rental equipment of $45.1 million, partially offset by lower proceeds from sales and disposals of rental equipment of $30.7 million and an increase in purchases for non-rental equipment and cloud computing arrangements of $4.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $73.0 million for the six months ended June 30, 2024, as compared to $131.6 million in the same period of 2023. The decrease in cash provided by financing activities was primarily due to an increase in repurchases of common stock of $18.5 million and a decrease in proceeds, net of repayments, from floor plan financing and long-term debt arrangements of $38.8 million.

Critical Accounting Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances and reevaluate our estimates and judgments as appropriate. The actual results experienced by us may differ materially and adversely from our estimates. For a complete discussion of our significant critical accounting estimates, see the “Critical Accounting Estimates” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as discussed below, there were no significant changes to our critical accounting estimates during the three months ended June 30, 2024.
Goodwill and the Evaluation of Goodwill Impairment
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired and goodwill is assigned to each of our reporting units, which are ERS, TES and APS. The following presents the amount of goodwill by reporting unit as of June 30, 2024 and December 31, 2023:

(in $000s)	June 30, 2024	December 31, 2023
ERS	$498,549	$498,808
TES	167,307	167,307
APS	39,364	37,896
Total	$705,220	$704,011

We perform our assessment of goodwill impairment utilizing either a qualitative or quantitative impairment test, and we perform our test at least annually. Our annual assessment date is October 1 and we perform impairment tests in interim periods (e.g., other than October 1) when factors are identified that could indicate goodwill of any of our reporting units may be impaired. Examples of such factors may include a significant adverse change in business climate, weakness in an industry in which our reporting units operate or recent significant cash or operating losses with expectations that those losses will continue. The qualitative and quantitative impairment tests are described further below.
Qualitative Impairment Test – The qualitative impairment test assesses company-specific, industry, market and general economic factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or we elect not to use the qualitative impairment test, a quantitative impairment test is performed.
Quantitative Impairment Test – The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount with the fair value of a reporting being unit being estimated by using a discounted cash flow model (the “income approach”) that calculates fair value as the present value of expected cash flows of the reporting unit. Additionally, a market analysis is performed that encompasses an analysis of comparable publicly-traded companies (the “market approach”).
Determining the fair value of a reporting unit requires judgment and the use of significant estimates that include assumptions about the reporting unit’s future revenue (considering expectations about rental and sales volumes and prices as well as capital spending related to the end-markets we serve), profitability and cash flows, long-term growth rates, amount and timing of estimated capital expenditures, inflation rates, risk adjusted cost of capital, operational plans, and current and future economic conditions, among other assumptions. The fair value of each reporting unit is determined using a weighted combination of the income and market approaches. We believe that the estimates and assumptions used in our impairment assessments are reasonable and based on available market information. We use a discounted cash flow methodology for the income approach. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate that reflects the best estimate of the risk adjusted cost of capital at each reporting unit.
In performing our interim impairment test for the ERS and APS reporting unit, we utilized the following estimates and assumptions:
•The risk adjusted cost of capital varies by reporting unit and was in the range of 10.0% to 10.5% and represents our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.
•Our projections were based on our assessment of macroeconomic variables, industry trends and market opportunities, as well as our strategic objectives and future growth plans. Revenue growth rates assumed ranged from approximately 5% to 7% for 2025 and from approximately 3% to 8% for 2026 and beyond.

As a result of completing our interim quantitative impairment test, we determined that the fair value of the ERS and APS reporting units exceeded their carrying values by 23% and 17%, respectively. While there is no “bright line” to determine whether or not a reporting unit’s fair value is substantially in excess of its carrying amount (“cushion”), significant adverse changes in business climate, weakness in an industry in which our reporting units operate (for example, electric utility T&D, telecom, rail and general infrastructure) or significant cash or operating losses and changes in expectations of profitability could reduce the amounts of cushion applicable to our reporting units and result in impairment of one or more of our reporting units’ goodwill.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the ABL Credit Facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of June 30, 2024, we had $1,445.5 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under floor plan financing and the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense under floor plan financing and the ABL Facility by approximately $1.8 million on an annual basis.
We, from time to time, may manage a portion of our risks from exposures to fluctuations in interest rates as part of our risk management program through the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings and cash flows caused by fluctuations in the interest rates of our variable-rate debt. We do not currently hedge our interest rate exposure.
Foreign currency exchange rate risk
During the six months ended June 30, 2024, we generated $22.6 million of revenues denominated in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.4 million on an annual basis. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2024, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
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
(c) Changes to Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We may, at any given time, be named as a defendant in certain lawsuits, investigations and claims arising in the ordinary course of business. While the outcome of these potential lawsuits, investigations and claims cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on our business, results of operations, cash flows or financial condition. In the opinion of management, there are no pending litigation, disputes or claims against the Company that, if decided adversely, would have a material adverse effect on its consolidated financial condition, cash flows or results of operations.
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
The following table contains information regarding our purchases of our common stock during the three months ended June 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $000s)
April 1, 2024 - April 30, 2024	830,930	$5.59	422,668	$21,892
May 1, 2024 - May 31, 2024	1,510,216	$4.64	1,510,216	$14,878
June 1, 2024 - June 30, 2024	1,656,552	$4.53	1,656,552	$7,378
Total	3,997,698	$4.79	3,589,436
Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
10.1+
Amendment to Employment Agreement, dated April 26, 2024, by and between Ryan McMonagle and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on May 2, 2024).

10.2+
Amendment No. 1 to the Custom Truck One Source, Inc. Amended and Restated 2019 Omnibus Incentive Plan (filed as Annex A to Custom Truck One Source, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 26, 2024, File No. 001-38186, and incorporated herein by reference).

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
+ Management contract or compensatory plan.
* Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	August 1, 2024	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	August 1, 2024	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer