Form 10-Q
period 2024-09-30
Custom Truck One Source, Inc.
filed 2024-10-30
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
The number of shares of common stock outstanding as of October 28, 2024 was 233,432,467.

Custom Truck One Source, Inc. and Subsidiaries
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	6
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2024 and 2023	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
	SIGNATURES	37

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s, except per share data)	2024	2023	2024	2023
Revenue
Rental revenue	$108,324	$118,209	$317,492	$358,666
Equipment sales	305,476	283,079	863,711	886,486
Parts sales and services	33,420	33,065	100,337	98,194
Total revenue	447,220	434,353	1,281,540	1,343,346
Cost of Revenue
Cost of rental revenue	29,439	29,874	88,559	91,754
Depreciation of rental equipment	45,956	42,469	134,285	126,415
Cost of equipment sales	251,987	228,912	704,105	720,303
Cost of parts sales and services	28,009	25,942	82,786	77,438
Total cost of revenue	355,391	327,197	1,009,735	1,015,910
Gross Profit	91,829	107,156	271,805	327,436
Operating Expenses
Selling, general and administrative expenses	54,630	56,955	168,322	171,974
Amortization	6,696	6,698	19,966	19,976
Non-rental depreciation	3,472	2,602	9,752	7,973
Transaction expenses and other	3,994	2,890	14,684	10,039
Total operating expenses	68,792	69,145	212,724	209,962
Operating Income	23,037	38,011	59,081	117,474
Other Expense
Interest expense, net	43,875	34,144	124,191	94,945
Financing and other expense (income)	(2,818)	(5,745)	(9,399)	(14,744)
Total other expense	41,057	28,399	114,792	80,201
Income (Loss) Before Income Taxes	(18,020)	9,612	(55,711)	37,273
Income Tax Expense (Benefit)	(604)	432	518	2,683
Net Income (Loss)	$(17,416)	$9,180	$(56,229)	$34,590

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$1,310	$(2,823)	$(2,159)	$(259)
Other Comprehensive Income (Loss)	1,310	(2,823)	(2,159)	(259)
Comprehensive Income (Loss)	$(16,106)	$6,357	$(58,388)	$34,331

Net Income (Loss) Per Share:
Basic	$(0.07)	$0.04	$(0.24)	$0.14
Diluted	$(0.07)	$0.04	$(0.24)	$0.14
Weighted-Average Common Shares Outstanding:
Basic	234,438	245,810	238,162	245,987
Diluted	234,438	246,594	238,162	246,809
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$8,438	$10,309
Accounts receivable, net	176,037	215,089
Financing receivables, net	11,992	30,845
Inventory	1,200,925	985,794
Prepaid expenses and other	13,573	23,862
Total current assets	1,410,965	1,265,899
Property and equipment, net	161,023	142,115
Rental equipment, net	975,129	916,704
Goodwill	705,282	704,011
Intangible assets, net	259,497	277,212
Operating lease assets	50,126	38,426
Other assets	17,918	23,430
Total Assets	$3,579,940	$3,367,797
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$88,744	$117,653
Accrued expenses	58,405	73,847
Deferred revenue and customer deposits	20,059	28,758
Floor plan payables - trade	428,756	253,197
Floor plan payables - non-trade	493,786	409,113
Operating lease liabilities - current	7,225	6,564
Current maturities of long-term debt	1,458	8,257
Total current liabilities	1,098,433	897,389
Long-term debt, net	1,567,103	1,487,136
Operating lease liabilities - noncurrent	44,258	32,714
Deferred income taxes	32,637	33,355
Total long-term liabilities	1,643,998	1,553,205
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized; 251,411,684 and 249,903,120 shares issued; and 233,432,467 and 241,011,332 shares outstanding, at September 30, 2024 and December 31, 2023, respectively	25	25
Treasury stock, at cost — 17,979,217 and 8,891,788 shares at September 30, 2024 and December 31, 2023, respectively	(87,580)	(56,524)
Additional paid-in capital	1,547,303	1,537,553
Accumulated other comprehensive loss	(8,137)	(5,978)
Accumulated deficit	(614,102)	(557,873)
Total stockholders' equity	837,509	917,203
Total Liabilities and Stockholders' Equity	$3,579,940	$3,367,797
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in $000s)	2024	2023
Operating Activities
Net income (loss)	$(56,229)	$34,590
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	173,271	162,084
Amortization of debt issuance costs	4,627	4,221
Provision for losses on accounts receivable	9,541	4,522
Share-based compensation	8,748	10,312
Gain on sales and disposals of rental equipment	(34,702)	(48,392)
Change in fair value of derivative and warrants	(527)	(2,409)
Deferred tax expense (benefit)	(718)	1,959
Changes in assets and liabilities:
Accounts and financing receivables	12,980	21,978
Inventories	(213,468)	(290,302)
Prepaids, operating leases and other	11,390	6,143
Accounts payable	(27,219)	42,707
Accrued expenses and other liabilities	(14,628)	3,620
Floor plan payables - trade, net	175,559	58,295
Customer deposits and deferred revenue	(8,691)	(12,034)
Net cash flow from operating activities	39,934	(2,706)
Investing Activities
Acquisition of business, net of cash acquired	(6,015)	—
Purchases of rental equipment	(278,507)	(289,984)
Proceeds from sales and disposals of rental equipment	155,788	177,623
Purchase of non-rental property and cloud computing arrangements	(36,149)	(33,251)
Net cash flow for investing activities	(164,883)	(145,612)
Financing Activities
Proceeds from debt	4,200	13,537
Share-based payments	(1,451)	387
Borrowings under revolving credit facilities	168,069	111,057
Repayments under revolving credit facilities	(92,569)	(56,377)
Repayments of notes payable	(7,946)	(6,674)
Finance lease payments	—	(2,682)
Repurchase of common stock	(28,984)	(19,936)
Acquisition of inventory through floor plan payables - non-trade	490,195	571,062
Repayment of floor plan payables - non-trade	(405,522)	(467,707)
Payment of debt issuance costs	(3,213)	(110)
Net cash flow from financing activities	122,779	142,557
Effect of exchange rate changes on cash and cash equivalents	299	194
Net Change in Cash and Cash Equivalents	(1,871)	(5,567)
Cash and Cash Equivalents at Beginning of Period	10,309	14,360
Cash and Cash Equivalents at End of Period	$8,438	$8,793

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Nine Months Ended September 30,
(in $000s)	2024	2023
Supplemental Cash Flow Information
Interest paid	$105,202	$51,142
Income taxes paid	4,140	1,897
Non-Cash Investing and Financing Activities
Rental equipment and property and equipment purchases in accounts payable	439	596
Rental equipment sales in accounts receivable	111	1,573
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2023	249,903,120	(8,891,788)	$25	$(56,524)	$1,537,553	$(5,978)	$(557,873)	$917,203
Net income (loss)	—	—	—	—	—	—	(14,335)	(14,335)
Other comprehensive income (loss)	—	—	—	—	—	(2,530)	—	(2,530)
Common stock repurchases	—	(1,040,585)	—	(6,381)	—	—	—	(6,381)
Share-based payments	171,990	(9,885)	—	(53)	2,774	—	—	2,721
Balance, March 31, 2024	250,075,110	(9,942,258)	25	(62,958)	1,540,327	(8,508)	(572,208)	896,678
Net income (loss)	—	—	—	—	—	—	(24,478)	(24,478)
Other comprehensive income (loss)	—	—	—	—	—	(939)	—	(939)
Common stock repurchases	—	(3,589,436)	—	(16,736)	—	—	—	(16,736)
Share-based payments	1,336,574	(408,262)	—	(2,400)	4,557	—	—	2,157
Balance, June 30, 2024	251,411,684	(13,939,956)	25	(82,094)	1,544,884	(9,447)	(596,686)	856,682
Net income (loss)	—	—	—	—	—	—	(17,416)	(17,416)
Other comprehensive income (loss)	—	—	—	—	—	1,310	—	1,310
Common stock repurchases	—	(1,260,827)	—	(5,486)	—	—	—	(5,486)
Earnout share forfeitures	—	(2,778,434)	—	—	—	—	—	—
Share-based payments	—	—	—	—	2,419	—	—	2,419
Balance, September 30, 2024	251,411,684	(17,979,217)	$25	$(87,580)	$1,547,303	$(8,137)	$(614,102)	$837,509

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,521,487	$(8,947)	$(608,585)	$888,443
Net income (loss)	—	—	—	—	—	—	13,800	13,800
Other comprehensive income (loss)	—	—	—	—	—	342	—	342
Common stock repurchases	—	(174,744)	—	(1,122)	—	—	—	(1,122)
Share-based payments	130,484	(11,582)	—	(77)	3,451	—	—	3,374
Balance, March 31, 2023	248,441,588	(2,427,395)	25	(16,736)	1,524,938	(8,605)	(594,785)	904,837
Net income (loss)	—	—	—	—	—	—	11,610	11,610
Other comprehensive income (loss)	—	—	—	—	—	2,222	—	2,222
Common stock repurchases	—	(505,142)	—	(3,205)	—	—	—	(3,205)
Share-based payments	919,763	(221,233)	—	(1,497)	5,505	—	—	4,008
Balance, June 30, 2023	249,361,351	(3,153,770)	25	(21,438)	1,530,443	(6,383)	(583,175)	919,472
Net income (loss)	—	—	—	—	—	—	9,180	9,180
Other comprehensive income (loss)	—	—	—	—	—	(2,823)	—	(2,823)
Common stock repurchases	—	(2,466,609)	—	(15,754)	—	—	—	(15,754)
Share-based payments	176,963	(10,264)	—	(64)	3,380	—	—	3,316
Balance, September 30, 2023	249,538,314	(5,630,643)	$25	$(37,256)	$1,533,823	$(9,206)	$(573,995)	$913,391

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
Note 2: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2024	2023	2024	2023
United States	$435,919	$424,513	$1,247,682	$1,305,292
Canada	11,301	9,840	33,858	38,054
Total Revenue	$447,220	$434,353	$1,281,540	$1,343,346
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three and nine months ended September 30, 2024 and 2023 are presented in the table below.

	Three Months Ended September 30,			Three Months Ended September 30,
	2024			2023
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$103,703	$—	$103,703	$112,373	$—	$112,373
Shipping and handling	—	4,621	4,621	—	5,836	5,836
Total rental revenue	103,703	4,621	108,324	112,373	5,836	118,209
Sales and services:
Equipment sales	3,701	301,775	305,476	12,760	270,319	283,079
Parts and services	2,300	31,120	33,420	4,216	28,849	33,065
Total sales and services	6,001	332,895	338,896	16,976	299,168	316,144
Total revenue	$109,704	$337,516	$447,220	$129,349	$305,004	$434,353

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024			2023
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$303,418	$—	$303,418	$339,896	$—	$339,896
Shipping and handling	—	14,074	14,074	—	18,770	18,770
Total rental revenue	303,418	14,074	317,492	339,896	18,770	358,666
Sales and services:
Equipment sales	8,273	855,438	863,711	56,535	829,951	886,486
Parts and services	8,170	92,167	100,337	15,969	82,225	98,194
Total sales and services	16,443	947,605	964,048	72,504	912,176	984,680
Total revenue	$319,861	$961,679	$1,281,540	$412,400	$930,946	$1,343,346

Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
As of September 30, 2024 and December 31, 2023, the Company had net receivables related to contracts with customers of $81.5 million and $112.1 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had net receivables related to rental contracts and other of $94.3 million and $103.0 million, respectively.
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
Accounts receivable, net consisted of the following:

(in $000s)	September 30, 2024	December 31, 2023
Accounts receivable	$194,022	$232,592
Less: allowance for doubtful accounts	(17,985)	(17,503)
Accounts receivable, net	$176,037	$215,089
For the nine months ended September 30, 2024 and 2023, the Company wrote-off $8.4 million and $9.6 million, respectively, of receivables, net of recoveries.

When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of both September 30, 2024 and December 31, 2023, the Company had approximately $2.8 million of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $17.3 million and $25.9 million in deposits as of September 30, 2024 and December 31, 2023, respectively. All of the $25.9 million deposit liability balance as of December 31, 2023, was recorded as revenue during the nine months ended September 30, 2024 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
The Company does not have material contract assets, and as such, did not recognize any material impairments of any contract assets.
Note 3: Sales-Type Leases
Revenue from rental agreements qualifying as sales-type leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2024	2023	2024	2023
Equipment sales	$3,701	$12,760	$8,273	$56,535
Cost of equipment sales	4,111	11,714	8,162	54,354
Gross margin	$(410)	$1,046	$111	$2,181
As these transactions remained under rental contracts, $3.7 million and $7.1 million for the three months ended September 30, 2024 and 2023, respectively, and $14.6 million and $22.2 million for the nine months ended September 30, 2024 and 2023, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $2.8 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively, and $8.8 million and $12.3 million for the nine months ended September 30, 2024 and 2023, respectively.
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

(in $000s)	September 30, 2024	December 31, 2023
Whole goods	$1,068,328	$846,170
Aftermarket parts and services inventory	132,597	139,624
Inventory	$1,200,925	$985,794
Note 5: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility (as defined below). As of September 30, 2024, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows:

(in $000s)	September 30, 2024	December 31, 2023
Trade:
Daimler Truck Financial	$237,938	$181,480
PACCAR Financial Services	148,859	71,717
Ford Motor Credit Company, LLC	41,959	—
Trade floor plan payables	$428,756	$253,197
Non-trade:
PNC Equipment Finance, LLC	$493,786	$409,113
Non-trade floor plan payables	$493,786	$409,113

Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $16.7 million and $45.0 million for the three and nine months ended September 30, 2024, respectively, and $10.1 million and $25.0 million for the same periods in 2023.
Trade Floor Plan Financing:
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”), which bears interest at a rate of U.S. Prime Rate plus 0.80% after an initial interest free period of up to 150 days. The total borrowing capacity under the Daimler Facility is $225.0 million, however, from time to time, Daimler extends credit to the Company in excess of this amount. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $150.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of U.S. Prime Rate minus 0.71%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice. In October 2024, the revolving credit facility limit was increased to $175.0 million.
Ford Motor Credit Company, LLC
On April 2, 2024, the Company entered into the Master Loan and Security Agreement with Ford Motor Credit Company, LLC (the “FMCC Facility”), which allows the Company to enter into individual loan supplements which bear interest based on the bank prime loan rate as reported by the Federal Reserve Board for the Friday preceding the last Monday of a given month. The total borrowing capacity under the FMCC Facility as of September 30, 2024 was $42.0 million. The FMCC agreement is evergreen and is subject to termination by either party through written notice.
References to the U.S. Prime Rate in the foregoing agreements represent the rate as published in The Wall Street Journal.
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement, as of September 30, 2024, provides the Company with a $500.0 million revolving credit facility, which matures on August 25, 2025 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.00%.
Note 6: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	September 30, 2024	December 31, 2023
Rental equipment	$1,491,918	$1,405,532
Less: accumulated depreciation	(516,789)	(488,828)
Rental equipment, net	$975,129	$916,704
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
During the quarter ended June 30, 2024, we identified factors indicating goodwill may be impaired related to two of our reporting units, ERS and APS. These factors were decreased utilization levels driven by continuing transmission project declines and delays. To derive the fair value of each reporting unit, we utilized the income approach, specifically the discounted cash flow method, as well as the market approach, which included analysis of comparable publicly-traded companies, to determine the fair value of the reporting units. The income method approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The market approach analyzed how the market values of comparable publicly-traded companies’ operating metrics, such as sales and earnings, compare to each of the respective metrics of the reporting units. These methodologies are consistent with how we estimate the fair value of reporting units during the annual goodwill impairment test. Inputs used to calculate fair value of our reporting units are considered “Level 3” inputs of the fair value hierarchy and include the following:
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
As a result of our fair value calculations, we determined that the fair value of the reporting units exceeded their carrying values. Accordingly, goodwill related to the reporting units was not considered impaired. During the quarter ended September 30, 2024, we continued to evaluate whether factors indicate goodwill of any of our reporting units may be impaired, and we concluded another interim test was not necessary as we did not identify any triggering factors that could indicate goodwill impairment.
Note 8: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
ABL Facility	$627,900	$552,400	7.0%	7.7%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	17,733	13,800	5.8%	5.8%
Other notes payable	23,920	31,599	3.1%-3.5%	3.1%-7.9%
Total debt outstanding	1,589,553	1,517,799
Deferred financing fees	(20,992)	(22,406)
Total debt net of deferred financing fees	1,568,561	1,495,393
Less: current maturities	(1,458)	(8,257)
Long-term debt	$1,567,103	$1,487,136
As of September 30, 2024, borrowing availability under the ABL Facility was $319.0 million, and outstanding standby letters of credit were $3.1 million.
ABL Facility
On August 9, 2024, the Company and certain of its direct and indirect subsidiaries entered into an amendment to its asset-based revolving credit agreement (the “ABL Amendment,” and the credit agreement as amended, supplemented or modified, including by the ABL Amendment, the “ABL Credit Agreement”), to increase the borrowing capacity under its first lien senior secured asset-based revolving credit facility (the “ABL Facility”) from $750.0 million to $950.0 million, and extend the maturity date of the agreement from April 1, 2026 to August 9, 2029, or, if earlier, the date that is 91 days prior to the maturity date of the Company’s existing senior notes or any debt that refinances such existing notes. Additionally, the ABL Amendment changes the rate provisions for Canadian dollar denominated loans from the Canadian dollar offered rate to the term Canadian Overnight Repo Rate Average (the “CORRA” rate), and adds a leverage based step-down to the pricing grid otherwise based on Average Availability (as defined in the ABL Credit Agreement).
Borrowings under the ABL Facility bear interest at a floating rate, which, at the Company’s election, could be (a) in the case of U.S. dollar denominated loans, either (i) SOFR plus an applicable margin or (ii) the base rate plus an applicable margin; or (b) in the case of Canadian dollar denominated loans, the CORRA rate plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (a) with respect to base rate loans, 0.50% to 1.00% and (b) with respect to SOFR loans and CORRA rate loans, 1.50% to 2.00%.

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
Note 9: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the effects of potentially dilutive shares of common stock, if dilutive. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, or share-based compensation. Our potentially dilutive shares aggregated 9.8 million and 24.8 million for the three and nine months ended September 30, 2024, respectively, and 29.1 million and 29.0 million for the same periods in 2023, and were not included in the computation of diluted earnings (loss) per share because the impact would have been anti-dilutive.
The following tables set forth the computation of basic and dilutive earnings per share:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(in $000s, except per share data)	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(17,416)	234,438	$(0.07)	$9,180	245,810	$0.04
Dilutive common share equivalents	—	—	—	—	784	—
Diluted earnings (loss) per share	$(17,416)	234,438	$(0.07)	$9,180	246,594	$0.04

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(in $000s, except per share data)	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(56,229)	238,162	$(0.24)	$34,590	245,987	$0.14
Dilutive common share equivalents	—	—	—	—	822	—
Diluted earnings (loss) per share	$(56,229)	238,162	$(0.24)	$34,590	246,809	$0.14
Note 10: Equity
Preferred Stock
As of both September 30, 2024 and December 31, 2023, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of both September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Common Stock
As of both September 30, 2024 and December 31, 2023, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.

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
During the three and nine months ended September 30, 2024, the Company repurchased approximately 1.3 million and 5.9 million shares of its common stock, respectively, which are held in treasury, for a total cost of $5.5 million and $28.6 million, including commission fees. During the three and nine months ended September 30, 2023, the Company repurchased approximately 2.5 million and 3.1 million shares of common stock, respectively, for a total cost of $15.8 million and $20.1 million. At September 30, 2024, $1.9 million was available under the stock repurchase program.
Contingently Issuable and Earnout Shares
Contingently Issuable Shares
NESCO Holdings, LP is a Delaware limited partnership holding shares of our common stock. NESCO Holdings, LP is owned and controlled by Energy Capital Partners, and, as of September 30, 2024, had the right to receive 1,651,798 shares of common stock if during the seven-year period ending July 31, 2026, the trading price of common stock exceeds $19.00 per share for any 20 trading days during a 30 consecutive trading day period or if a sale transaction of the Company occurs in which the consideration paid per share to holders of common stock exceeds $19.00 per share.
Earnout Shares
Pursuant to the Stockholders’ Agreement dated July 31, 2019 (as amended and restated from time to time, the “Stockholders’ Agreement”), certain stockholders agreed to restrictions on approximately 3,100,000 of their shares of the Company’s Common Stock (the “Earnout Shares”). The Earnout Shares shall be automatically forfeited by the holders thereof to the Company for no consideration with respect to (i) 2.8 million shares unless the trading price of the Common Stock equals or exceeds certain price targets by July 31 2024 (the “Minimum and Second Target Earnout Shares”) and (ii) 0.3 million shares unless the trading price of the Common Stock equals or exceeds $19.00 per share for any period of 20 trading days out of 30 consecutive trading days to and including July 31, 2026 (the “Maximum Target Earnout Shares”). On July 31, 2024, the price targets for the Minimum and Second Target Earnout Shares were not met, and such shares were forfeited by the respective holders pursuant to the Stockholders’ Agreement.
Note 11: Fair Value Measurements
The FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
September 30, 2024
ABL Facility	$627,900	$—	$627,900	$—
2029 Secured Notes	920,000	—	841,800	—
2023 Credit Facility	17,733	—	17,733	—
Other notes payable	23,920	—	23,920	—

December 31, 2023
ABL Facility	$552,400	$—	$552,400	$—
2029 Secured Notes	920,000	—	846,400	—
2023 Credit Facility	13,800	—	13,800	—
Other notes payable	31,599	—	31,599	—

The carrying amounts of the ABL Facility, 2023 Credit Facility and other notes payable approximated fair value as of September 30, 2024 and December 31, 2023 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers.
Note 12: Income Taxes
For interim periods, we estimate our annual effective tax rate, exclusive of discrete items, which is derived primarily by our estimate of our valuation allowance as of the end of our fiscal year. The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 differs from the U.S. federal statutory tax rate due to the recording of valuation allowances. We recorded an income tax expense of $0.5 million for the nine months ended September 30, 2024 resulting in an effective tax rate of (0.9)% compared to an income tax expense of $2.7 million for the comparable prior year period, at an effective tax rate of 7.2%. The decrease in the effective tax rate for the nine months ended September 30, 2024 compared to same period in 2023, was primarily due to state and local income tax updates enacted during the current period.
The Organization for Economic Cooperation and Development (“OECD”) has issued “Pillar Two” model rules introducing a new global minimum tax of 15% effective on January 1, 2024. While the US has not adopted the Pillar Two rules, effective June 20, 2024, Canada has enacted legislation formally adopting Pillar Two. As currently designed, Pillar Two will ultimately apply to our worldwide operations. Considering we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax liability. We will continue to monitor US and global legislative activities related to Pillar Two.
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
Legal Matters
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. At this time, no claims of these types, certain of which are covered by insurance policies, have had a material effect on the Company. Certain jurisdictions in which the Company operates do not allow insurance recoveries related to punitive damages. For matters pertaining to the pre-acquisition activities of Custom Truck One Source, L.P. (“Custom Truck LP”), the sellers of Custom Truck LP have agreed to indemnify the Company for losses arising out of the breach of pre-closing covenants in the purchase agreement and certain indemnified tax matters discussed below, with recourse limited to $10.0 million and $5.0 million escrow accounts, respectively.
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
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2024	2023	2024	2023
Total revenues from transactions with related parties	$6,341	$4,728	$17,945	$23,231
Expenses incurred from transactions with related parties included in cost of revenue	$287	$239	$1,039	$1,091
Expenses incurred from transactions with related parties included in operating expenses	$693	$1,391	$2,093	$4,154
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	September 30, 2024	December 31, 2023
Accounts receivable from related parties	$1,499	$695
Accounts payable to related parties	$115	$140
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

The Company’s segment results are presented in the tables below:

	Three Months Ended September 30,
	2024
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$105,317	$—	$3,007	$108,324
Equipment sales	45,574	259,902	—	305,476
Parts and services	—	—	33,420	33,420
Total revenue	150,891	259,902	36,427	447,220
Cost of revenue:
Rentals/parts and services	29,415	—	28,033	57,448
Equipment sales	33,975	218,012	—	251,987
Depreciation of rental equipment	44,964	—	992	45,956
Total cost of revenue	108,354	218,012	29,025	355,391
Gross profit	$42,537	$41,890	$7,402	$91,829

	Three Months Ended September 30,
	2023
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$114,929	$—	$3,280	118,209
Equipment sales	52,175	230,904	—	283,079
Parts and services	—	—	33,065	33,065
Total revenue	167,104	230,904	36,345	434,353
Cost of revenue:
Rentals/parts and services	29,613	—	26,203	55,816
Equipment sales	37,828	191,084	—	228,912
Depreciation of rental equipment	41,652	—	817	42,469
Total cost of revenue	109,093	191,084	27,020	327,197
Gross profit	$58,011	$39,820	$9,325	$107,156

	Nine Months Ended September 30,
	2024
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$309,304	$—	$8,188	$317,492
Equipment sales	116,026	747,685	—	863,711
Parts and services	—	—	100,337	100,337
Total revenue	425,330	747,685	108,525	1,281,540
Cost of revenue:
Rentals/parts and services	88,496	—	82,849	171,345
Equipment sales	83,865	620,240	—	704,105
Depreciation of rental equipment	131,242	—	3,043	134,285
Total cost of revenue	303,603	620,240	85,892	1,009,735
Gross profit	$121,727	$127,445	$22,633	$271,805

	Nine Months Ended September 30,
	2023
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$346,545	$—	$12,121	$358,666
Equipment sales	195,005	691,481	—	886,486
Parts and services	—	—	98,194	98,194
Total revenue	541,550	691,481	110,315	1,343,346
Cost of revenue:
Rentals/parts and services	90,014	—	79,178	169,192
Equipment sales	148,711	571,592	—	720,303
Depreciation of rental equipment	123,969	—	2,446	126,415
Total cost of revenue	362,694	571,592	81,624	1,015,910
Gross profit	$178,856	$119,889	$28,691	$327,436

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
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2024	2023	2024	2023
Gross profit	$91,829	$107,156	$271,805	$327,436
Selling, general and administrative expenses	54,630	56,955	168,322	171,974
Amortization	6,696	6,698	19,966	19,976
Non-rental depreciation	3,472	2,602	9,752	7,973
Transaction expenses and other	3,994	2,890	14,684	10,039
Interest expense, net	43,875	34,144	124,191	94,945
Financing and other expense (income)	(2,818)	(5,745)	(9,399)	(14,744)
Income (loss) before income taxes	$(18,020)	$9,612	$(55,711)	$37,273
The following table presents total assets by country:

(in $000s)	September 30, 2024	December 31, 2023
Assets:
United States	$3,457,031	$3,243,619
Canada	122,909	124,178
Total Assets	$3,579,940	$3,367,797

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
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of September 30, 2024, this equipment (the “rental fleet”) is comprised of approximately 10,200 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet of the foregoing products.
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
Results of Operations
Three and nine months ended September 30, 2024, compared to the same periods in 2023
Consolidated Results of Operations

	Three Months Ended
(in $000s)	September 30, 2024	% of revenue	September 30, 2023	% of revenue	$ Change	% change	June 30, 2024	% of revenue
Rental revenue	$108,324	24.2%	$118,209	27.2%	$(9,885)	(8.4)%	$102,997	24.3%
Equipment sales	305,476	68.3%	283,079	65.2%	22,397	7.9%	285,633	67.5%
Parts sales and services	33,420	7.5%	33,065	7.6%	355	1.1%	34,383	8.1%
Total revenue	447,220	100.0%	434,353	100.0%	12,867	3.0%	423,013	100.0%
Cost of revenue, excluding rental equipment depreciation	309,435	69.2%	284,728	65.6%	24,707	8.7%	289,161	68.4%
Depreciation of rental equipment	45,956	10.3%	42,469	9.8%	3,487	8.2%	44,585	10.5%
Gross profit	91,829	20.5%	107,156	24.7%	(15,327)	(14.3)%	89,267	21.1%
Operating expenses	68,792		69,145		(353)	(0.5)%	71,593
Operating income	23,037		38,011		(14,974)	(39.4)%	17,674
Total other expense	41,057		28,399		12,658	44.6%	39,082
Income (loss) before income taxes	(18,020)		9,612		(27,632)	(287.5)%	(21,408)
Income tax expense (benefit)	(604)		432		(1,036)	(239.8)%	3,070
Net income (loss)	$(17,416)		$9,180		$(26,596)	(289.7)%	$(24,478)

	Nine Months Ended September 30,
(in $000s)	2024	% of revenue	2023	% of revenue	$ Change	% of change
Rental revenue	$317,492	24.8%	$358,666	26.7%	$(41,174)	(11.5)%
Equipment sales	863,711	67.4%	886,486	66.0%	(22,775)	(2.6)%
Parts sales and services	100,337	7.8%	98,194	7.3%	2,143	2.2%
Total revenue	1,281,540	100.0%	1,343,346	100.0%	(61,806)	(4.6)%
Cost of revenue, excluding rental equipment depreciation	875,450	68.3%	889,495	66.2%	(14,045)	(1.6)%
Depreciation of rental equipment	134,285	10.5%	126,415	9.4%	7,870	6.2%
Gross profit	271,805	21.2%	327,436	24.4%	(55,631)	(17.0)%
Operating expenses	212,724		209,962		2,762	1.3%
Operating income	59,081		117,474		(58,393)	(49.7)%
Total other expense	114,792		80,201		34,591	43.1%
Income (loss) before income taxes	(55,711)		37,273		(92,984)	(249.5)%
Income tax expense	518		2,683		(2,165)	(80.7)%
Net income (loss)	$(56,229)		$34,590		$(90,819)	(262.6)%

Total Revenue - The increase in total revenue for the three months ended September 30, 2024, compared to the same period in 2023 is a result of higher volumes of new equipment sales due to the robust demand for our products in the forestry and utility end-markets, partially offset by decreased rental revenue due to lower utilization and a decline in average OEC on rent.
The decrease in total revenue for the nine months ended September 30, 2024, compared to the same period in 2023 was the result of lower rental revenue as described above, as well as lower volume of used equipment sales. The Company continues to be impacted by factors affecting its customers, including their supply chain constraints, environmental, regulatory and customer financing factors that have impacted the timing of transmission job starts. These delays contributed to both lower rental revenue and rental asset sales during the year.
Cost of Revenue, Excluding Rental Equipment Depreciation - The increase in cost of revenue, excluding rental equipment depreciation for the three months ended September 30, 2024, compared to the same period in 2023, was driven primarily by the increase in equipment sales volume during the quarter.
The decrease in cost of revenue, excluding rental equipment depreciation for the nine months ended September 30, 2024, compared to the same period in 2023, was driven primarily by the decrease in equipment sales volume during the nine months ended September 30, 2024.
Depreciation of Rental Equipment - Depreciation of our rental equipment increased in the three and nine months ended September 30, 2024, compared to the same periods in 2023, as a result of higher rental equipment levels.
Operating Expenses - Operating expenses remained flat for the three months ended September 30, 2024, compared to the same period in 2023. Operating expenses increased in the nine months ended September 30, 2024, compared to the same period in 2023, primarily as a result of an increase in general and administrative expenses due to increased headcount and wages, increased insurance due to higher inventory levels and rental assets, and additional expense associated with various information technology projects.
Total Other Expense - Other expense increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to the increase in interest expense from variable rate debt and floor plan financing liabilities.
Income Tax Expense (Benefit) - Income tax expense (benefit) for the three and nine months ended September 30, 2024 was $(0.6) million and $0.5 million, respectively, resulting in an effective tax rate of 3.4% and (0.9)%. Income tax expense for the three and nine months ended September 30, 2023 was $0.4 million and $2.7 million, respectively, at an effective tax rate of 4.5% and 7.2%. The changes in the effective tax rates were primarily due to state and local income tax updates enacted during the current periods.
Net Income (loss) - The change in net income to a net loss for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was primarily the result of decreased gross profit and higher interest expense on variable-rate debt and variable-rate floor plan liabilities.
Operating Metrics
We principally evaluate operational performance based on the following metrics: ending OEC, average OEC on rent, fleet utilization, and OEC on rent yield. We also report sales order backlog related to our customers’ orders for new vocational heavy duty trucks as an indicator of the demand environment for our products. The table below presents these key measures.

	Three Months Ended
(in $000s)	September 30, 2024	September 30, 2023	Change	% Change	June 30, 2024	% Change
Ending OEC	$1,493,799	$1,465,989	$27,810	1.9%	$1,457,955	2.5%
Average OEC on rent	$1,082,679	$1,155,598	$(72,919)	(6.3)%	$1,044,683	3.6%
Fleet utilization	73.2%	78.9%	(5.7)%	(7.2)%	71.7%	2.1%
OEC on rent yield	38.4%	40.8%	(2.4)%	(5.9)%	40.0%	(4.0)%
Sales order backlog	$395,603	$779,295	$(383,692)	(49.2)%	$478,244	(17.3)%

	Nine Months Ended September 30,
(in $000s)	2024	2023	Change	% Change
Ending OEC	$1,493,799	$1,465,989	$27,810	1.9%
Average OEC on rent	$1,064,188	$1,191,293	$(127,105)	(10.7)%
Fleet utilization	72.7%	81.3%	(8.6)%	(10.6)%
OEC on rent yield	39.2%	39.8%	(0.6)%	(1.5)%
Sales order backlog	$395,603	$779,295	$(383,692)	(49.2)%

Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended
(in $000s)	September 30, 2024	September 30, 2023	$ Change	% Change	June 30, 2024	% Change
Rental revenue	$105,317	$114,929	$(9,612)	(8.4)%	$100,699	4.6%
Equipment sales	45,574	52,175	(6,601)	(12.7)%	37,712	20.8%
Total revenue	150,891	167,104	(16,213)	(9.7)%	138,411	9.0%
Cost of rental revenue	29,415	29,613	(198)	(0.7)%	29,281	0.5%
Cost of equipment sales	33,975	37,828	(3,853)	(10.2)%	25,792	31.7%
Depreciation of rental equipment	44,964	41,652	3,312	8.0%	43,581	3.2%
Total cost of revenue	108,354	109,093	(739)	(0.7)%	98,654	9.8%
Gross profit	$42,537	$58,011	$(15,474)	(26.7)%	$39,757	7.0%

	Nine Months Ended September 30,
(in $000s)	2024	2023	$ Change	% Change
Rental revenue	$309,304	$346,545	$(37,241)	(10.7)%
Equipment sales	116,026	195,005	(78,979)	(40.5)%
Total revenue	425,330	541,550	(116,220)	(21.5)%
Cost of rental revenue	88,496	90,014	(1,518)	(1.7)%
Cost of equipment sales	83,865	148,711	(64,846)	(43.6)%
Depreciation of rental equipment	131,242	123,969	7,273	5.9%
Total cost of revenue	303,603	362,694	(59,091)	(16.3)%
Gross profit	$121,727	$178,856	$(57,129)	(31.9)%
Total Revenue - The decrease in total revenue for the ERS segment for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was driven by a decrease in equipment sales due to fewer rental asset sales of used equipment, as well as a decrease in rental revenue as a result of a reduction in fleet utilization of 5.7% and 8.6% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Fleet utilization decreased due to a decline in demand in the utility market as a result of supply chain constraints, environmental, regulatory, and customer financing factors affecting the timing of transmission and distribution job starts. For the three and nine months ended September 30, 2024, average OEC on rent decreased 6.3% and 10.7%, respectively, compared to the same periods in 2023, primarily as a result of the lower utilization in the quarter.
Cost of Revenue - The decrease in total cost of revenue for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was largely due to the decrease in rental equipment sales volume.
Depreciation - Depreciation of our rental equipment increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, as a result of higher rental equipment levels.
Gross Profit - The decrease in gross profit for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was due to the decrease in rental revenues and equipment sales for the period.

Truck and Equipment Sales (TES) Segment

	Three Months Ended
(in $000s)	September 30, 2024	September 30, 2023	$ Change	% Change	June 30, 2024	% Change
Equipment sales	$259,902	$230,904	$28,998	12.6%	$247,921	4.8%
Cost of equipment sales	218,012	191,084	26,928	14.1%	205,526	6.1%
Gross profit	$41,890	$39,820	$2,070	5.2%	$42,395	(1.2)%

	Nine Months Ended September 30,
(in $000s)	2024	2023	$ Change	% Change
Equipment sales	$747,685	$691,481	$56,204	8.1%
Cost of equipment sales	620,240	571,592	48,648	8.5%
Gross profit	$127,445	$119,889	$7,556	6.3%
Equipment Sales - Equipment sales increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023. The growth in sales was primarily a result of exiting 2023 with healthy inventory levels (due to the improved supply chain), as well as continued robust demand for our products in the forestry and utility end-markets.
Cost of Equipment Sales - Cost of equipment sales increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, due to the increase in equipment sales volume.
Gross Profit - The increase in gross profit for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was due to higher volume of equipment sales.

Aftermarket Parts and Services (APS) Segment

	Three Months Ended
(in $000s)	September 30, 2024	September 30, 2023	$ Change	% Change	June 30, 2024	% Change
Rental revenue	$3,007	$3,280	$(273)	(8.3)%	$2,298	30.9%
Parts and services revenue	33,420	33,065	355	1.1%	34,383	(2.8)%
Total revenue	36,427	36,345	82	0.2%	36,681	(0.7)%
Cost of revenue	28,033	26,203	1,830	7.0%	28,562	(1.9)%
Depreciation of rental equipment	992	817	175	21.4%	1,004	(1.2)%
Total cost of revenue	29,025	27,020	2,005	7.4%	29,566	(1.8)%
Gross profit	$7,402	$9,325	$(1,923)	(20.6)%	$7,115	4.0%

	Nine Months Ended September 30,
(in $000s)	2024	2023	$ Change	% Change
Rental revenue	$8,188	$12,121	$(3,933)	(32.4)%
Parts and services revenue	100,337	98,194	2,143	2.2%
Total revenue	108,525	110,315	(1,790)	(1.6)%
Cost of revenue	82,849	79,178	3,671	4.6%
Depreciation of rental equipment	3,043	2,446	597	24.4%
Total cost of revenue	85,892	81,624	4,268	5.2%
Gross profit	$22,633	$28,691	$(6,058)	(21.1)%
Total Revenue - Total revenue remained flat for the three months ended September 30, 2024, compared to the same period in 2023. Total revenue decreased for the nine months ended September 30, 2024, compared to the same period in 2023, due to the decrease in rentals of tools and accessories tied to the decline in rental revenue in the ERS segment.
Cost of Revenue - Cost of revenue increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, as a result of higher costs of materials.

Gross Profit - The decrease in gross profit for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was primarily driven by the decrease in tools and accessories rentals with an increase in costs of materials driving gross profit down.
Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months. As of September 30, 2024, we had $8.4 million in cash and cash equivalents compared to $10.3 million as of December 31, 2023. As of September 30, 2024 and December 31, 2023, we had $627.9 million and $552.4 million of outstanding borrowings under our ABL Facility, respectively. During August 2024, the ABL Facility was amended to, among other things, provide an additional $200.0 million of borrowing capacity and extend the maturity date to August 9, 2029. Availability under the senior secured credit facility was $319.0 million as of September 30, 2024, and based on our borrowing base, we have an additional $190.9 million of suppressed availability that we can potentially utilize by upsizing our existing facility. For further information on the ABL Facility amendment, see Note 8: Long-Term Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loan Covenants and Compliance
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit the Company and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of Company’s restricted subsidiaries to pay dividends; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; enter into certain transactions with the Company’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Company and its restricted subsidiaries are permitted to make. Unlimited dividends under the ABL Facility may be permitted so long as, on a pro forma basis, “distribution conditions” (as defined in the ABL Credit Agreement governing the ABL Facility) are satisfied. As of September 30, 2024, the Company’s distribution conditions were satisfied and, as a result, the Company determined there were no restrictions on distributions by the ABL Credit Agreement.
The 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”) were issued pursuant to an indenture (the “Indenture”) which contains covenants that limit the Company’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Company to its restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Company’s subsidiaries as unrestricted subsidiaries. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Company and its restricted subsidiaries are permitted to make. Unlimited dividends, under the Indenture, may be made so long as after giving effect to making the dividends, the Consolidated Total Debt Ratio would be no greater than 5.00 to 1.00 on a pro forma basis. As of September 30, 2024, the Company’s Consolidated Total Debt Ratio was not greater than 5.00 to 1.00 and, as a result, the Company determined there were no restrictions on distributions by the Indenture. For further information on the ABL Facility and Indenture, see Note 9: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed on March 7, 2024.
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
The following table provides the calculation of Adjusted EBITDA pursuant to the ABL Credit Agreement and the Indenture.

	Three Months Ended		Nine Months Ended		Three Months Ended June 30, 2024
(in $000s)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$(17,416)	$9,180	$(56,229)	$34,590	$(24,478)
Interest expense	27,156	24,044	79,174	69,982	27,003
Income tax expense (benefit)	(604)	432	518	2,683	3,070
Depreciation and amortization	59,295	54,552	173,253	162,083	57,797
EBITDA	68,431	88,208	196,716	269,338	63,392
Adjustments:
Non-cash purchase accounting impact (1)	4,066	5,884	12,286	13,552	5,260
Transaction and integration costs (2)	3,994	2,890	14,684	10,039	5,844
Sales-type lease adjustment (3)	1,295	1,640	5,730	7,736	1,961
Share-based payments (4)	2,419	2,843	8,748	10,312	3,599
Change in fair value of warrants (5)	—	(1,280)	(527)	(2,409)	—
Adjusted EBITDA	$80,205	$100,185	$237,637	$308,568	$80,056
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

	Three Months Ended		Nine Months Ended		Three Months Ended June 30, 2024
(in $000s)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Equipment sales	$(3,701)	$(12,760)	$(8,273)	$(56,535)	$(1,554)
Cost of equipment sales	4,111	11,714	8,162	54,354	1,229
Gross margin	410	(1,046)	(111)	(2,181)	(325)
Interest income	(2,766)	(4,461)	(8,791)	(12,295)	(3,283)
Rental invoiced	3,651	7,147	14,632	22,212	5,569
Sales-type lease adjustment	$1,295	$1,640	$5,730	$7,736	$1,961
(4) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(5) Represents the charge to earnings for the change in fair value of the liability for warrants.

The following table presents the calculation of Net Debt and Net Leverage Ratio:

(in $000s)	September 30, 2024	June 30, 2024
Current maturities of long-term debt	$1,458	$3,779
Long-term debt, net	1,567,103	1,528,433
Deferred financing fees	20,992	19,527
Less: cash and cash equivalents	(8,438)	(8,059)
Net Debt	$1,581,115	$1,543,680
Divided by: LTM Adjusted EBITDA (1)	355,999	375,979
Net Leverage Ratio	4.44	4.11
(1) The following tables present the calculation of LTM Adjusted EBITDA for the periods ended September 30, 2024 and June 30, 2024:

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	September 30, 2024	September 30, 2023	December 31, 2023	September 30, 2024
Net income (loss)	$(56,229)	$34,590	$50,712	$(40,107)
Interest expense	79,174	69,982	94,694	103,886
Income tax expense (benefit)	518	2,683	7,364	5,199
Depreciation and amortization	173,253	162,083	218,993	230,163
EBITDA	196,716	269,338	371,763	299,141
Adjustments:
Non-cash purchase accounting impact	12,286	13,552	19,742	18,476
Transaction and integration costs	14,684	10,039	14,143	18,788
Sales-type lease adjustment	5,730	7,736	10,458	8,452
Share-based payments	8,748	10,312	13,309	11,745
Change in fair value of warrants	(527)	(2,409)	(2,485)	(603)
Adjusted EBITDA	$237,637	$308,568	$426,930	$355,999

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	June 30, 2024	June 30, 2023	December 31, 2023	June 30, 2024
Net income (loss)	$(38,813)	$25,410	$50,712	$(13,511)
Interest expense	52,018	45,938	94,694	100,774
Income tax expense (benefit)	1,122	2,251	7,364	6,235
Depreciation and amortization	113,958	107,531	218,993	225,420
EBITDA	128,285	181,130	371,763	318,918
Adjustments:
Non-cash purchase accounting impact	8,220	7,668	19,742	20,294
Transaction and integration costs	10,690	7,149	14,143	17,684
Sales-type lease adjustment	4,435	6,096	10,458	8,797
Share-based payments	6,329	7,469	13,309	12,169
Change in fair value of warrants	(527)	(1,129)	(2,485)	(1,883)
Adjusted EBITDA	$157,432	$208,383	$426,930	$375,979

Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Nine Months Ended September 30,
(in $000s)	2024	2023
Net cash flow from operating activities	$39,934	$(2,706)
Net cash flow for investing activities	(164,883)	(145,612)
Net cash flow from financing activities	122,779	142,557
Effect of exchange rate changes on cash and cash equivalents	299	194
Net change in cash and cash equivalents	$(1,871)	$(5,567)
As of September 30, 2024, we had cash and cash equivalents of $8.4 million, a decrease of $1.9 million from December 31, 2023. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility, and availability under our credit facilities.
Cash Flows from Operating Activities
Net cash from operating activities was $39.9 million for the nine months ended September 30, 2024, as compared to net cash used in operating activities of $2.7 million in the same period of 2023. The cash provided by operating activities in the current period is the result of the increase in floorplan trade financing for inventory purchases.
Cash Flows for Investing Activities
Net cash used in investing activities was $164.9 million for the nine months ended September 30, 2024, as compared to $145.6 million in the same period of 2023. The increase in cash used in investing activities was primarily due to lower proceeds from sales and disposals of rental equipment of $21.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $122.8 million for the nine months ended September 30, 2024, as compared to $142.6 million in the same period of 2023. The decrease in cash provided by financing activities was primarily due to an increase in repurchases of common stock of $9.0 million and a decrease in proceeds, net of repayments, from floor plan financing and long-term debt arrangements of $5.8 million.

Critical Accounting Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances and reevaluate our estimates and judgments as appropriate. The actual results experienced by us may differ materially and adversely from our estimates. For a complete discussion of our significant critical accounting estimates, see the “Critical Accounting Estimates” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as discussed below, there were no significant changes to our critical accounting estimates during the nine months ended September 30, 2024.
Goodwill and the Evaluation of Goodwill Impairment
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired and goodwill is assigned to each of our reporting units, which are ERS, TES and APS. The following presents the amount of goodwill by reporting unit as of June 30, September 30, 2024 and December 31, 2023:

(in $000s)	September 30, 2024	June 30, 2024	December 31, 2023
ERS	$498,611	$498,549	$498,808
TES	167,307	167,307	167,307
APS	39,364	39,364	37,896
Total	$705,282	$705,220	$704,011

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
During the quarterly period ended June 30, 2024, we identified factors indicating goodwill may be impaired related to two of our reporting units, ERS and APS. The following is a discussion of the estimates and assumptions from our June 30, 2024 interim impairment test for the ERS and APS reporting units:

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
As a result of completing our June 30, 2024, interim quantitative impairment test, we determined that the fair value of the ERS and APS reporting units exceeded their carrying values by 23% and 17%, respectively. While there is no “bright line” to determine whether or not a reporting unit’s fair value is substantially in excess of its carrying amount (“cushion”), significant adverse changes in business climate, weakness in an industry in which our reporting units operate (for example, electric utility T&D, telecom, rail and general infrastructure) or significant cash or operating losses and changes in expectations of profitability could reduce the amounts of cushion applicable to our reporting units and result in impairment of one or more of our reporting units’ goodwill. During the quarter ended September 30, 2024, we continued to evaluate whether factors indicate goodwill of any of our reporting units may be impaired and we did not identify any triggering factors that could indicate goodwill impairment. As a result, we concluded another interim test was not necessary.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the ABL Credit Facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of September 30, 2024, we had $1,550.4 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under floor plan financing and the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense under floor plan financing and the ABL Facility by approximately $1.9 million on an annual basis.
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
Foreign currency exchange rate risk
During the nine months ended September 30, 2024, we generated $33.9 million of revenues denominated in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.4 million on an annual basis. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2024, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
Inadequate Business Process Controls
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
During the fourth quarter ended December 31, 2021, we identified control deficiencies related to all of our business process controls (automated and manual), including management review controls. These control deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that may not be prevented or detected.
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
Additionally, management is in the process of designing, implementing and monitoring all business process controls (automated and manual), including management review controls, that are relevant to all financial statement accounts and disclosures. This pervasive material weakness cannot be considered remediated until the applicable controls are designed and operating effectively for a sufficient period of time, as supported by management’s testing results.
(c) Changes to Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table contains information regarding our purchases of our common stock during the three months ended September 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $000s)
July 1, 2024 - July 31, 2024	1,260,827	$4.35	1,260,827	$1,892
August 1, 2024 - August 31, 2024	—	$—	—	$1,892
September 1, 2024 - September 30, 2024	—	$—	—	$1,892
Total	1,260,827	$4.35	1,260,827
Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
10.1
Amendment No. 3 to Revolving Credit Agreement, dated as of August 9, 2024, by and among Capitol Investment Merger Sub 2, LLC, NESCO Holdings II, Inc., certain other credit parties party thereto, the lenders and other financial institutions party thereto and Bank of America, N.A., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 12, 2024).

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

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	October 30, 2024	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	October 30, 2024	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer