Form 10-K
period 2024-12-31
Custom Truck One Source, Inc.
filed 2025-03-04
CIK 1709682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The aggregate market value of shares of common stock held by non-affiliates, computed by reference to the closing price for such common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $211.7 million.
The number of shares of common stock outstanding as of February 26, 2025 was 225,650,684.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement related to the 2025 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2025.	Part III (Items 10, 11, 12, 13, and 14)

Custom Truck One Source, Inc. and Subsidiaries
Form 10-K Report Index

Forward-Looking Statements
Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated as such. These statements often include words such as “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “suggests,” “plans,” “targets,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose,” “could,” “would,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results and are subject to and involve risks, uncertainties and assumptions. You should not place undue reliance on these forward-looking statements or projections. Below is a summary of risk factors applicable to us that may materially affect such forward-looking statements and projections:
•increases in labor costs, changes in U.S. trade policy, our inability to obtain raw materials, component parts and/or finished goods in a timely and cost-effective manner, and our inability to manage our rental equipment in an effective manner;
•competition in the equipment dealership and rental industries;
•our sales order backlog may not be indicative of the level of our future revenues;
•increases in unionization rate in our workforce;
•our inability to attract and retain key personnel, including our management and skilled technicians;
•material disruptions to our operation and manufacturing locations as a result of public health concerns, equipment failures, natural disasters, work stoppages, power outages or other reasons;
•any further increase in the cost of new equipment that we purchase for use in our rental fleet or for sale as inventory; and aging or obsolescence of our existing equipment, and the fluctuations of market value thereof;
•disruptions in our supply chain;
•our business may be impacted by government spending;
•we may experience losses in excess of our recorded reserves for receivables;
•uncertainty relating to macroeconomic conditions, unfavorable conditions in the capital and credit markets and our and our customers’ inability to obtain additional capital as required;
•increases in price of fuel or freight;
•regulatory technological advancement, or other changes in our core end-markets may affect our customers’ spending;
•our strategic initiatives including acquisitions and divestitures may not be successful and may divert our management’s attention away from operations and could create general customer uncertainty;
•the interest of our majority stockholder, which may not be consistent with the other stockholders;
•volatility of our common stock market price;
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
•we are subject to a series of risks related to climate change; and increased attention to, and evolving expectations for, sustainability and environmental, social and governance initiatives.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, for additional risks.

PART I
Item 1.     Business
Company Overview
Custom Truck One Source, Inc. (“we,” “our,” “us,” “Custom Truck,” or “the Company”), a Delaware corporation, and its wholly owned subsidiaries are engaged in the business of providing a range of services and products to customers through rentals and sales of specialty equipment, rentals and sales of aftermarket parts and services related to the specialty equipment, and repair, maintenance, and customization services related to that equipment. Immediately following the acquisition by Nesco Holdings II, Inc. of Custom Truck One Source, L.P. (“Custom Truck LP”) on April 1, 2021 (the “Acquisition”), Nesco Holdings, Inc. (“Nesco Holdings”) changed its name to “Custom Truck One Source, Inc.” and changed The New York Stock Exchange ticker for its shares of common stock from “NSCO” to “CTOS.”
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
We operate with a differentiated “one-stop-shop” business model, offering equipment rental, new and used equipment sales, and aftermarket parts and service out of more than 40 locations across the U.S. and Canada. Customers receive additional support throughout the country from Custom Truck’s twenty-four hour, seven-day a week (“24/7”) call center, approximately 90 mobile technicians, and over 2,600 third-party service partners. Custom Truck and its customers also benefit from its sophisticated sourcing model and large-scale integrated production and customization capabilities, which enhance the quality and diversity of its equipment offerings, reduce both cost and lead times for equipment sales and provide greater flexibility to optimize its rental fleet. These attributes, together with a strong reputation built over many years, position Custom Truck to capitalize on attractive secular growth trends across its end-markets.
Custom Truck owns one of the industry’s largest fleets of specialty rental equipment focused on electric utility transmission and distribution (“T&D”), rail, telecommunications, and infrastructure end-markets through our ERS segment. As of December 31, 2024, our fleet is comprised of more than 10,000 units with an average unit age of approximately 3.2 years, which we believe is young by rental fleet standards and compares favorably to the long useful life of the equipment. Our rental fleet is managed on a national level, which allows us to efficiently reposition equipment in response to shifts in regional demand and thereby sustain strong utilization levels.
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
On November 6, 2021, the United States Congress passed, and the President of the United States signed, the Infrastructure Investment and Jobs Act (the “Infrastructure Act”). The Infrastructure Act was amended and renamed to the Infrastructure Investment and Jobs Act. This amended version included approximately $1.2 trillion in spending in new and reallocated funds with positive impacts to each of our end-markets. Recent data released by the Federal government indicates that, as of November 2024, less than 50% of the funds from the Infrastructure Act have been allocated. Third-party industry research supports this and suggests that spending from the Infrastructure Act should continue for at least the next two to three years.
Electric Utility T&D End-Market
Maintaining safe and effective transmission and distribution lines is critical to national infrastructure, as they carry the electricity that powers the nation. Transmission lines carry high voltage electricity long distances, while distribution lines carry electricity from local transformers to houses and businesses. Additionally, as the economy “electrifies,” in pursuit of reducing greenhouse gas emissions, electric reliability has become increasingly important. There will continue to be an increasing need for grid resiliency projects such as fire mitigation and storm hardening, and substantial renewable energy investments will be required in the electric transmission grid. From 2015 to 2023, the compound annual growth rate (“CAGR”) for capital expenditures relating to transmission, distribution and solar in North America was approximately 5%, 9% and 31%, respectively. From 2023 through 2028, capital expenditures in these categories are forecasted to grow at CAGRs of approximately 9%, 6%, and 18%, respectively. Our specialty equipment is used for these projects, including the maintenance and repair of live lines and installation of new lines. Capital expenditure spend in the electric utility T&D end-market were estimated to be approximately $95 billion in 2024. This spend is driven by a number of attractive dynamics, demonstrating that the U.S. is potentially in the very early stages of a multi-year electric utility T&D spending cycle.
Aging and Underinvested Electric Utility T&D Infrastructure – Electricity delivery in the U.S. depends on an aging and complex patchwork system of power generation facilities, transmission grids, local distribution lines, and substations. Most electric utility T&D lines were constructed in the 1950s and 1960s with a 50- to 80- year life expectancy and were not originally engineered to meet today’s load demands. The average age of the transmission system in the United States is well over 40 years, with more than 25% being greater than 60 or more years old. Due in part to this aging infrastructure, costly electric emergency incidents and disturbances have increased since 2000. Multiple costly fires have also been caused by aging and under-maintained transmission and distribution lines. The prevention of additional incidents associated with the continued operations of aging electric utility T&D infrastructure is expected to continue to drive increasing levels of maintenance and repair and replacement spend by utilities.
Changing Generation Landscape – The ongoing transition from coal to gas and renewables continues to drive changes in the generation landscape and transmission project development. Twenty- three states plus the District of Columbia have adopted specific greenhouse gas reduction targets to address climate change. As a result, significant spend for new transmission lines will be required to interconnect these new sources of power with the electrical grid.
AI-Driven Data Center Growth - AI-driven data centers are transforming digital infrastructure but are also driving significant increases in power demand due to their reliance on energy-intensive hardware. As these centers process vast amounts of data for machine learning and deep learning, they require substantial electricity further amplified by the growing integration of “edge” computing. Electricity demand from data centers is expected to grow from 25 megawatts of power in 2024 to more than 80 megawatts of power in 2030, a CAGR of more than 21%.
Electrification Trends - Electrification in the U.S. transportation, commercial and residential real estate, and industrial sectors coupled with the shift to renewal electricity generation detailed above have been identified among the key factors towards reducing reliance on fossil fuels in the U.S. The U.S. energy consumption in 2050 could be more than 80% higher than it was in 2018.
Increased Manufacturing Onshoring - In recent years, manufacturing onshoring in the U.S. - the building of manufacturing facilities in the U.S. to replace existing overseas production - has increased substantially. This trend is being driven by several factors including a desire by manufacturers to reduce supply chain bottlenecks; increased labor and transportation costs; various tariff regimes imposed on certain goods and countries; and geopolitical tensions. The proportion of Chief executive officers and Chief operating officers in 2024 reporting that their companies have plans to bring supply chains closer to their home market has risen to 81%, up sharply from 63% in 2022. These trends have contributed to increased electricity demand in the U.S., as this growth often requires energy-intensive operations, including advanced automation and robotics, further straining existing power grids.
The growth in domestic manufacturing, along with data center growth trends detailed above, were cited in a recent industry report as the primary contributing factors to an increase in forecasted five-year growth in nationwide electric demand to approximately 16% from under 3% in 2022. This growth in demand will require investment in additional power generation, which will require the installation of new transmission and distributions lines to deliver the power to the grid and ultimately, to the customers.

Increased Outsourcing by Utility Companies – Utilities are increasingly turning to specialized third-party contractors to fulfill construction and maintenance needs. This outsourcing trend is driven by the challenge of an aging workforce and desire to shift the management and responsibilities of non-core activities to external service providers. Outsourcing is a favorable trend for us, given our rental penetration among electric utility T&D contractors who prefer to rent due to lower initial capital outlay, increased flexibility, improved asset utilization and productivity, and significantly reduced storage and maintenance costs.
Supporting these trends, the Infrastructure Act includes $7.5 billion to build a national network of electric vehicle chargers and $65 billion to upgrade power infrastructure.
Telecom End-Market
Telecommunications infrastructure, including telecom cells, towers, and wirelines, are the backbone of telephonic interaction and the transportation of mobile data. We provide the specialty equipment required to maintain and install telecom cells, towers, and communication lines. Spending on telecommunications infrastructure was approximately $95 billion in 2023. This spend is expected to continue to grow due largely to spending from the BEAD program that is a part of the Infrastructure Act, which allocated over $42 billion to expand high-speed internet across all 50 U.S. states plus the U.S. territories. In addition, the continued expansion and implementation of wireless 5G technology, which requires existing cell sites add equipment to support new frequencies, will continue to contribute to a sustained level of industry spending.
Rapid technological advancements, including advanced digital and video service offerings, continue to increase demand for greater wireline and wireless network capacity and reliability. Data traffic is at an all-time high and is expected to increase in the future. North America data traffic is expected to grow at a CAGR of 16% from 2024 to 2030.
From 2010 to 2023, annual spending by the major U.S. wireline, wireless and cable broadband providers has increased from approximately $68 billion to approximately $95 billion, a CAGR of approximately 2.4%. The Infrastructure Act provided an additional $65 billion to increase access to reliable high-speed internet.
Rail End-Market
Freight and commuter rail are responsible for transporting products and people across North America. Our rail mounted equipment is used for a variety of tasks including the installation of new rail and maintenance of the existing rail lines. The equipment is also often used for working on older infrastructure such as repairing bridges and terminals with more antiquated track and systems that are in need of upgrades with more modern systems. The five largest public railroads operating in North America spend more than $13 billion annually in capital expenditures. Such capital expenditures are expected to continue to grow as freight demands increase. In addition to freight rail, spend on active commuter rail projects is significant with a growing pipeline.
Freight Rail – Freight rail, one of the most cost-effective, energy-efficient modes of transport, carries a majority of intercity freight as measured by ton-miles, more than any other mode of transportation. Our North American customers are principally Class I railroads and related contractors. Data indicates that these Class I operators account for just under 70% of total United States freight rail mileage.
Commuter Rail – Trends such as population growth, increasing urbanization, a focus on sustainability, environmental awareness, and increasing highway congestion are expected to drive continued investment in commuter rail. Furthermore, as a result of years of insufficient funding, transit systems across the U.S. are struggling to cope with aging infrastructure, creating and increasing backlog. The most recent Federal estimates quantify the backlog of projects required to attain a “state of good repair,” meaning public transit is repaired to an age within its average service life, at $105 billion, which is projected to grow to as high as $270 billion by 2029 if not addressed.
The Infrastructure Act provides $39 billion to modernize transportation and an additional approximate $90 billion in guaranteed funding for public transportation along with an additional $66 billion of funding specifically earmarked for passenger rail services.
Infrastructure End-Market
We also serve the general infrastructure end-market, which includes surface transportation, national highway performance, highway safety, metropolitan transit, and other key infrastructure systems, including residential and non-residential waste and water. Total infrastructure capex spend in the U.S. in 2024 was estimated to be just over $300 billion, and we believe the infrastructure end-market outlook remains positive, as total infrastructure spending is projected to increase to just under $350 billion by 2028.
We consider the waste end-market as part of the general infrastructure industry. Long-term, secular growth in this market is driven by growing waste volumes generated by increasing waste generation per capita. Population and income growth drive municipal solid waste generation. Municipal solid waste revenue in the U.S. is projected to grow at a CAGR of 4.7% from 2024 to 2030. Waste is generally considered to be a recession-resistant industry given the non-discretionary nature of waste collection and disposal. Ongoing consolidation amongst waste haulers results in increasing market share for large, well-capitalized companies that have the resources to invest in the latest trucks and equipment.
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
Aftermarket Parts and Services
Our APS offerings include a broad range of parts, tools, and accessories products, which is a natural extension of our core equipment offering and can be rented or purchased on an individual basis or in packaged specialty kits.
The technical nature of certain parts, tools, and accessories requires periodic testing in a certified lab and expertise in specialized repairs, which we provide at our test and repair facilities. We provide nationwide coverage through eight locations that serve as hubs for the rental and sale of parts, tools, and accessories, and five of which offer technical testing and repair services.
Examples of our aftermarket parts and services include:

Equipment Parts	Aftermarket replacement parts for various types of trucks and equipment sold and rented by Custom Truck.
Stringing Blocks	Stringing dollies and accessories used to string powerline, telephone line (including fiber), or cable, above ground or underground in the new construction, rebuild, or maintenance of the lines.
Augers	Tool used to dig holes for power, telephone, or cable poles and also used to dig holes for structure bases, pilings, and foundation supports.
Insulated Tools	Extension arms, temp arms, insulated ladders, etc., used to insulate and dielectrically protect workers and temporarily reposition powerlines for safe execution of tasks while working at height in live line circumstances.

Other parts, tools, and accessories	Crimping tools and dies, pumps/motors, underground fiber laying tools, and various other tools used in either utility, telecom, or rail applications.
Test and Repair Services	Testing and inspections of various tools and safety equipment and personal protective equipment (“PPE”) to comply with regulatory and safety requirements.
Upfit and Repair Services	Customizing existing heavy-duty trucks by adding features, and repair services, including labor and parts, for customer-owned trucks.
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
Young, Well-Maintained Rental Fleet Comprised of In-Demand Equipment – Our rental fleet consists of more than 10,000 units and is one of the youngest in the industry, with an average age of 3.2 years as of December 31, 2024. We maintain the majority of our fleet using our own trained technicians and locations to ensure consistent repairs, best-in-class service and maintenance, and delivery of fully functioning, ready-to-work equipment to our customers. We are highly responsive, adding high-quality equipment to our fleet on an ongoing basis to meet customer demands in a changing market landscape. We focus our production capabilities on the equipment that our customers need most in the end-markets with the most growth potential. Disciplined fleet maintenance and strict focus on meeting customer and end-market requirements have resulted in over 77% utilization on average of our rental fleets in the last two years.
Geographical Diversity – We have a large geographic footprint that enables us to provide local service throughout North America. Our more than 40 locations are strategically located to provide access to key high-growth end-markets and have sufficient geographic reach to provide a holistic solution to nationwide accounts. Our footprint is further expanded by over 2,600 third-party service partners. We maintain a 24/7 call center, as well as a large team of mobile technicians, ensuring that our customers can quickly access experienced technicians regardless of geography. Because our rental fleet is managed nationally, equipment can be deployed strategically across locations in periods of high regional demand. This allows us to maintain high utilization rates for our entire rental fleet while quickly responding to both equipment and service requests from customers. Our broad reach also represents a competitive advantage in serving customers with nationwide operations who may prefer the convenience of interacting with a limited number of equipment providers. Although we have an expansive national footprint already, we have identified additional attractive geographic markets for potential expansion.
Strong, Diverse Client Relationships and Industry Expertise – We serve more than 8,000 customers, with the top 15 customers representing approximately 17% of total revenue and no single customer representing greater than 3% of total revenue in 2024. Of our top 20 customers, 15 of them both rent and purchase equipment. We have very strong brand recognition among our industry-leading customers. Our ability to deliver an unmatched value proposition for our customers’ most complex and technical requirements, on a tight deadline, results in long-tenured relationships with premier customers across our different end-markets. We have significant tenure with our top customers, with key relationships spanning more than 18 years. Our strong knowledge of the equipment and product requirements in our customers’ end-markets allows us to work closely with our customers to determine their specialty equipment needs while our ability to offer the optionality to either rent or purchase equipment helps meet customers’ capital allocation preferences and increases customer penetration.
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
Grow Equipment Sales Across Both Current and New Customers, End-Markets, and Product Offerings – We will be able to leverage our national and local sales approach to achieve growth in our existing customer base and across existing and newly entered product categories. We have identified several new product categories that we plan to expand into, where our experience and expertise in production, customization, and purchasing are expected to provide favorable returns. We will look to drive volume growth via continued equipment innovations and strategic selling initiatives. We are currently well positioned to capitalize on favorable trends across end-markets, including grid updates and maintenance, build-out of renewable resources, continued 5G expansion, and potential significant infrastructure spend.
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
Continue to Pursue Domestic Geographic Expansion – We operate more than 40 locations; however, broad sections of the United States and Canada are still outside of our primary operating area. In the past, we have expanded into new geographical markets through both strategic acquisitions and through internal growth. There is an opportunity for future expansion across the United States to support growth. Custom Truck has successfully opened five locations in geographic areas where there were no attractive acquisition targets, exemplifying the ability to expand our reach without the use of acquisitions. In addition to organic geographic expansion, we may opportunistically pursue acquisitions to expand our product and service offering and accelerate growth.
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
Marketing
We utilize targeted digital advertising, trade shows, focused email distributions, a comprehensive equipment catalog, and our website for marketing our products and services. Our rental catalog contains detailed technical information and diagrams for all our products, while the website offers easy access to equipment specifications and rental listings. Our digital advertising efficacy is maximized by the following:
•We invest in Search Engine Optimization to maintain top result ranks for search terms we anticipate our customers would use;
•We leverage marketing analytics to measure and adapt campaign performance;
•We use social media to connect with customers and prospects across an array of core end-user segments, and to source user-generated content of our equipment excelling in use;
•We leverage Search Engine Marketing, and regularly adjust our campaign investments to:
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
Facilities
We are headquartered in Kansas City, Missouri where we house executive management, accounting, finance, information technology, human resources, marketing, and procurement professionals, as well as production, assembly, service and distribution operations. We maintain a diverse geographic footprint in the U.S. and Canada, with more than 40 locations.

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

Our drive, expertise, and responsiveness to the specialized needs of our customers set us apart. Management values a strong relationship with our employees across all our locations. As of December 31, 2024, we had approximately 2,619 employees in more than 40 locations across North America. Approximately 2% of our U.S. employees are covered by a collective bargaining agreement.
Our Culture
Our success is rooted in our core values that guide how we interact with our colleagues, customers, vendors, suppliers, and key stakeholders in the communities we serve.

•Care & Respect - We treat each other with respect and show genuine care for one another, our customers, suppliers, and communities where we live and work.
•Solve Problems Like A Mechanic - We relish solving problems, our curiosity and true grit enables us to find lasting solutions that meet our customers’ needs.
•Driven to Deliver - We own our work, take initiative, and use our determination to make our work better and deliver on our commitments and drive results that matter.
•Engage Collaboratively - We help each other, we openly share and listen to each other’s ideas and opinions – even when we disagree because we succeed when we work together.
•Spark Innovation - We embrace new ways of working; we challenge the status quo and continue to explore and learn to enhance our skills and work.

We are dedicated to fostering an inclusive workplace where our employees can thrive regardless of background. We are always striving to enhance our employee experience and seek feedback from employees through engagement surveys, which helps us identify areas where we can continuously enhance our work experience.

To strengthen and celebrate our culture, we rely on our active Culture Champion Network, which is comprised of a cross-section of employees from a diverse range of backgrounds who collaborate to promote and enhance our work environment.

Our Employee Resource Groups (“ERG’s”) provide a community for our employees with shared interests, encouraging meaningful connections, promoting wellbeing, and fostering personal and professional growth. These employee-led groups are open to any employees who express interest, and they contribute to making CTOS a more inclusive workplace while positively impacting the communities we serve.
Our Talent Attraction
At CTOS, we are dedicated to identifying, hiring, and retaining a diverse and skilled workforce. Our staffing initiatives include a robust employee referral program, strategic partnerships with recruiting firms, active use of job-posting platforms, and a strong social media presence.

We also collaborate with university and vocational technical programs to connect with a wide range of candidates. We actively recruit at universities and offer internships across various disciplines to attract the best early-career talent. In 2024, we provided 26 paid internship opportunities to students from vocational high schools and university programs. Additionally, we recruit experienced professionals externally to bring fresh perspectives and expertise into our organization.

CTOS is committed to offering meaningful career opportunities to individuals from all walks of life, including those with prior criminal histories. Through our partnerships with community organizations, we provide individuals with opportunities to gain valuable skills and rebuild their lives. This effort not only strengthens our workforce but also positively impacts our communities, reflecting our value of care and respect.

Military veterans are a natural fit with our culture, bringing highly transferable skills and a commitment to excellence. We collaborate with organizations such as Hiring Our Heroes, the U.S. Chamber of Commerce, and Military Transition Assistance Programs to recruit veterans seeking rewarding careers after their military service. Our Veterans Employee Resource Group (ERG) plays a pivotal role in outreach efforts, actively participating in career fairs and veteran community events to connect with potential candidates.
Our Talent Development – Building Capabilities
We value lifelong learning and advancing our employees’ careers through a blend of experiential on-the-job learning and formal training. Our key talent initiatives include:

•Talent Identification & Succession Planning: Our talent review and succession planning process identifies and develops future talent for key leadership roles. This ensures we successfully transfer institutional knowledge and expertise from seasoned leaders to emerging talent while offering rewarding career paths.
•Leadership Development: In 2024, we introduced a leadership development program to strengthen leadership capabilities and foster a culture aligned with our core values to support our people, operations, and growth. This program featured our ACE Leadership Model, which emphasizes shared leadership competencies and behaviors needed for success. In addition, we launched Foundational Leadership training to equip frontline and emerging leaders with essential skills. These initiatives underscore our commitment to cultivating a strong leadership pipeline, ensuring that our leaders are prepared to inspire their teams and deliver long-term value to stakeholders.
•Technical Training: Our technical and operational training programs focus on developing valuable skills and keep employees up to date on equipment and technologies. Through our Service Technician Education Program (“STEP”), we offer service technicians a structured pathway for professional growth, featuring over 100 courses across six key functional areas. This program enables technicians to progress from apprentice to master mechanic.
•Continuing Education: To support employees in expanding their formal education, we provide tuition assistance, empowering them to pursue academic growth while advancing their careers.

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

Our Health, Safety & Well Being
We are committed to a safe and healthy workplace and culture of total well-being. We strive to have zero workplace injuries and engage our employees in raising awareness and education through our Safety Ambassador Network, which includes a cross section of employees from multiple work facilities. We have a network of approximately 100 Safety Ambassadors who are provided training and instruction from our Environmental, Health and Safety professionals. Our Safety Ambassadors are volunteers who have shown a willingness and capability to devote a portion of their workday to ensure that employees have a safe environment in which to work. We track recordable injuries and have an incident management system to investigate all safety incidents. Every incident is investigated and based on the findings, our safety team implements processes and procedures to prevent recurrences and remediate known hazards.

We aim to offer competitive pay and a comprehensive benefit program including medical, vision, dental, life and disability insurance to attract and retain top talent. We offer employees options to enhance their financial security through our 401(k) savings program that includes a Company matching component, health savings account, and pre-tax flexible spending accounts for healthcare and dependent care. We provide employees with the opportunity to participate in the Company’s success with equity ownership at a discounted price through our Employee Stock Purchase Plan.

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

•Education – supporting vocational education programs, enabling people to develop a valuable skilled trade and launch a meaningful career.
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
The U.S. government previously announced, and in some cases implemented, an approach to trade policy that includes renegotiating or potentially terminating certain trade agreements, as well as implementing or increasing tariffs on foreign goods and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted, and may further result, in increased prices for certain imported goods and raw materials.
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
As a small portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2024, approximately 2% of the U.S. hourly workers of the Company were represented by a labor union and were covered by a collective bargaining agreement. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies.
A number of key personnel, including our management and skilled technicians, are critical to the success of our business.
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
The cost of new equipment from manufacturers that we purchase for use in our rental fleet or for sale may increase as a result of factors beyond our control, such as inflation, higher interest rates, tariffs and increased labor and raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use or sell. Such increases could materially impact our financial condition and results of operations in future periods if we are not able to pass such cost increases through to our customers in the form of higher prices. In addition, our inventory has increased recently as part of our measures to manage supply chain challenges. Due to changing demands of our customers, the types of equipment we rent or sell to our customers may become obsolete, resulting in a negative impact on our results of operations and financial condition due to, with respect to our rental fleet, increased capital expenditures required to replace the obsolete equipment, and our potential inability to sell the obsolete equipment in the used equipment market. In addition, we may incur losses upon dispositions of our rental fleet due to residual value risk or upon any write-off and write-down of our sales inventory.
If the average age of our fleet of rental equipment were to increase, the cost of maintaining our equipment, if not replaced within a certain period of time, will likely increase. If our operating costs increase as our rental equipment fleet ages and we are unable to pass along such costs, our results of operations will be negatively impacted. As of December 31, 2024, the average age of our rental equipment fleet was less than four years. The costs of maintenance may materially increase in the future. Any significant increase in such costs could have a material adverse effect on our business, financial condition and results of operations.
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
Uncertainty relating to macroeconomic conditions may reduce demand for our products and services, resulting in non-performance of contracts by our lessees or delays in customer purchase decisions, limit our ability to obtain additional capital to finance new investments, or have other unforeseen negative effects.
Uncertainty and negative trends in general economic conditions in the United States and abroad, including widespread health emergencies, rising inflation and interest rates, the continued conflict between Russia and Ukraine, supply chain disruptions, increases in labor costs, significant tightening of credit markets and commodity price volatility, may create difficult operating environments for our lessees and also for our industry. Many factors, including factors that are beyond our control, may impact our operating results or financial condition and/or affect the lessees that form our customer base. A number of governments have implemented, or are considering implementing, a broad variety of governmental actions or new regulations for the financial markets. Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may also have a material adverse effect on our results of operations.
Our ERS segment has experienced some near-term pressure in demand in the utility market due to a lack of customer access to financing in a tight credit environment, and our customers’ decision to delay purchase decisions being influenced by their expectation of lower interest rate to come and the previous uncertainty surrounding the 2024 presidential election. We cannot guarantee that future political and public policy uncertainties, limitations on the availability of capital, higher or changing costs of capital, or the desire to preserve liquidity, will not cause our current or prospective customers to make reductions in future capital budgets and spending.
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
Many of our customers operate in regulated industries (for example, electric utility T&D, telecom, rail, and general infrastructure) and are subject to laws and regulations that can change frequently and without notice. Throughout 2024, our ERS segment experienced near-term pressure on demand in the utility market, partially caused by regulatory compliance issues that affected the timing of customers’ job starts. The adoption of new laws or regulations, or changes to the enforcement or interpretation of existing laws or regulations, could cause our customers to reduce or delay spending on the products and services we provide.
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
Our strategic initiatives including acquisitions and divestitures may not be successful and may divert our management’s attention away from operations and could create general customer uncertainty.
In the normal course of business, we engage in discussions relating to strategic initiatives including acquisitions and divestitures. Such transactions are accompanied by a number of risks.
Our ability to realize the anticipated benefits of acquisitions we make will depend, to a large extent, on our ability to integrate the businesses acquired, including timely integration of operations and systems, organizations, standards, controls, procedures, policies and technologies, as well as the harmonization of differences in business cultures. Integrating acquired businesses is a complex, costly and time-consuming process, and we cannot assure you that we will be able to successfully integrate them or, if the integration is successfully accomplished, that the integration will not be more costly or take longer than presently contemplated. Additionally, achieving these benefits may require certain related one-time costs, charges and expenses, which may be material.
Additionally, any acquisition or disposition (including separation of operations, products and personnel) may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in such a process, could harm our business, financial condition, and operating results. Moreover, our customers may, in response to the announcement or consummation of a transaction, delay or defer purchasing decisions, and our revenues could materially decline or any anticipated increases in revenue could be lower than expected.
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

The price of our common stock has been, and may continue to be, volatile.
The market price of our common stock price historically has fluctuated over a wide range. During fiscal 2024, the price of our common stock ranged from a low of $3.03 per share to a high of $7.00 per share. Our stock price may be impacted by any number of events and factors, including, but not limited to, quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us, trends in our industry or general economic conditions, illiquidity in the public market for our shares due to the concentration of ownership, as well as other risks noted in this Risk Factors section. Because securities litigation is sometimes brought against a company following periods of volatility in the market price of its securities, we may become the target of litigation should substantial price fluctuations occur, especially if our annual projected financial guidance is not met or we lower our annual projected financial guidance for any reason. Such litigation, regardless of its merit, could result in substantial costs and divert management’s attention and resources, which could harm our business, operating results, and financial condition as well as the market price of our common stock.
Risks Related to the Company’s Indebtedness
We have, and may incur, significant indebtedness and may be unable to service our debt. This indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital and prevent us from growing our business.
We have a significant amount of indebtedness and may incur additional indebtedness in the future, including in connection with our growth capital expenditure plan. As of December 31, 2024, our total indebtedness was $1,547.7 million, consisting of $920.0 million in aggregate principal amount of the 2029 Secured Notes, $582.9 million of borrowings under our Asset Based Lending (“ABL”) Facility and other debt obligations of $44.8 million (excluding approximately $801.3 million of indebtedness under our floor plan financing agreements). Although the indenture governing our 2029 Secured Notes (the “Indenture”) and the ABL Credit Agreement (as defined below) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant exceptions and qualifications, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Moreover, the Indenture does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the Indenture (such as operating leases), nor does it impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” under such Indenture. Similarly, the ABL Credit Agreement does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the agreement (such as operating leases).
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
The Indenture and the ABL Credit Agreement impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:
•incur additional indebtedness;
•pay dividends or certain other distributions on our capital stock or repurchase our capital stock, which restriction becomes inapplicable if we satisfy certain financial conditions;
•make certain investments or other restricted payments;
•cause subsidiaries to pay dividends or make other payments to us;
•engage in transactions with stockholders or affiliates;
•sell certain assets or merge with or into other companies, reorganize our companies, or suspend or dispose of a substantial portion of our business;
•prepay or modify the terms of our other indebtedness;
•guarantee indebtedness; and
•create liens.
There are limitations on our ability to incur the full $950.0 million of commitments under the ABL Facility. Availability will be limited to the lesser of a borrowing base and $950.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our parts inventory, fleet inventory accounts receivable and unrestricted cash (in each case, subject to customary reserves). As a result, our access to credit under the ABL Facility is potentially subject to significant fluctuations, depending on the value of the borrowing base-eligible assets as of any measurement date. With respect to the ABL Facility, on any date when Specified Excess Availability (as defined in the ABL Credit Agreement) is less than the greater of (i) 10% of the lesser of (A) the aggregate revolving commitments under the ABL Facility at such time and (B) the borrowing base at such time (such lesser amount, the “Line Cap”) and (ii) $60 million, we will also be required by a springing covenant to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00, tested for the four fiscal quarter period ending on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Specified Excess Availability has been equal to or greater than the greater of (x) 10% of the Line Cap and (y) $60 million for 30 consecutive calendar days. Our ability to meet the financial covenant could be affected by events beyond our control. The inability to borrow under the ABL Facility may adversely affect our liquidity, financial condition and results of operations.
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
Borrowings under our ABL Facility and floor plan financing arrangements are at variable rates of interest, which will expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2024, we have variable rate debt, consisting of $1,384.2 million outstanding under the ABL Facility and floor plan financing arrangements. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility and floor plan financing arrangements by approximately $1.7 million per year. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT systems and Confidential Information, and we and our service providers have experienced and expect to continue to experience cyberattacks and security incidents. Despite various security controls and measures, we and third parties remain vulnerable to cyberattacks and security incidents resulting from malware (e.g., ransomware), computer viruses, software and hardware vulnerabilities, malfeasance by external or internal actors (including state-sponsored organizations, opportunistic hackers and hacktivists, and insider data misappropriation), and/or incidents attributable to human error (e.g., due to social engineering or phishing), as well as malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our third parties’) IT systems, products or services. The White House, SEC and other regulators have accordingly increased their focus on companies’ cybersecurity vulnerabilities and risks. We have also observed a global increase, in both frequency and impact, in cybersecurity threats and more sophisticated cyber-attacks and threat actors. Such attacks and threats are unpredictable as to their timing, nature and scope. As a result, we may be unable to anticipate or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to identify, investigate or remediate incidents due to the increased use by threat actors of tools and techniques—including artificial intelligence— that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT systems and Confidential Information. Cybersecurity risks due to work-from-home arrangements at the Company and third parties have increased due to the challenges associated with managing remote computing assets and the security vulnerabilities in many non-corporate and home networks. Given the complexity of our software and tools that we deploy in our IT systems, we regularly identify and track security vulnerabilities but cannot guarantee that patches will be applied comprehensively or before vulnerabilities can be exploited by a threat actor.
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
Reporting expectations are also increasing, with a variety of customers, capital providers, and regulators seeking increased information on climate related risks. For example, the SEC has proposed a rule that, if adopted, may require us to incur significant costs to assess and disclose on a range of climate-related data and risks. Increased scrutiny from various parties may also result in increased compliance costs and increased legal risks may also impact our suppliers or customers, which may indirectly impact our business, financial condition, or results of operations.
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
During 2023, we published our inaugural ESG report, and we may in the future engage in additional voluntary ESG initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of our company and/or our products; such initiatives or achievements of such commitments may be costly and may not have the desired effect. For example, expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. In addition, we have committed and may continue to commit to certain initiatives or goals and we may not ultimately be able to achieve such commitments or goals due to factors that are within or outside of our control. Moreover, actions or statements that we have taken and may take in the future based on expectations, assumptions, methodologies, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous, insufficient, unaligned with stakeholder expectations, or be subject to misinterpretation. Certain such expectations, assumptions and methodologies are necessarily uncertain due to the long timelines involved and the varying approaches to identifying, assessing, addressing, and reporting on ESG matters. Our disclosures on these matters, a failure to satisfy evolving stakeholder expectations for ESG practices and reporting, or a failure to meet our commitments or targets on our established timeline may potentially harm our reputation and negatively impact relationships with certain investors and other stakeholders. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.
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

Item 1B.    Unresolved Staff Comments
We have received written comments from the SEC staff regarding our presentation in our earnings press releases furnished on Form 8-K, of Adjusted EBITDA as defined in our debt covenants. The staff does not object to our Adjusted EBITDA as a liquidity measure but has objected to its use as a performance measure. We believe our Adjusted EBITDA provides useful, accurate, and transparent information to investors in compliance with applicable SEC rules.

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

Item 2.    Properties
Our headquarters are in Kansas City, Missouri where we house executive management, accounting, finance, information technology, human resources, marketing and procurement professionals. Kansas City, Missouri is also home to our mega-center which performs the majority of our production and manufacturing. We maintain a diverse geographic footprint in the U.S. and Canada, with more than 39 equipment rental and service locations. These facilities are typically service centers for the maintenance and support of our equipment and, depending on the location, may include separate areas for displaying and storage of equipment and parts. Our one-stop shop approach focuses on providing the products and services offered by each of our segments at each of our locations.

Location	Type
7701 Independence Avenue, Kansas City, MO United States	Owned
11102 261 St Acheson, AB Canada	Leased
9230 51 St SE Calgary, AB Canada	Leased
127 Earl Thompson PL, Ayr, ON Canada	Leased
4045 Hwy 5 and 2665 South Rockwood Cabot, AR United States	Leased
655 E 20Th St Yuma, AZ United States	Leased
4500 State Rd and 1032 Black Gold Rd Bakersfield, CA United States	Leased
14670 Randall Ave Fontana, CA United States	Leased
5455 E 52nd Ave Commerce City, CO United States	Leased
4729 Capital Cir Nw and 4755DI Capital Cir Nw Tallahassee, FL United States	Leased
9879 Us Hwy 301 N; 7906 Baseline Ct and 8949 Maislin Rd Tampa, FL United States	Leased
3112 E State Rd 124 Bluffton, IN United States	Leased
10740 Nall Ave Overland Park, KS United States	Leased
9230 Cedar Knoll Dr Grass Lake, MI United States	Leased
2370 and 2384 English St Maplewood, MN United States	Leased
2109 Manchester Trafficway and 6501 E. Commerce Ave, Suite 200 Kansas City, MO United States	Leased
6 Sutton Cir and Unit 2 Sutton Cir Condominium Hooksett, NH United States	Leased
1400 Union Lndg Rd and 1850 Union Lndg Rd Cinnaminson, NJ United States	Leased
6708 Townline Rd Syracuse, NY United States	Leased
3522 Middlebranch Rd NE Canton, OH United States	Leased
3205 Davinion Rd El Reno, OK United States	Leased
300 Johnson St and 370 Johnson St Wilkes Barre, PA United States	Leased
1400 E Hwy 67 Alvarado, TX United States	Leased
7200 Jack Newell Blvd S and 2422 Gravel Rd Fort Worth, TX United States	Leased
18725 Mckay Blvd Humble, TX United States	Leased
12519 W I-20 Odessa, TX United States	Leased
9775 E Lynchburg Salem Tpke Forest, VA United States	Leased
26109 & 26119 United Rd NE and 26129 Calvary Kingston, WA United States	Leased
5734 Minder Rd Ste A-1 Poulsbo, WA United States	Leased
11139 W Becher St West Allis, WI United States	Leased
5065 140th Ave NW, Williston, ND United States	Leased
2900 Rissler Rd and 5105 Pelham Dr Sedalia, MO United States	Leased
4334 Snapfinger Woods Dr Atlanta, GA United States	Leased
21209 & 21115 Durand Ave; 4601 Haag Dr, Union Grove, WI United States	Leased
1700 Leider Dr Union Grove, WI United States	Leased
12660 E Lynchburg Salem Turnpike Lynchburg, VA United States	Leased
701, 702 and 704 East Rose St and 306 N Pearl St Elk Point, SD United States	Leased
738 W Boeing Dr Casas Grande, AZ United States	Leased
2040 and 2060 Industrial Park Rd Alexandria, LA United States	Leased
7473 Reese Rd Sacramento, CA United States	Leased
2794 S Commerce Way Ogden, UT United States	Leased
118 Wyandanch Ave Wyandanch, NY United States	Leased
4840 90 Ave SE Calgary, Alberta Canada	Leased

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Custom Truck One Source, Inc.’s common stock and warrants trade on the New York Stock Exchange under the symbol “CTOS” and “CTOS.WS,” respectively. As of February 26, 2025, there were approximately 60 holders of record of our common stock.
Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2024.
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
Issuer Purchases of Equity Securities
On August 2, 2022, our Board of Directors authorized a stock repurchase program for up to $30.0 million of the Company’s common stock, which authorization was further increased by $25 million of shares on September 14, 2023, and again increased by $25 million on March 11, 2024, upon exhaustion of prior authorization. The authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs.
We purchased and held in treasury 135,434 shares for tax withholding purposes related to our equity compensation plans during the fourth quarter of 2024. The shares purchased under our equity compensation plans were withheld to satisfy tax withholding obligations upon the vesting of restricted stock unit awards or exercise of stock options.
The following table contains information regarding our purchases of our common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $000s)
October 1, 2024 to October 31, 2024	—	$—	—	1,892
November 1, 2024 to November 30, 2024	—	$—	—	1,892
December 1, 2024 to December 31, 2024	135,434	$4.81	—	1,892
Total	135,434	$4.81	—
On January 30, 2025, the Company purchased 8,143,635 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from affiliates of Energy Capital Partners, at a purchase price of $4.00 per share, which represents an approximately 23% discount from the price of $5.19 per share of Common Stock at the close of trading on January 29, 2025, for an aggregate purchase price of $32.6 million. The transaction was approved by the Company’s Board of Directors and Audit Committee of the Board of Directors and the purchased shares are held in treasury.

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
Financial and Performance Measures
Financial Measures
Revenue — As a full-service equipment provider, we generate revenue through renting, selling, assembling, upfitting, and servicing new and used heavy-duty trucks and cranes, as well as the sale of related parts. We also sell and rent specialized tools on an individual basis and in kits. Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. The Company records changes in estimated collectability directly against rental revenue. Equipment sales revenue reflects the value of vocational trucks and other equipment sold to customers as well as upfit services. Parts and service revenue is derived from maintenance and repair services, and parts, tools and accessories sold directly to customers. Rental revenue excludes active rental contracts which qualify to be accounted for as sales-type leases.
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
Transaction expenses and other — Transaction expenses and other include costs related to acquisitions of businesses; costs associated with closed operations; costs associated with restructuring and business optimization activities (inclusive of systems establishment costs); employee retention and/or severance costs; costs related to start-up/preopenings and openings of locations; reconfiguration or consolidation of facilities and equipment conversion costs.
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

Interest expense — Interest expense consists of contractual interest expense on outstanding debt obligations, floor plan financing facilities, amortization of deferred financing costs and other related to derivative financial instruments.
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
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of December 31, 2024, this equipment (the “rental fleet”) is comprised of more than 10,000 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet of the foregoing products.
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
Overview of Markets
We continue to focus on six primary end-markets: Electric Utility Transmission and Distribution, or T&D, Telecom, Rail, Forestry, Waste Management, and Infrastructure. In the T&D end-market, we continue to observe demand for new generation assets resulting in the development of new transmission lines as well as repair projects to address advanced-age transmission and distribution grids to replace existing lines and poles. These factors resulted in continued demand from our customers of the Company’s products and services. Telecom, specifically the continued expansion of 5G, has seen some positive trends over the last few years. Our existing T&D related contactor customers will continue to deliver the roll-out, and our existing equipment portfolio aligns well with the needs of this market. Rail investment, both in the freight and commuter markets, remains robust. The existing rail infrastructure is aged and in need of maintenance. Infrastructure also provides potential growth opportunities as seen by the major road and bridge maintenance work experienced across the United States.
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

Results of Operations
Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023
Business Update
During 2024, the Company executed a sale leaseback transaction for gross proceeds of $53.8 million, and, used a portion of the proceeds, to pay down a portion of the outstanding borrowings under our ABL Facility. See further discussion of this transaction in Note 7: Rental Equipment and Property and Equipment and Note 9: Leases as Lessee in the Notes to the Consolidated Financial Statements under Part II, Item 8,
Consolidated Results of Operations

	Year Ended December 31,
(in $000s)	2024	% of revenue	2023	% of revenue	$ Change	% change
Rental revenue	$442,953	24.6%	$478,910	25.7%	$(35,957)	(7.5)%
Equipment sales	1,223,036	67.9%	1,253,453	67.2%	(30,417)	(2.4)%
Parts sales and services	136,291	7.6%	132,737	7.1%	3,554	2.7%
Total revenue	1,802,280	100.0%	1,865,100	100.0%	(62,820)	(3.4)%
Cost of revenue, excluding rental equipment depreciation	1,228,557	68.2%	1,240,176	66.5%	(11,619)	(0.9)%
Depreciation of rental equipment	183,453	10.2%	170,664	9.2%	12,789	7.5%
Gross profit	390,270	21.7%	454,260	24.4%	(63,990)	(14.1)%
Gain on sale leaseback transaction	(23,497)		—		(23,497)
Total other operating expenses	287,404		283,312		4,092
Total operating expenses	263,907		283,312		(19,405)
Operating income	126,363		170,948		(44,585)
Total other expense	155,550		112,872		42,678
Income (loss) before income taxes	(29,187)		58,076		(87,263)
Income tax expense	(532)		7,364		(7,896)
Net income (loss)	$(28,655)		$50,712		$(79,367)
Total Revenue - The decrease in revenue for the year ended December 31, 2024, was primarily due to lower rental revenue and lower volume of used equipment sales. The Company continues to be impacted by factors affecting its customers, including their supply chain constraints, environmental, regulatory and customer financing factors that have impacted the timing of utilities transmission and distribution job starts. These delays contributed to both lower rental revenue and rental asset sales during the year.
Cost of Revenue, Excluding Rental Equipment Depreciation - The decrease in cost of revenue, excluding rental equipment depreciation was driven primarily by the decrease in equipment sales volume during the year ended December 31, 2024.
Depreciation of Rental Equipment - Depreciation expense of our rental equipment for the year ended December 31, 2024 increased as a result of higher rental equipment levels.
Gain on Sale Leaseback Transaction - During 2024, the Company closed on a sale leaseback transaction with an unrelated third party which resulted in a gain of $23.5 million. See further discussion of this transaction in Note 7: Rental Equipment and Property and Equipment and Note 9: Leases as Lessee in the Notes to the Consolidated Financial Statements under Part II, Item 8.
Total Other Operating Expenses - Other Operating expenses increased for the year ended December 31, 2024, primarily as a result of an increase in transaction expenses and other due to new site openings and launch of new line of businesses.
Total Other Expense - The increase in other expense for the year ended December 31, 2024, was primarily due to the increase in interest expense from variable rate debt and floor plan financing liabilities.
Income Tax Expense - Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur. These discrete items may not be consistent from year to year. For the year ended December 31, 2024, the changes in the effective tax rates were primarily due to pre-tax book loss and the effects of permanent adjustments in the current period, resulting in an overall effective tax rate in the period of 1.8%, $0.5 million of tax expense being recognized. For the year ended December 31, 2023, the impact of state income taxes and a tax benefit from the reduction to the valuation allowance resulted in an overall effective tax rate in the period of 12.7%, $7.4 million of tax expense recognized.
Net Income - The change in net income for the year ended December 31, 2024, was primarily the result of decreased gross profit and higher interest expense on variable-rate debt and variable-rate floor plan liabilities.
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

	Year Ended December 31,
(in $000s)	2024	2023	Change	% Change
Ending OEC (as of period end)	$1,515,461	$1,455,708	$59,753	4.1%
Average OEC on rent	$1,101,417	$1,183,253	$(81,836)	(6.9)%
Fleet utilization	74.3%	80.4%	(6.1)%	(7.6)%
OEC on rent yield	39.0%	40.4%	(1.4)%	(3.5)%
Sales order backlog (as of period end)	$368,779	$688,559	$(319,780)	(46.4)%
Operating Results by Segment
The following segment information compares results by segment for years ended December 31, 2024 and December 31, 2023.
Equipment Rental Solutions (ERS) Segment

	Year Ended December 31,
(in $000s)	2024	2023
Rental revenue	$430,167	$463,139
Equipment sales	167,638	263,028
Total revenue	597,805	726,167
Cost of revenue:
Cost of rental revenue	116,790	118,236
Cost of equipment sales	123,229	198,510
Depreciation of rental equipment	179,508	167,199
Total cost of revenue	419,527	483,945
Gross profit	$178,278	$242,222
Total Revenue - The decrease in total revenue for the ERS segment for the year ended December 31, 2024, compared to the year ended December 31, 2023, was driven by a decrease in equipment sales due to fewer rental asset sales of used equipment, as well as a decrease in rental revenue as a result of a reduction in fleet utilization of 6.1%. Fleet utilization decreased due to a decline in demand in the utility market as a result of supply chain constraints, environmental, regulatory, and customer financing factors affecting the timing of utilities transmission and distribution job starts. For the year ended December 31, 2024, average OEC on rent decreased 6.9% compared to 2023, primarily as a result of the lower utilization.
Cost of Revenue - The decrease in total cost of revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, was largely due to the decrease in rental equipment sales volume.
Gross Profit - The decrease in gross profit for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to the decrease in rental revenues and rental equipment sales.

Truck and Equipment Sales (TES) Segment

	Year Ended December 31,
(in $000s)	2024	2023
Equipment sales	$1,055,398	$990,425
Cost of equipment sales	876,978	817,639
Gross profit	$178,420	$172,786
Equipment Sales - Equipment sales increased for the year ended December 31, 2024, compared to the year ended December 31, 2023. The growth in sales was primarily a result of exiting 2023 with healthy inventory levels (due to the improved supply chain), as well as continued robust demand for our products in the forestry and utility end-markets.
Cost of Equipment Sales - The increase in cost of equipment sales for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to an increase in equipment sales volume.
Gross Profit - The increase in gross profit for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to higher volume of equipment sales.
Aftermarket Parts and Services (APS) Segment

	Year Ended December 31,
(in $000s)	2024	2023
Rental revenue	$12,786	$15,771
Parts and services revenue	136,291	132,737
Total revenue	149,077	148,508
Cost of revenue:
Cost of revenue	111,560	105,791
Depreciation of rental equipment	3,945	3,465
Total cost of revenue	115,505	109,256
Gross profit	$33,572	$39,252
Total Revenue - Total revenue increased for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to the increase in parts and services revenue partially offset by a decrease in rentals of tools and accessories tied to the decline in rental revenue in the ERS segment.
Cost of Revenue - The increase in cost of revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, as a result of higher costs of materials.
Gross Profit - The decrease in gross profit for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by the decrease in tools and accessories rentals with an increase in costs of materials driving gross profit down.

For the Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022
For a comparison of our results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 7, 2024, which is incorporated herein by reference.

Liquidity and Capital Resources
For the Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months and beyond. As of December 31, 2024, we had $3.8 million in cash and cash equivalents compared to $10.3 million as of December 31, 2023. As of December 31, 2024, we had

$582.9 million of outstanding borrowings under our ABL Facility compared to $552.4 million of outstanding borrowings as of December 31, 2023. During August 2024, the ABL Facility was amended to, among other things, provide an additional $200.0 million of borrowing capacity and extend the maturity date to August 9, 2029. Availability under the senior secured credit facility was $364.0 million as of December 31, 2024, and based on our borrowing base, we have an additional $158.3 million of suppressed availability that we can potentially utilize by upsizing our existing facility. For further information on the ABL Facility amendment, see Note 8: Long-Term Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements.
During 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold eight properties with a combined net book value of $29.0 million for gross proceeds of $53.8 million, which was reduced by transaction costs and other fees of $1.3 million, for net cash proceeds of approximately $52.5 million. Additionally, $3.2 million from the proceeds were used to repay a note payable. The lease agreement has an initial term of 20 years, with four optional five-year renewal options. The Company recognized a gain of $23.5 million on this transaction, which is included in Gain on sale leaseback transaction in the Consolidated Statements of Operations and Comprehensive Income (Loss). Right-of-use assets and lease liabilities recognized related to this sale leaseback transaction were $43.8 million and $43.5 million, respectively.

Loan Covenants and Compliance
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit Nesco Holdings II, Inc., our wholly owned subsidiary (the “Borrower” with respect to the ABL Facility, or the “Issuer” with respect to the Indenture) and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of the Borrower’s restricted subsidiaries to pay dividends; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of Borrower’s assets; enter into certain transactions with the Borrower’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Borrower and its restricted subsidiaries are permitted to make. Unlimited dividends under the ABL Facility may be permitted so long as, on a pro forma basis, “distribution conditions” (as defined in the ABL Credit Agreement governing the ABL Facility) are satisfied. As of December 31, 2024, the Company’s distribution conditions were satisfied and, as a result, the Company determined there were no restrictions on distributions by the Borrower and its restricted subsidiaries by the ABL Credit Agreement.
The Indenture contains covenants that limit the Issuer’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Issuer’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Issuer’s subsidiaries as unrestricted subsidiaries. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Issuer and its restricted subsidiaries are permitted to make. Unlimited dividends, under the Indenture, may be made so long as after giving effect to making the dividends, the Consolidated Total Debt Ratio would be no greater than 5.00 to 1.00 on a pro forma basis. As of December 31, 2024, the Company’s Consolidated Total Debt Ratio was not greater than 5.00 to 1.00 and, as a result, the Company determined there were no restrictions on distributions by the Issuer and its restricted subsidiaries by the Indenture. For further information on the ABL Facility and Indenture, see Note 8: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8.
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
The Company presents Net Leverage Ratio, which is equivalent to Consolidated Total Net Leverage Ratio in our ABL Credit Agreement and Consolidated Total Debt Ratio in the Indenture, is defined as Net Debt over Adjusted EBITDA for the previous twelve-month period. Net debt is defined as total debt (calculated as current and long-term debt, excluding deferred financing fees, plus current and long-term finance lease obligations) minus cash and cash equivalents.

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
The following table provides the calculation of Adjusted EBITDA pursuant to the ABL Credit Agreement and the Indenture for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in $000s)	2024	2023
Net income (loss)	$(28,655)	$50,712
Interest expense	105,895	94,694
Income tax expense (benefit)	(532)	7,364
Depreciation and amortization	235,807	218,993
EBITDA	312,515	371,763
Adjustments:
Non-cash purchase accounting impact (1)	16,833	19,742
Transaction and other costs (2)	17,915	14,143
Sales-type lease adjustment (3)	4,559	10,458
Gain on sale leaseback transaction (4)	(23,497)	—
Share-based payments (5)	11,859	13,309
Change in fair value of derivative and warrants (6)	(527)	(2,485)
Adjusted EBITDA	$339,657	$426,930

(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our ABL Credit Agreement and Indenture.
(2) Represents transaction and other costs related to acquisitions of businesses; costs associated with closed operations; costs associated with restructuring and business optimization activities (inclusive of systems establishment costs); employee retention and/or severance costs; costs related to start-up/preopenings and openings of locations; reconfiguration or consolidation of facilities or equipment conversion costs. These adjustments are presented as adjustments to net income (loss) pursuant to our ABL Credit Agreement and Indenture
(3) Represents the impact of sales-type lease accounting for certain leases containing RPOs, as the application of sales-type lease accounting is not deemed to be representative of the ongoing cash flows of the underlying rental contracts. The adjustments are made pursuant to our ABL Credit Agreement and Indenture. the components of this adjustment are presented in the table below.

	Year Ended December 31,
(in $000s)	2024	2023
Equipment sales	$(9,849)	$(58,064)
Cost of equipment sales	9,425	55,716
Gross profit	(424)	(2,348)
Interest income	(11,285)	(16,065)
Rental invoiced	16,268	28,871
Sales-type lease adjustment	$4,559	$10,458
(4) During Q4 2024, the Company closed on a sale leaseback transaction with an unrelated third party. The Company sold 8 properties with a combined net book value of $29.0 million for gross proceeds of $53.8 million, which was reduced by transaction costs and other fees of $1.3 million, for net cash proceeds of approximately $52.5 million. Additionally, $3.2 million from the proceeds were used to repay a note payable. The Company recognized a gain of $23.5 million on this transaction.
(5) Represents non-cash share-based compensation expense associated with the issuance of stock options and restricted stock units.
(6) Represents the charge to earnings for the change in fair value of the liability for warrants. On July 31, 2024, all of the Company’s stock purchase warrants expired and unexercised.

The following table presents the calculation of Net Debt and Net Leverage Ratio:

(in $000s)	December 31, 2024	December 31, 2023
Current maturities of long-term debt	$7,842	$8,257
Long-term debt, net	1,519,882	1,487,136
Deferred financing fees	19,926	22,406
Less: cash and cash equivalents	(3,805)	(10,309)
Net Debt	$1,543,845	$1,507,490
Divided by: Adjusted EBITDA	339,657	426,930
Net Leverage Ratio	4.55	3.53

Future Contractual Obligations
Our estimated future obligations as of December 31, 2024 include both short-term (over the next 12 months) and long-term obligations. We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund operating activities and working capital, the purchase of rental equipment and inventories for vocational truck production and parts and accessories products, human capital costs (which are not accurately estimable), payments due under leases, debt service, and acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the use of additional operating leases or other financing sources as market conditions permit.
Our expected material contractual cash requirements over the next twelve months primarily consist of minimum operating lease obligations of $14.4 million, debt principal and interest payments of $7.8 million and $99.5 million, respectively, and the repayment of floor plan borrowings. We enter into purchase agreements with manufacturers and suppliers of chassis, parts and components and attachments, for our rental fleet and inventory. The purchase agreements are cancellable within a specified notification period to the supplier. Such amounts are not estimable as of December 31, 2024.
Operating Lease Payments. We have short-term and long-term minimum cash requirements for operating lease payments of $14.4 million and $158.4 million, respectively. The total amounts do not equal the carrying amount due to imputed interest. See Note 9: Leases as Lessee in the Notes to the Consolidated Financial Statements under Part II, Item 8, for a summary of the estimated future repayment terms for the operating lease amounts.
Floor Plan Financing. We have floor plan payables of $801.3 million at December 31, 2024 that represent financing arrangement to facilitate our purchase of chassis, parts, components and attachments inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit to inventory. See Note 6: Floor Plan Financing in the Notes to the Consolidated Financial Statements under Part II, Item 8, for obligations related to trade and non-trade floor plan financings.

Notes Payable and Loan Principal and Interest Payments. We have short-term and long-term cash requirements of $7.8 million and $1,539.8 million, respectively, for the payment of principal related to notes payable and loans as of December 31, 2024. The total amount does not equal the carrying amount due to unamortized deferred charges. See Note 8: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 for more information.

Sources and Uses of Cash
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in $000s)	2024	2023
Net cash flow from operating activities	$121,985	$(30,883)
Net cash flow from investing activities	(187,485)	(176,598)
Net cash flow from financing activities	58,283	202,876
Effect of exchange rate changes on cash and cash equivalents	713	554
Net change in cash and cash equivalents	$(6,504)	$(4,051)

As of December 31, 2024, we had cash and cash equivalents of $3.8 million, a decrease of $6.5 million from December 31, 2023. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility, and availability under our credit facilities.
Cash Flows from Operating Activities
Net cash from operating activities was $122.0 million for the year ended December 31, 2024, as compared to $30.9 million used for operating activities in the same period of 2023. The change year over year is driven by lower levels of inventory production throughout 2024 compared to 2023.
Cash Flows from Investing Activities
Net cash used in investing activities was $187.5 million for the year ended December 31, 2024, as compared to cash used in investing activities of $176.6 million in 2023. The increase in cash used in investing activities is due to an increase in purchases for rental equipment of $34.1 million, cash paid for acquisitions of businesses (net of cash acquired) of $6.0 million, and a decrease in proceeds from sales and disposals of rental equipment of $25.0 million partially offset by proceeds from the sale leaseback transaction (net of expenses) of $52.5 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $58.3 million for the year ended December 31, 2024, as compared to $202.9 million in 2023. The decrease in cash provided by financing activities is primarily due to a decrease in proceeds of $152.1 million, net of repayments, from floor plan financing and long term debt arrangements, and an increase in cash paid for the repurchase of common stock of $9.9 million.
Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022
For a comparison of our liquidity and capital resources for the year ended December 31, 2023, compared to the year ended December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 7, 2024, which is incorporated herein by reference.

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
Useful Lives and Salvage Values of Rental Equipment
Our rentable equipment consists of aftermarket parts and specialized rental equipment. Purchases of our equipment are recorded at cost and we depreciate the cost to an estimated salvage value. We depreciate our aftermarket parts over their estimated useful rentable life of five years. We depreciate our rental equipment over its estimated useful rentable life of one to seven years with an estimated residual value of 0% to 35% of the cost, using the straight-line method. Useful life is estimated based upon the expected period the equipment will be in the fleet as a rentable unit. A salvage value is estimated to approximate the value of the equipment at the end of its useful (i.e., rentable) life, allowing for a reasonable profit margin on the sale of the equipment when we remove the unit from the fleet. In establishing useful lives and salvage values, we consider factors related to customer demand of differing types of equipment in order for us to hold and maintain an optimal mix of equipment types in our fleet. We also continuously evaluate factors related to the condition and serviceability of the equipment in our fleet in order to make estimates of useful life and expected end-of-life value. Depreciation of our equipment is recognized as a component of our cost of revenue. For sold equipment, the carrying value of an item is recognized as cost of equipment sale within cost of revenue. Changes in estimated useful life and/or salvage value would impact our gross profit in our consolidated financial statements. To the extent that the useful lives of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would increase or decrease by approximately $36.1 million, respectively. Similarly, to the extent the estimated salvage values of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $1.9 million. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset.
Business Combinations
We have made acquisitions of businesses in the past and may continue to make acquisitions in the future. We allocate the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Goodwill is attributable to the synergies and economies of scale expected from the combination of the businesses. There were no material acquisitions made during the years ended December 31, 2024 and 2023.
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
Goodwill and the Evaluation of Goodwill Impairment
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired, and goodwill is assigned to each of our reporting units, which are ERS, TES and APS. Refer to Note 10: Goodwill and Intangible Assets to the consolidated financial statements included in this form 10-K for summary of goodwill balances by reporting unit.
We perform our assessment of goodwill impairment utilizing either a qualitative or quantitative impairment test, and we perform our test at least annually. Our annual assessment date is October 1, and we perform impairment tests in interim periods (e.g. other than October 1) when factors are identified that could indicate goodwill of any of our reporting units may be impaired. Examples of such factors may include a significant adverse change in business climate, weakness in an industry in which our reporting units operate or recent significant cash or operating losses with expectations that those losses will continue. The qualitative and quantitative impairment tests are described further below.
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
The following is a discussion of the estimates and assumptions from our October 1, 2024 quantitative impairment test for the ERS, TES and APS reporting units:
•The risk adjusted cost of capital varies by reporting unit and was in the range of 10.5% to 11.0% and represents our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.
•Our projections were based on our assessment of macroeconomic variables, industry trends and market opportunities, as well as our strategic objectives and future growth plans. Revenue growth rates assumed ranged from approximately 7% to 14% for 2025 and from approximately 3% to 14% for 2026 and beyond. EBITDA Margin assumed ranged from approximately 6% to 43% for 2025 and from approximately 8% to 48% for 2026 and beyond.
As a result of completing our October 1, 2024 quantitative impairment test, we determined that the fair value of the ERS, TES and APS reporting units exceeded their carrying values by 13%, 82% and 33%, respectively. While there is no “bright line” to determine whether or not a reporting unit’s fair value is substantially in excess of its carrying amount (“cushion”), significant adverse changes in business climate, weakness in an industry in which our reporting units operate (for example, electric utility T&D, telecom, rail and general infrastructure) or significant cash or operating losses and changes in expectations of profitability could reduce the amounts of cushion applicable to our reporting units and result in impairment of one or more of our reporting units’ goodwill. As a result of our analyses, the Company determined that there was no impairment of goodwill.
Accounts Receivable and Allowance for Doubtful Accounts
Allowance for doubtful accounts represents our estimate of current expected credit losses on our trade accounts receivable. Accounts receivable from customers are generated from our leasing, sales and service businesses. We make judgments regarding our expected credit losses, which are based on an assessment of historical credit losses, ability of customers to pay, current financial conditions of customers, as well as forecasts of collections and losses. Other factors that could lead to credit losses include adverse trends in the end-market industries that we serve and macroeconomic trends, each of which is considered in our forecasts. Estimated credit losses related to accounts receivable generated through leasing activities are recorded as a reduction to rental revenue. Estimated credit losses related to accounts receivable generated through sales and service activities are recorded within selling, general and administrative expense. The allowance for doubtful accounts represents our estimate of credit losses expected on our trade receivables. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. At December 31, 2024, a 100 basis point increase to our credit loss estimate would increase our allowance for doubtful accounts by approximately $0.9 million.
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
While we remain in a financial reporting loss position based on a cumulative pre-tax loss for the three-year period ended December 31, 2024, the determination of the valuation allowance is based on our evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of our deferred tax assets. Therefore, changes in our deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur. At December 31, 2024, our deferred tax asset valuation allowance was $72.4 million.

Recent Accounting Pronouncements
See Note 2: Summary of Significant Accounting Policies, to our Annual Report on Form 10-K for a discussion of recently issued and adopted accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our ABL facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of December 31, 2024, we had $1,384.2 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under the ABL Facility and floor plan financing arrangements. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense under the ABL Facility and floor plan financing arrangements by approximately $1.7 million on an annual basis. We do not currently hedge our interest rate exposure.
We, from time to time, may manage a portion of our risks from exposures to fluctuations in interest rates as part of our risk management program through the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings and cash flows caused by fluctuations in the interest rates of our variable-rate debt.
Foreign currency exchange rate risk
During the year ended December 31, 2024, we generated $47.1 million of revenue in Canadian dollars. Each 100 basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.62 million. We do not currently hedge our exchange rate exposure.

Item 8.    Financial Statements and Supplementary Data

Custom Truck One Source, Inc. and Subsidiaries
Consolidated Financial Statements Index

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Custom Truck One Source, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Custom Truck One Source, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2025 expressed an unqualified opinion thereon.
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
At December 31, 2024, the Company’s goodwill was $704.8 million with $498.2 million assigned to the Equipment Rental Solutions (ERS) reporting unit and $39.3 million assigned to the Aftermarket Parts and Services (APS) reporting unit. As described in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually on October 1st and whenever events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. The Company estimates the fair value of its reporting units using a combination of market-based valuation methodologies and the income approach using discounted estimated future cash flows.

Auditing management's goodwill impairment analysis for the ERS and APS reporting units was complex and highly judgmental due to the significant estimation required by management to determine the fair value of the reporting units. In particular, the income approach fair value estimates were sensitive to significant assumptions, such as the revenue growth and discount rate for the ERS reporting unit and the EBITDA margin and discount rate for the APS reporting unit, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of key controls over the Company’s goodwill impairment assessment for the ERS and APS reporting units. This included controls over management’s review of the significant assumptions described above.

To test the estimated fair values of the Company’s ERS and APS reporting units, we performed audit procedures that included, among others, evaluating the valuation methodologies and testing the significant assumptions discussed above used by the Company in its analyses. We involved our internal valuation specialists to assist in the evaluation of the valuation methodologies and testing certain significant assumptions, including the discount rates. We compared the significant assumptions, such as revenue growth and EBITDA margin, used by management to current industry and economic data, recent historical performance and other factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in the assumptions. We also tested the underlying data used by the Company in its analyses for completeness and accuracy.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Kansas City, Missouri
March 4, 2025

Custom Truck One Source, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended
(in $000s, except per share data)	2024	2023	2022
Revenue
Rental revenue	$442,953	$478,910	$464,039
Equipment sales	1,223,036	1,253,453	982,341
Parts sales and services	136,291	132,737	126,706
Total revenue	1,802,280	1,865,100	1,573,086
Cost of Revenue
Cost of rental revenue	116,851	120,198	110,272
Depreciation of rental equipment	183,453	170,664	171,703
Cost of equipment sales	1,000,207	1,016,149	805,852
Cost of parts sales and services	111,499	103,829	101,511
Total cost of revenue	1,412,010	1,410,840	1,189,338
Gross Profit	390,270	454,260	383,748
Operating Expenses (Income)
Selling, general and administrative expenses	229,544	231,403	210,868
Amortization	26,653	27,110	33,940
Non-rental depreciation	13,292	10,656	9,414
Transaction expenses and other	17,915	14,143	26,218
Gain on sale leaseback transaction	(23,497)	—	—
Total operating expenses	263,907	283,312	280,440
Operating Income (Loss)	126,363	170,948	103,308
Other Expense
Interest expense, net	167,105	131,315	88,906
Financing and other (income) expense	(11,555)	(18,443)	(32,330)
Total other expense	155,550	112,872	56,576
Income (Loss) Before Income Taxes	(29,187)	58,076	46,732
Income Tax Expense (Benefit)	(532)	7,364	7,827
Net Income (Loss)	$(28,655)	$50,712	$38,905

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments, net	$(8,766)	$2,969	$(8,947)
Other Comprehensive Income (Loss)	(8,766)	2,969	(8,947)
Comprehensive Income (Loss)	$(37,421)	$53,681	$29,958

Net Income (Loss) Per Share:
Basic	$(0.12)	$0.21	$0.16
Diluted	$(0.12)	$0.21	$0.16

Weighted-Average Common Shares Outstanding:
Basic (in thousands)	236,975	245,093	247,152
Diluted (in thousands)	236,975	245,726	247,705
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Balance Sheets

(in $000s, except share data)	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$3,805	$10,309
Accounts receivable, net	215,873	215,089
Financing receivables, net	8,913	30,845
Inventory	1,049,304	985,794
Prepaid expenses and other	23,557	23,862
Total current assets	1,301,452	1,265,899
Property and equipment, net	130,923	142,115
Rental equipment, net	1,001,651	916,704
Goodwill	704,806	704,011
Intangible assets, net	252,393	277,212
Operating lease assets	94,696	38,426
Other assets	16,046	23,430
Total Assets	$3,501,967	$3,367,797
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$88,487	$117,653
Accrued expenses	69,349	73,847
Deferred revenue and customer deposits	26,250	28,758
Floor plan payables - trade	330,498	253,197
Floor plan payables - non-trade	470,830	409,113
Operating lease liabilities - current	7,445	6,564
Current maturities of long-term debt	7,842	8,257
Total current liabilities	1,000,701	897,389
Long-term debt, net	1,519,882	1,487,136
Operating lease liabilities - noncurrent	88,674	32,714
Deferred income taxes	31,401	33,355
Total long-term liabilities	1,639,957	1,553,205
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized; 251,908,970 and 249,903,120 shares issued; and 233,794,319 and 241,011,332 shares outstanding, at December 31, 2024 and December 31, 2023, respectively	25	25
Treasury stock, at cost — 18,114,651 and 8,891,788 shares at December 31, 2024 and December 31, 2023, respectively	(88,229)	(56,524)
Additional paid-in capital	1,550,785	1,537,553
Accumulated other comprehensive loss	(14,744)	(5,978)
Accumulated deficit	(586,528)	(557,873)
Total stockholders' equity	861,309	917,203
Total Liabilities and Stockholders' Equity	$3,501,967	$3,367,797
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in $000s)	2024	2023	2022
Operating Activities
Net income (loss)	$(28,655)	$50,712	$38,905
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	235,839	218,993	223,483
Amortization of debt issuance costs	5,693	5,653	4,860
Provision for losses on accounts receivable	10,777	8,522	12,650
Share-based compensation	11,859	13,309	12,297
Gain on sales and disposals of rental equipment	(46,000)	(67,721)	(55,213)
Change in fair value of derivative and warrants	(527)	(2,485)	(20,290)
Gain on sale leaseback transaction	(23,497)	—	—
Deferred tax expense	(1,662)	4,241	7,387
Changes in assets and liabilities:
Accounts and financing receivables	(21,753)	(20,879)	(36,821)
Inventories	(64,858)	(388,063)	(194,691)
Prepaids, operating leases and other	1,690	3,518	(11,936)
Accounts payable	(27,479)	28,339	(5,589)
Accrued expenses and other liabilities	(4,287)	4,339	8,108
Floor plan payables - trade, net	77,301	116,563	63,920
Customer deposits and deferred revenue	(2,456)	(5,924)	(1,102)
Net cash flow from operating activities	121,985	(30,883)	45,968
Investing Activities
Acquisition of businesses, net of cash acquired	(6,015)	—	(49,832)
Purchases of rental equipment	(398,317)	(364,190)	(340,791)
Proceeds from sales and disposals of rental equipment	204,593	229,559	205,852
Proceeds from sale leaseback transaction, net of expenses	52,531	—	—
Purchase of non-rental property and cloud computing arrangements	(40,277)	(41,967)	(34,165)
Net cash flow from investing activities	(187,485)	(176,598)	(218,936)
Financing Activities
Borrowings under revolving credit facilities	255,706	221,046	153,036
Repayments under revolving credit facilities	(225,206)	(106,377)	(110,249)
Proceeds from debt, net issuance costs	7,500	21,044	(104)
Repayments of notes payable	(3,186)	—	—
Principal payments on long-term debt	(8,184)	(7,679)	(1,012)
Finance lease payments	—	(2,682)	(3,955)
Acquisition of inventory through floor plan payables - non-trade	605,728	789,199	619,896
Repayment of floor plan payables - non-trade	(544,011)	(673,622)	(491,599)
Repurchase of common stock	(28,984)	(38,845)	(10,279)
Share-based payments	(1,080)	792	(1,838)
Net cash flow from financing activities	58,283	202,876	153,896
Effect of exchange rate changes on cash and cash equivalents	713	554	(2,470)
Net Change in Cash and Cash Equivalents	(6,504)	(4,051)	(21,542)
Cash and Cash Equivalents at Beginning of Period	10,309	14,360	35,902
Cash and Cash Equivalents at End of Period	$3,805	$10,309	$14,360

Custom Truck One Source, Inc.
Consolidated Statements of Cash Flows — Continued

	Years Ended December 31,
(in $000s)	2024	2023	2022
Supplemental Cash Flow Information
Interest paid	$152,338	$122,868	$81,177
Income taxes paid	4,140	2,133	567
Non-Cash Investing and Financing Activities
Property and equipment purchases in accounts payable	564	2,120	68
Rental equipment sales in accounts receivable	4,325	22,517	11,283
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,508,995	$—	$(647,490)	$858,510
Net income (loss)	—	—	—	—	—	—	38,905	38,905
Other comprehensive income (loss)	—	—	—	—	—	(8,947)	—	(8,947)
Common stock repurchases	—	(1,657,635)	—	(10,483)	—	—	—	(10,483)
Share-based payments	952,692	(265,348)	—	(2,034)	12,492	—	—	10,458
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,521,487	$(8,947)	$(608,585)	$888,443
Net income (loss)	—	—	—	—	—	—	50,712	50,712
Other comprehensive income (loss)	—	—	—	—	—	2,969	—	2,969
Common stock repurchases	—	(6,354,587)	—	(39,021)	—	—	—	(39,021)
Share-based payments	1,592,016	(296,132)	—	(1,966)	16,066	—	—	14,100
Balance, December 31, 2023	249,903,120	(8,891,788)	$25	$(56,524)	$1,537,553	$(5,978)	$(557,873)	$917,203
Net income (loss)	—	—	—	—	—	—	(28,655)	(28,655)
Other comprehensive income (loss)	—	—	—	—	—	(8,766)	—	(8,766)
Common stock repurchases	—	(5,890,848)	—	(28,603)	—	—	—	(28,603)
Earnout share forfeitures	—	(2,778,434)	—	—	—	—	—	—
Share-based payments	2,005,850	(553,581)	—	(3,102)	13,232	—	—	10,130
Balance, December 31, 2024	251,908,970	(18,114,651)	$25	$(88,229)	$1,550,785	$(14,744)	$(586,528)	$861,309
See accompanying notes to consolidated financial statements.

 Custom Truck One Source, Inc.
Notes to Consolidated Financial Statements
Note 1: Business and Organization
Organization
Custom Truck One Source, Inc., a Delaware corporation, and its wholly owned subsidiaries “we,” “our,” “us,” or “the Company” are engaged in the business of providing a range of products and services to customers through rentals and sales of specialty equipment, rentals and sales of aftermarket parts and services related to the specialty equipment, and repair, maintenance and customization services related to that equipment. Immediately following the acquisition by Nesco Holdings II, Inc. of Custom Truck One Source, L.P. (“Custom Truck LP”) on April 1, 2021 (the “Acquisition”), Nesco Holdings, Inc. (“Nesco Holdings”) changed its name to “Custom Truck One Source, Inc.” and changed The New York Stock Exchange ticker for its shares of common stock from “NSCO” to “CTOS.”
We are a specialty equipment provider to the electric utility transmission and distribution, telecommunications, rail, forestry, waste management and other infrastructure-related industries in North America. Our core business relates to our new equipment inventory and rental fleet of specialty equipment that is utilized by service providers in infrastructure development and improvement work. We offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade, and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks and rail systems, as well as for lighting and signage. We rent, produce, sell and service a broad range of new and used equipment, including bucket trucks, digger derricks, dump trucks, cranes, service trucks, and heavy-haul trailers. We manage the business in three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). Segment information provided within this Annual Report on Form 10-K, is included in Note 19: Segments.
Equipment Rental Solutions (“ERS”) Segment
We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of December 31, 2024, this equipment (the “rental fleet”) is comprised of more than 10,000 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
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
Recently Adopted Accounting Standards
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application required and early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. See Note 19: Segments for reportable segment disclosure, updated for adoption of ASU 2023-07.
Recently Issued Accounting Standards
Income Statement
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statement disclosures.
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
Equipment Sales – We sell both new and used equipment. There are no rights of return or warranties offered on equipment sales. The contractual sales price for each individual equipment represents the standalone selling price. Our used equipment is of a sufficiently unique nature, based on specific characteristics such as its age and usage, that it does not have an observable standalone selling price. Equipment sales revenue is recognized upon the transfer of control of equipment. Except for equipment sold under bill-and-hold arrangements, control is transferred when title and physical possession of the equipment has transferred to the customer, which is at the point in time of customer pickup or when the equipment is delivered to a specified destination and the Company has a present right to payment. Payment is usually due within 30 days subsequent to transfer of control of the equipment. Additionally, revenue is recognized for upfit services on heavy-duty trucks and cranes.
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
Parts Sales and Services – We sell aftermarket parts and services. We derive our services revenue primarily from maintenance and repair services on heavy-duty trucks and cranes. Revenue from these services includes parts sales needed to complete the service work. We recognize services revenue as the service work is completed. We record revenue on a point in time basis as parts are delivered. The amount of consideration we receive for parts is based upon a list price net of discounts and incentives, and the impact of such variable consideration is factored into the amount of revenue we recognize at any point in time. The amount of consideration received for services is based upon labor hours expended and parts utilized to perform and complete the necessary services for our customers. There are no rights of return or warranties offered on parts sales. Payment is usually due and collected within 30 days subsequent to delivery of parts or performance of service.

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
Accounts receivable, net consisted of the following:

(in $000s)	December 31, 2024	December 31, 2023
Accounts receivable	$233,688	$232,592
Less: allowance for doubtful accounts	(17,815)	(17,503)
Accounts receivable, net	$215,873	$215,089
The relationship between provision for losses on accounts receivable and allowance for doubtful accounts is presented below:

	Year Ended December 31,
(in $000s)	2024	2023	2022
Allowance - beginning of period	$17,503	$19,241	$10,820
Provision for losses on accounts receivable	10,777	8,585	12,650
Accounts written off during period, net of recoveries	(10,465)	(10,323)	(4,229)
Allowance - end of period	$17,815	$17,503	$19,241
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
Whole goods inventory is comprised of chassis, attachments (i.e., boom cranes, aerial lifts, digger derricks, dump bodies, etc.), and the in-process costs incurred in the final assembly of those units. As part of our business model, we sell unassembled individual whole goods and whole goods with varying levels of customization direct to consumers or dealers. Whole goods inventory also includes new equipment purchased specifically for resale to customers, which purchases are recorded directly to inventory when received. Cost is determined by specific identification for whole goods inventory. Aftermarket parts and services inventories are recorded at standard cost.
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
Goodwill
We recognize goodwill when the purchase price of an acquired business exceeds the fair value of identifiable net assets acquired, and goodwill is assigned to each of our three reporting units, which are ERS, TES and APS. Goodwill is not amortized for financial reporting purposes. See Note 10: Goodwill and Intangible Assets for summary of goodwill by reporting unit.
We perform our assessment of goodwill impairment utilizing either a qualitative or quantitative impairment test, and we perform our test at least annually. Our annual assessment date is October 1, and we perform impairment tests in interim periods (e.g. other than October 1) when factors are identified that could indicate goodwill of any of our reporting units may be impaired. Examples of such factors may include a significant adverse change in business climate, weakness in an industry in which our reporting units operate or recent significant cash or operating losses with expectations that those losses will continue. The qualitative and quantitative impairment tests are described further below.
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
Quantitative Impairment Test – The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount with the fair value of a reporting unit being estimated by using a discounted cash flow model (the “income approach”) that calculates fair value as the present value of expected cash flows of the reporting unit. Additionally, a market analysis is performed that encompasses an analysis of comparable publicly-traded companies (the “market approach”).
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
The following is a discussion of the estimates and assumptions from our October 1, 2024 quantitative impairment test for the ERS, TES and APS reporting units:
•The risk adjusted cost of capital varies by reporting unit and was in the range of 10.5% to 11.0% and represents our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.
•Our projections were based on our assessment of macroeconomic variables, industry trends and market opportunities, as well as our strategic objectives and future growth plans. Revenue growth rates assumed ranged from approximately 7% to 14% for 2025 and from approximately 3% to 14% for 2026 and beyond. EBITDA Margin assumed ranged from approximately 6% to 43% for 2025 and from approximately 8% to 48% for 2026 and beyond.
As a result of completing our October 1, 2024 quantitative impairment test, we determined that the fair value of the ERS, TES and APS reporting units exceeded their carrying values by 13%, 82% and 33%, respectively. While there is no “bright line” to determine whether or not a reporting unit’s fair value is substantially in excess of its carrying amount (“cushion”), significant adverse changes in business climate, weakness in an industry in which our reporting units operate (for example, electric utility T&D, telecom, rail and general infrastructure) or significant cash or operating losses and changes in expectations of profitability could reduce the amounts of cushion applicable to our reporting units and result in impairment of one or more of our reporting units’ goodwill. As a result of our analyses, the Company determined that there was no impairment of goodwill.
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
Other intangible assets consist of customer relationships, non-compete agreements and trade names. We amortize intangible assets with finite lives over the period the economic benefits are estimated to be consumed. Definite lived intangibles are amortized using the straight-line method over their useful life, as we believe this method best matches the pattern of economic benefit. See Note 10: Goodwill and Intangible Assets for additional information.
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
Assets and Liabilities with Nonrecurring Fair Value Measurements - Certain assets and liabilities are not measured at fair value on an ongoing basis. These assets and liabilities, which include long-lived assets, goodwill, and intangible assets, are subject to fair value adjustment in certain circumstances. From time to time, the fair value is determined on these assets as part of related impairment tests. For certain assets and liabilities acquired in business combinations, we record the fair value as of the acquisition date. Other than acquisition adjustments, no adjustments to fair value or fair value measurements were required for non-financial assets and liabilities for all periods presented. See Note 10: Goodwill and Intangible Assets and Note 14: Fair Value Measurements for additional information.
Deferred Financing Costs
Direct costs incurred in connection with the issuance, and amendments thereto, of our debt are capitalized and amortized over the terms of the respective agreements using the effective interest method, or the straight-line method when not materially different than the effective interest method. The net carrying value of deferred financing costs are classified as a reduction to long-term debt in the Consolidated Balance Sheets (see Note 8: Long-Term Debt). The amortization is included in interest expense on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Accrued Expenses
Accrued expenses consisted of the following:

(in $000s)	December 31, 2024	December 31, 2023
Accrued interest	$25,965	$16,891
Accrued salaries, wages and benefits	32,850	41,667
Accrued sales taxes	5,271	8,834
Other	5,263	6,455
Total accrued expenses	$69,349	$73,847
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
Cloud computing arrangements, net included in other assets in the Consolidated Balance Sheets consisted of the following:

(in $000s)	December 31, 2024	December 31, 2023
Cloud computing arrangements	$36,725	$37,916
Less: accumulated amortization	(21,977)	(16,058)
Cloud computing arrangements, net	$14,748	$21,858

Amortization expense for these assets is included in selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2024, 2023, and 2022, amortization expense was $6.9 million, $6.4 million and $4.3 million, respectively.
Advertising Costs
We promote our business through various industries media channels, and expense advertising costs as incurred to selling, general, and administrative expenses. For the years ended December 31, 2024, 2023, and 2022, advertising costs were approximately $6.2 million, $3.3 million and $3.1 million, respectively.
Share-Based Compensation
The fair value of equity-classified awards is determined at the grant date using techniques appropriate for the awards, which we use to determine compensation expense over the service period. We recognize compensation expense for our share-based payments over the requisite service period for the entire award and forfeitures are recognized as they occur. See Note 13: Share-Based Compensation for additional information.
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
We recognize uncertain income tax positions if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Our determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet recognition and measurement standards. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2024 and 2023, our uncertain income tax positions, unrecognized tax benefits, and accrued interest were not material.
Acquisition Accounting
We have made acquisitions of businesses in the past and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. Rental equipment is valued utilizing either a cost, market or income approach, or a combination of certain of these methods, depending on the asset being valued and the availability of market or income data. The intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, royalty rates, customer attrition rates, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
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
When we make an acquisition of business, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the carrying values on the acquired entities’ balance sheets.

Note 3: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Year Ended December 31,
(in $000s)	2024	2023	2022
United States	$1,755,222	$1,816,471	$1,529,165
Canada	47,058	48,629	43,921
Total Revenue	$1,802,280	$1,865,100	$1,573,086

Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line are presented in the tables below.

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024			2023			2022
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$422,295	$—	$422,295	$453,696	$—	$453,696	$444,155	$—	$444,155
Shipping and handling	—	20,658	20,658	—	25,214	25,214	—	19,884	19,884
Total rental revenue	422,295	20,658	442,953	453,696	25,214	478,910	444,155	19,884	464,039
Sales and services:
Equipment sales	9,849	1,213,187	1,223,036	58,064	1,195,389	1,253,453	30,547	951,794	982,341
Parts and services	10,125	126,166	136,291	22,124	110,613	132,737	13,402	113,304	126,706
Total sales and services	19,974	1,339,353	1,359,327	80,188	1,306,002	1,386,190	43,949	1,065,098	1,109,047
Total revenue	$442,269	$1,360,011	$1,802,280	$533,884	$1,331,216	$1,865,100	$488,104	$1,084,982	$1,573,086
Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue. Parts and services revenue includes $27.2 million, $30.0 million and $26.1 million related to services provided to customers for the years ended December 31, 2024, 2023, and 2022, respectively.
Receivables, Contract Assets and Liabilities
As of December 31, 2024 and 2023, the Company had receivables related to contracts with customers of $119.9 million and $112.1 million, respectively. As of December 31, 2024 and 2023, the Company had receivables related to rental contracts and other of $95.9 million and $103.0 million, respectively.
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
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of December 31, 2024 and 2023, the Company had approximately $4.8 million and $2.9 million, respectively, of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $21.5 million and $25.9 million in deposits as of December 31, 2024 and 2023, respectively. Of the $25.9 million deposit liability balance as of December 31, 2023, $25.9 million was recorded as revenue during the year ended December 31, 2024 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
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

Note 4: Sales-Type Leases
Revenue from rental agreements qualifying as sales-type leases was as follows:

	Year Ended December 31,
(in $000s)	2024	2023	2022
Equipment sales	$9,849	$58,064	$41,525
Cost of equipment sales	9,425	55,716	37,582
Gross profit	$424	$2,348	$3,943
As these transactions remained under rental contracts, $16.3 million, $28.9 million and $21.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $11.3 million, $16.1 million and $12.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company’s financing receivables are related to sales-type leases and are collateralized by a security interest in the underlying equipment. As of December 31, 2024 and 2023 financing receivables, net were $8.9 million and $30.8 million, respectively.

Note 5: Inventory
Inventory consisted of the following:

(in $000s)	December 31, 2024	December 31, 2023
Whole goods	$913,571	$846,170
Aftermarket parts and services inventory	135,733	139,624
Inventory	$1,049,304	$985,794

Note 6: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility. See Note 8: Long-Term Debt. As of December 31, 2024, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows:

(in $000s)	December 31, 2024	December 31, 2023
Trade
Daimler Truck Financial	$166,409	$181,480
PACCAR Financial Services	129,899	71,717
Ford Motor Credit Company, LLC	34,190	—
Trade floor plan payables	$330,498	$253,197
Non-trade:
PNC Equipment Finance, LLC	$470,830	$409,113
Non-trade floor plan payables	$470,830	$409,113
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $61.2 million, $36.6 million and $12.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Trade Floor Plan Financing:
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) which bears interest at a rate of the U.S. Prime plus 0.80% after an initial interest free period of up to 150 days. On January 1, 2025, the interest rate was updated to the Prime plus 0.00%. The total borrowing capacity under the Daimler Facility is $225.0 million, however, from time to time, Daimler extends credit to the Company in excess of this amount. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $175.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of the U.S. Prime Rate minus 0.71%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
Ford Motor Credit Company, LLC
On April 2, 2024, the Company entered into the Master Loan and Security Agreement with Ford Motor Credit Company, LLC (the “FMCC Facility”), which allows the Company to enter into individual loan supplements which bear interest based on the bank prime loan rate as reported by the Federal Reserve Board for the Friday preceding the last Monday of a given month. The total borrowing capacity under the FMCC Facility as of December 31, 2024 was $42.0 million. The FMCC agreement is evergreen and is subject to termination by either party through written notice.
References to the U.S. Prime Rate in the foregoing agreements represent the rate as published in The Wall Street Journal.
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. As of December 31, 2024, the Loan Agreement provided the Company with a $520.0 million revolving credit facility, which matures on August 25, 2025 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.00%.

Note 7: Rental Equipment and Property and Equipment
Rental equipment, net consisted of the following:

(in $000s)	December 31, 2024	December 31, 2023
Rental equipment	$1,522,710	$1,405,532
Less: accumulated depreciation	(521,059)	(488,828)
Rental equipment, net	$1,001,651	$916,704

Property and equipment, net consisted of the following:

(in $000s)	December 31, 2024	December 31, 2023
Buildings and leasehold improvements	$68,942	$65,374
Vehicles	38,492	32,354
Land and improvements	26,871	26,382
Machinery and equipment	38,470	27,855
Furniture and fixtures	4,416	3,386
Construction in progress	3,667	27,581
Total property and equipment	180,858	182,932
Accumulated depreciation	(49,935)	(40,817)
Property and equipment, net	$130,923	$142,115
During the year ended December 31, 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold eight properties comprised of real property, with a combined net book value of $29.0 million. See Note 9: Leases as Lessee for additional information.

Note 8: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
ABL Facility	$582,900	$552,400	7.1%	7.7%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	17,648	13,800	5.8%	5.8%
Notes payable	27,102	31,599	3.1%-7.0%	3.1%-7.9%
Total debt outstanding	1,547,650	1,517,799
Deferred financing fees	(19,926)	(22,406)
Total debt, net of deferred financing fees	1,527,724	1,495,393
Less: current maturities	(7,842)	(8,257)
Long-term debt	$1,519,882	$1,487,136

ABL Facility
In connection with the Acquisition, we entered into a senior secured asset-based revolving credit agreement (as amended from time to time, the “ABL Credit Agreement”), with Bank of America, N.A., as administrative agent and collateral agent, and certain other lenders party thereto, consisting of a first lien senior secured asset-based revolving credit facility (the “ABL Facility”). On August 9, 2024, the ABL Facility was amended (the “ABL Amendment”), with the primary changes as described in the paragraphs below.
The ABL Facility provides for revolving loans, in an amount equal to the lesser of the then-current borrowing base (described below) and the committed maximum borrowing capacity, which the ABL Amendment increased to $950.0 million from $750.0 million, with a $75.0 million swingline sublimit, and letters of credit in an amount equal to the lesser of (a) $50.0 million and (b) the aggregate unused amount of commitments under the ABL Facility then in effect. The ABL Facility permits Nesco Holdings II, Inc., our wholly owned subsidiary (the “Borrower”), to incur additional capacity under the ABL Facility in an aggregate amount equal to the greater of (i) the greater of (x) $250.0 million, which the ABL Amendment increased from $200.0 million, and (y) 60.0% of Consolidated EBITDA (as defined in the ABL Credit Agreement), and (ii) per the ABL Amendment, the Specified Suppressed Availability (as defined in the ABL Credit Agreement).
Borrowings under the ABL Facility are limited by a borrowing base calculation based on the sum of, without duplication:
(a) 90.0% of book value of eligible accounts of Borrower and certain ABL Guarantors (as defined in the ABL Credit Agreement); plus

(b) the lesser of (i) 75.0% of book value of eligible parts inventory of the Borrower and certain ABL Guarantors (subject to certain exceptions) and (ii) 90.0% of the net orderly liquidation value of eligible parts inventory of Borrower and certain ABL Guarantors; plus
(c) the sum of (i) 95.0% of the net book value of the eligible fleet inventory of the Borrower and certain ABL Guarantors that has not been appraised and (ii) 85.0% of the net orderly liquidation value of the eligible fleet inventory of the Borrower and certain ABL Guarantors that has been appraised; plus
(d) 100.0% of eligible cash of the Borrower and certain ABL Guarantors; minus
(e) any reserves established by the administrative agent from time to time.
As of December 31, 2024, borrowing availability under the ABL Facility was $364.0 million, and outstanding standby letters of credit were $3.1 million.
The ABL Amendment changed the rate provisions for Canadian dollar denominated loans from the Canadian dollar offered rate to the term Canadian Overnight Repo Rate Average (the “CORRA” rate), and adds a leverage based step-down to the pricing grid otherwise based on Average Availability (as defined in the ABL Credit Agreement). Borrowings under the ABL Facility bears interest at a floating rate, which, at Borrower’s election, could be (a) in the case of U.S. dollar denominated loans, either (i) SOFR plus an applicable margin or (ii) the base rate plus an applicable margin; or (b) in the case of Canadian dollar denominated loans, the CORRA rate plus an applicable margin. The applicable margin varies based on Average Availability from (a) with respect to base rate loans, 0.50% to 1.00% and (b) with respect to SOFR loans and CORRA rate loans, 1.50% to 2.00%. The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.
The Borrower is required to pay a commitment fee to the lenders under the ABL Facility in respect of the unutilized commitments thereunder at a rate equal to 0.375% per annum, which may be reduced following the first full fiscal quarter to 0.250% per annum based on average daily usage. The Borrower must also pay customary letter of credit and agency fees.
The ABL Amendment extended the date that the balance outstanding under the ABL Facility will be due and payable, from April 1, 2026 to August 9, 2029, or, if earlier, the date that is 91 days prior to the maturity date of our existing senior notes or any debt that refinances such existing notes. The Borrower may, at any time and from time to time, prepay, without premium or penalty, any borrowing under the ABL Facility and terminate, or from time to time reduce, the commitments under the ABL Facility.
The obligations under the ABL Facility are guaranteed by Capitol Investment Merger Sub 2, LLC, the Borrower and each of the Borrower’s existing and future direct and indirect wholly owned domestic restricted subsidiaries, subject to certain exceptions, as well as certain of the Borrower’s material Canadian subsidiaries (the “ABL Guarantors”). The obligations under the ABL Facility and the guarantees of those obligations are secured by (subject to certain exceptions): (i) a first priority pledge by each ABL Guarantor of all of the equity interests of restricted subsidiaries directly owned by such ABL Guarantors (limited to 65% of voting capital stock in the case of foreign subsidiaries owned directly by a U.S. subsidiary and subject to certain other exceptions in the case of non-wholly owned subsidiaries) and (ii) a first priority security interest in substantially all of the ABL Guarantors’ present and after-acquired assets (subject to certain exceptions).
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit the Borrower’s and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of Borrower’s restricted subsidiaries to pay dividends to the Borrower; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Borrower’s assets; enter into certain transactions with the Borrower’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Borrower and its restricted subsidiaries are permitted to make. In addition, the ABL Facility contains a springing financial covenant that requires the Borrower and its restricted subsidiaries to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of at least 1.00 to 1.00; provided that the financial covenant shall only be tested when Specified Excess Availability (as defined in the ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the Line Cap (as defined in the ABL Credit Agreement) and (ii) $60.0 million (the “FCCR Test Amount”), in which case it shall be tested at the end of each succeeding fiscal quarter thereafter until the date on which Specified Excess Availability has exceeded the FCCR Test Amount for 30 consecutive calendar days. As of December 31, 2024,

Specified Excess Availability under the ABL Facility exceeded the required threshold and, as a result, this financial covenant was inapplicable.
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
2029 Secured Notes
In connection with the Acquisition, the Issuer issued $920.0 million in aggregate principal amount of 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes were issued pursuant to an indenture, dated as of April 1, 2021, between the Nesco Holdings II, Inc., our wholly owned subsidiary (the “Issuer”), Wilmington Trust, National Association, as trustee and the guarantors party thereto (the “Indenture”). The Issuer pays interest on the 2029 Secured Notes semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021. Unless earlier redeemed, the 2029 Secured Notes will mature on April 15, 2029.
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
Optional Redemption Provisions and Repurchase Rights
At any time, upon not less than 10 nor more than 60 days’ notice, the Issuer may redeem the 2029 Secured Notes, at its option, in whole or in part, at any time, subject to the payment of a redemption price together with accrued and unpaid interest, if any, to, but not including, the applicable redemption date. The redemption price includes a call premium that varies (from 2.750% to 0.000%) depending on the year of redemption.
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
2023 Credit Facility
On January 13, 2023, the Company entered into a new credit agreement allowing for borrowings of up to $18.0 million (the “2023 Credit Facility”). Proceeds from the credit agreement were used to finance a portion of the Company’s acquisition of real property from a related party in December 2022, see Note 18: Related Parties for further information. A portion of the loan proceeds were used to finance improvements to the property. In connection with entering into the agreement, the Company received proceeds of $13.7 million with the ability to draw an additional $4.2 million upon completion of certain construction milestones. During 2024, the Company drew down the additional $4.2 million, as milestones were met. Borrowings bear interest at a fixed rate of 5.75% per annum and are required to be repaid monthly in an amount of approximately $0.1 million with a balloon payment due on the maturity date of January 13, 2028. Borrowings are secured by the real property and improvements.
Notes Payable
Our notes payable require the Company to pay monthly and quarterly interest payments and have maturities through 2026. Notes payable include (i) debt assumed from the Acquisition related to borrowings for facilities renovations and to support general business activities, (ii) notes payable related to past businesses acquired, and (iii) term loans. At December 31, 2024, the Company had notes payable of $27.1 million pursuant to the loan agreement with Security Bank of Kansas City (“SBKC”) that bears interest at a rate of 3.125% per annum, and loan agreement with IPFS Corporation that bears interest at a rate of 6.950%. With a portion of the proceeds from the sale leaseback transaction, the Company repaid the loan agreement with SBKC that bears interest at a rate of 3.5% per annum for $3.2 million. See Note 9: Leases as Lessee for additional information.
Debt Maturities
As of December 31, 2024, the principal payments of debt outstanding over the next five years and thereafter were as follows:

(in $000s)	Notes Payable	Long-Term Debt
2025	$7,491	$351
2026	19,611	371
2027	—	393
2028	—	16,533
2029	—	1,502,900
Thereafter	—	—
Total	$27,102	$1,520,548
Less unamortized discount and issuance costs	(105)	(19,821)
	$26,997	$1,500,727

Note 9: Leases as Lessee
The Company’s operating lease agreements primarily consist of real estate property, such as production facilities, warehouses and office buildings, in addition to personal property, such as vehicles and equipment. The majority of the Company’s lease arrangements are comprised of fixed payments and a limited number of these arrangements include a variable payment component based on certain index fluctuations.
During 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold eight properties with a combined net book value of $29.0 million for gross proceeds of $53.8 million, which was reduced by transaction costs and other fees of $1.3 million, for net cash proceeds of approximately $52.5 million. Additionally, $3.2 million from the proceeds were used to repay a note payable. The lease agreement has an initial term of 20 years, with four optional five-year renewal options. The Company recognized a gain of $23.5 million on this transaction, which is included in Gain on sale leaseback transaction in the Consolidated Statements of Operations and Comprehensive Income (Loss). Right-of-use assets and lease liabilities recognized related to this sale leaseback transaction were $43.8 million and $43.5 million, respectively.
Components of Lease Expense
The components of lease expense are as follows:

	Year Ended December 31,
(in $000s)	2024	2023	2022
Operating lease cost	$10,718	$10,149	$7,659
Finance lease cost:
Amortization of lease assets	—	1,748	1,820
Interest on lease liabilities	—	300	1,189
Short-term lease cost	—	978	1,472
Sublease income	—	(1,365)	(1,730)
Total lease cost	$10,718	$11,810	$10,410
Supplemental Cash Flow Information
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(in $000s)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$10,208	$7,891	$7,855
Operating cash outflows - interest payments on finance leases	$—	$300	$1,189
Finance cash outflows - payments on finance lease obligations	$—	$2,682	$3,955
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$65,012	$16,077	$3,761
(1) Includes lease extension and option exercises.
Future Maturities and Payment Information
Maturities of lease liabilities as of December 31, 2024 are as follows:

(in $000s)	Operating Leases
2025	$14,363
2026	14,000
2027	12,881
2028	12,375
2029	11,702
Thereafter	107,405
Total lease payments	172,726
Less: imputed interest	(76,607)
Total present value of lease liabilities	$96,119
As of December 31, 2024, the weighted average discount rate and remaining term under operating leases was 8.4% and 13.3 years, respectively.

Note 10: Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in goodwill by reporting unit:

(in $000s)	ERS	TES	APS	Total
Balance, December 31, 2022	$498,624	$167,307	$37,896	$703,827
Currency translation adjustment	184	—	—	184
Balance, December 31, 2023	498,808	167,307	37,896	704,011
Acquisitions	—	—	1,439	1,439
Currency translation adjustment	(644)	—	—	(644)
Balance, December 31, 2024	$498,164	$167,307	$39,335	$704,806
Intangible Assets
Intangible assets consisted of the following:

		December 31, 2024		December 31, 2023
(in $000s)	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Trade names	11.3	$180,780	$(67,530)	$180,780	$(57,463)
Customer relationships	10.1	214,188	(75,046)	212,587	(58,696)
Non-compete agreements and other	0.3	535	(534)	535	(531)
Total		$395,503	$(143,110)	$393,902	$(116,690)
Amortization expense associated with the intangible assets noted above was $26.7 million, $27.1 million, and $33.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Amortization Expense
As of December 31, 2024, estimated amortization expense for intangible assets for each of the next five years and thereafter is estimated to be as follows:

(in $000s)	Amortization
2025	$26,722
2026	26,722
2027	26,722
2028	26,722
2029	26,357
Thereafter	119,148
Total estimated future amortization expense	$252,393

Note 11: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding. Diluted net earnings (loss) per share includes the effects of potentially dilutive shares of common stock, if dilutive. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation. Our potentially dilutive shares aggregated 18.8 million, 28.7 million, and 26.7 million for years ended December 31, 2024, 2023 and 2022, respectively, were not included in the computation of diluted earnings (loss) per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

The following tables set forth the computation of basic and dilutive earnings (loss) per share:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
(in $000s, except per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(28,655)	236,975	$(0.12)	$50,712	245,093	$0.21	$38,905	247,152	$0.16
Dilutive common share equivalents	—	—		—	633		—	553
Diluted earnings (loss) per share	$(28,655)	236,975	$(0.12)	$50,712	245,726	$0.21	$38,905	247,705	$0.16

Note 12: Equity
Preferred Stock
As of both December 31, 2024 and 2023, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of both December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.
Common Stock
As of December 31, 2024 and 2023, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing for the repurchase of up to $30 million of the Company’s ordinary common shares, which authorization was further increased by $25 million of shares on September 14, 2023, and increased again by $25 million on March 11, 2024, upon exhaustion of prior authorization. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.
During the years ended December 31, 2024, 2023, and 2022, respectively, the Company repurchased approximately 5.9 million, 6.4 million, and 1.7 million shares of its common stock, which are held in treasury, for a total of $28.6 million, $39.0 million, and $10.5 million including commission fees for the repurchase of its common stock. At December 31, 2024, $1.9 million was available under the stock repurchase program.
Contingently Issuable and Earnout Shares
Contingently Issuable Shares
NESCO Holdings, LP is a Delaware limited partnership holding shares of our common stock. NESCO Holdings, LP is owned and controlled by Energy Capital Partners (“ECP”), and has the right to receive 1,651,798 shares of common stock if during the seven-year period ending July 31, 2026, the trading price of common stock exceeds $19.00 per share for any 20 trading days during a 30 consecutive trading day period or if a sale transaction of the Company occurs in which the consideration paid per share to holders of common stock exceeds $19.00 per share.
Earnout Shares
Pursuant to the Stockholders’ Agreement dated July 31, 2019 (as amended and restated from time to time, the “Stockholders’ Agreement”), certain stockholders agreed to restrictions on approximately 3,100,000 of their shares of the Company’s common stock (the “Earnout Shares”). The Earnout Shares were to be automatically forfeited by the holders thereof to the Company for no consideration with respect to (i) 2.8 million shares unless the trading price of the common stock equals or exceeds certain price targets by July 31 2024 (the “Minimum and Second Target Earnout Shares”) and (ii) 0.3 million shares unless the trading price of the common stock equals or exceeds $19.00 per share for any period of 20 trading days out of 30 consecutive trading days to and including July 31, 2026 (the “Maximum Target Earnout Shares”). On July 31, 2024, the price targets for the Minimum and Second

Target Earnout Shares were not met, and such shares were forfeited by the respective holders pursuant to the Stockholders’ Agreement. In connection with the Repurchase from ECP (as defined below), ECP forfeited its right to the Maximum Target Earnout Shares under the Stockholders’ Agreement.
Energy Capital Partners Stock Repurchase
On January 30, 2025, the Company purchased 8,143,635 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from affiliates of ECP (“Repurchase from ECP”), at a purchase price of $4.00 per share, which represents an approximately 23% discount from the price of $5.19 per share of Common Stock at the close of trading on January 29, 2025, for an aggregate purchase price of $32.6 million. The transaction was approved by the Company’s Board of Directors and Audit Committee of the Board of Directors and the purchased shares are held in treasury.

Note 13: Share-Based Compensation
On June 13, 2024, the Company's stockholders approved an amendment to the Amended and Restated 2019 Omnibus Incentive Plan, which increased the total authorized shares of common stock to 20,650,000 (the “Plan”). The purpose of the Plan is to provide the Company and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity-based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards. The Plan provides for share recycling whereby shares underlying expired, lapsed or terminated awards, as well as shares surrendered, repurchased, redeemed, or canceled without having been fully exercised or forfeited in a manner that results in the Company acquiring shares covered by the award, are available for award grants under the Plan. At December 31, 2024, there were approximately 5.7 million shares in the share reserve still available for issuance.
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and deferred compensation. Compensation expense for equity awards recognized in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) was $11.9 million, $13.3 million and $12.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

The following table summarizes the Company’s RSU and PSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	4,516,467	$7.51
Granted	4,334,217	$5.53
Forfeited/cancelled/expired	(449,189)	$7.81
Vested	(897,877)	$7.54
Outstanding, December 31, 2022	7,503,618	$6.34
Granted	943,003	$6.72
Forfeited/cancelled/expired	(824,357)	$6.66
Vested	(706,042)	$5.25
Outstanding, December 31, 2023	6,916,222	$6.80
Granted	503,269	$6.13
Forfeited/cancelled/expired	(1,960,580)	$8.56
Vested	(1,671,287)	$5.61
Outstanding, December 31, 2024	3,787,624	$6.33
At December 31, 2024, unrecognized compensation expense related to these awards was $12.0 million and is expected to be recognized over a remaining period of approximately 1.9 years.

Note 14: Fair Value Measurements
FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
December 31, 2024
ABL Facility	$582,900	$—	$582,900	$—
2029 Secured Notes	920,000	—	859,050	—
2023 Credit Facility	17,648	—	17,733	—
Other notes payable	27,102	—	27,102	—

December 31, 2023
ABL Facility	$552,400	$—	$552,400	$—
2029 Secured Notes	920,000	—	846,400	—
2023 Credit Facility	13,800	—	13,800	—
Other notes payable	31,599	—	31,599	—
The carrying amounts of the ABL Facility, 2023 Credit Facility and other notes payable approximated fair value as of December 31, 2024 and 2023 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers.

Note 15: Income Taxes
We are subject to taxation in all jurisdictions in which we operate within the United States and Canada. The provision for income tax expense (benefit), including the amount of domestic and foreign loss before taxes, is as follows:

	Year Ended December 31,
(in $000s)	2024	2023	2022
Components of income (loss) before tax:
Domestic	$(31,429)	$56,000	$44,214
Foreign	2,242	2,076	2,518
Total income (loss) before tax	(29,187)	58,076	46,732
Current tax expense (benefit):
Federal	—	62	—
Foreign	40	(6)	161
State	875	3,325	772
Total current tax expense (benefit)	915	3,381	933
Deferred tax expense (benefit):
Federal	(4,967)	12,971	6,262
Foreign	(1,266)	523	(1,829)
State	(27)	1,484	4,963
Total deferred tax expense (benefit)	(6,260)	14,978	9,396
Expense (benefit) from change in valuation allowance	4,813	(10,995)	(2,502)
Total tax expense (benefit)	$(532)	$7,364	$7,827

A reconciliation between the federal statutory income tax rate and our actual effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Expected federal statutory income tax rate	21.0%	21.0%	21.0%
Tax effect of differences:
Foreign operations	6.0%	1.2%	(3.3)%
Share-based payments	—	—	(1.0)%
Effect of state income taxes, net of federal income tax (expense) benefit	(6.0)%	5.6%	9.8%
Nontaxable income on warrants	—	—	(8.4)%
Change in valuation allowance	(12.8)%	(17.4)%	(3.3)%
Nondeductible officer compensation	(5.8)%	3.4%	—
Other	(0.6)%	(1.1)%	1.9%
Effective income tax rate	1.8%	12.7%	16.7%

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
The components of the deferred tax assets and liabilities are as follows:

(in $000s)	December 31, 2024	December 31, 2023
Deferred tax assets
Accounts receivable	$3,540	$4,382
Inventory	18,877	19,859
Transaction and debt issuance costs	2,274	3,521
Compensation and benefits	4,472	6,273
Net operating loss carryforwards	215,303	214,697
Section 163j interest disallowance carryforwards	58,855	46,053
Operating lease liabilities	24,171	9,861
Foreign tax credits, accrued expenses, and other	2,365	1,069
Total deferred tax assets	329,857	305,715
Less: valuation allowance	(72,418)	(67,605)
Total deferred tax assets, net	257,439	238,110

Deferred tax liabilities
Financing receivable	—	(7,498)
Rental equipment and other property and equipment	(209,119)	(202,391)
Goodwill and other intangibles	(54,265)	(50,344)
Operating lease assets	(23,814)	(9,648)
Prepaid expenses and other items	(1,642)	(1,584)
Total deferred tax liabilities	(288,840)	(271,465)
Net deferred tax liability	$(31,401)	$(33,355)

As a result of the Acquisition, the Company expects to be able to amortize for U.S. tax purposes, a portion of the goodwill recognized from the Acquisition. For U.S. income taxes, the Acquisition was partly a taxable acquisition and partly a non-taxable acquisition. Accordingly, the taxable component is expected to give rise to increases in the tax bases for a portion of the net assets acquired, while the non-taxable component will result in a carryforward of pre-acquisition tax bases (referred as, “carryover basis”) for a portion of the net assets acquired. The differential between the fair values of the assets acquired and the carryover basis has been recognized as a net deferred tax liability as of the closing date of the Acquisition (the “Closing Date”). Additionally, certain federal and state net operating loss and interest expense carryforwards were acquired in the Acquisition and the utilization of these is subject to limitations prescribed by U.S. Internal Revenue Code Section 382 (“Section 382”). The aforementioned net deferred tax liabilities recognized in connection with the assignment of the purchase price from the Acquisition include deferred tax assets from the tax deduction carryforwards, and were reduced by a valuation allowance as of the Closing Date.
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
The following presents changes in the valuation allowance:

	Year Ended December 31,
(in $000s)	2024	2023	2022
Valuation allowance - beginning of year	$(67,605)	$(78,600)	$(84,577)
Assigned in purchase accounting	—	—	3,475
Charged to benefit (expense)	(4,813)	10,995	2,502
Valuation allowance - end of year	$(72,418)	$(67,605)	$(78,600)
As discussed above, the Company acquired certain federal and state net operating loss and interest expense carryforwards in connection with the Acquisition, the utilization of which is subject to limitations prescribed by Section 382. Accordingly, a portion of the carryforwards is expected to expire prior to being utilized. As of December 31, 2024, we had net operating loss carryforwards of approximately $911.3 million for U.S. federal income tax purposes, $397.9 million for state income tax purposes, and $10.6 million for foreign income tax purposes. As of December 31, 2023, we had net operating loss carryforwards of approximately $909.9 million for U.S. federal income tax purposes, $397.2 million for state income tax purposes and $15.3 million for foreign income tax purposes. The net operating loss carryforwards expire at various dates commencing during 2035 through 2037 for U.S. federal income tax purposes, 2025 through 2042 for state income tax purposes, and 2038 through 2042 for foreign income tax purposes.
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

Note 16: Concentration Risks
Concentration of Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain certain cash and cash equivalents with federally insured financial institutions and may maintain deposits in excess of financial insured limits or in financial institutions that are not federally insured. However, we believe that we are not exposed to significant credit risks due to the financial position of the depository institutions in which our deposits are held. No customer accounted for more than 10% of consolidated revenues during the years ended December 31, 2024, 2023 and 2022. Six customers, collectively, accounted for 10.3% of consolidated revenue in 2024. Seven customers, collectively, accounted for 10.0% of consolidated revenue in 2023. Five customers, collectively, accounted for 11.7% of consolidated revenue in 2022.
Vendor Concentrations
In 2024, one vendor accounted for 15.3% of purchases, primarily related to chassis, and in 2023 two vendors individually accounted for more than 10% of purchases (total of approximately 31%), primarily related to chassis. In 2024 and 2023, the top five vendors accounted for approximately 43% and 41% of purchases, respectively. In 2022, one vendor accounted for 16.0% of purchases, primarily related to booms, lifts and parts.

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
Legal Matters
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. At this time, no claims of these types, certain of which are covered by insurance policies, have had a material effect on the Company. Certain jurisdictions in which the Company operates do not provide insurance recoveries related to punitive damages. For matters pertaining to the pre-Acquisition activities of Custom Truck LP, certain affiliates of The Blackstone Group (“Blackstone”) and other direct and indirect equity holders (collectively, “Sellers”) of Custom Truck LP have agreed to indemnify Nesco Holdings and Nesco Holdings II, Inc. for losses arising out of the breach of Sellers’ pre-closing covenants in the purchase agreement and certain indemnified tax matters, with recourse limited to a $10 million and $5.0 million escrow account, respectively.
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
Facilities Leases and Other — The Company has leased certain facilities, as well as purchased products and aircraft charter services, from entities owned by members of the Company’s management and their immediate families. Lease, product purchases and charter services payments related to these transactions are immaterial. Rent and expenses for products and air travel services are recorded in selling, general, and administrative expenses. In December 2022, the Company terminated the lease agreements and purchased the facilities and land from these related parties for a purchase price of approximately $15.4 million.
Management Fees — The Company entered into the Corporate Advisory Services Agreement with Platinum effective as of the Closing Date, under which management fees are payable to Platinum quarterly. The management fees are recorded in transaction expenses and other in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
Repurchase from ECP — On January 30, 2025, the Company purchased 8,143,635 shares of the Company’s common stock from affiliates of ECP. For further information on the stock repurchase, see Note 12: Equity.

A summary of the transactions with the foregoing related parties included in the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Year Ended December 31,
(in $000s)	2024	2023	2022
Total revenues from transactions with related parties	$33,895	$26,400	$33,816
Expenses incurred from transactions with related parties included in cost of revenue	$1,379	$1,506	$2,318
Expenses incurred from transactions with related parties included in operating expenses	$7,324	$5,652	$6,103
Amounts receivable from/payable to related parties included in the Consolidated Balance Sheets are as follows:

(in $000s)	December 31, 2024	December 31, 2023
Accounts receivable from related parties	$3,688	$695
Accounts payable to related parties	$211	$140

Note 19: Segments
Our operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on gross profit. Depending on gross profit levels, the measure aids the Chief Operating Decision Maker (“CODM”) in managing the inventory levels and rental fleet, entering into significant revenue contracts, expanding into new markets or launching new products, making capital expenditures, designing and implementing key marketing strategies, personnel changes, and approving operating budgets. Significant expense categories that are regularly reviewed by the operating segments’ CODM are disclosed below. The CODM for all segments is the Company’s Chief Executive Officer. The accounting policies of the reportable segments are consistent with those described in Note 2: Summary of Significant Accounting Policies to the financial statements. Transactions between our segments consist of equipment produced by TES that is sold to ERS for inclusion in its fleet of rental equipment. Additionally, TES and APS provide repair and maintenance services to ERS for maintenance of its rental fleet. Transactions between segments are at cost and intersegment sales and purchases are eliminated in consolidation. We manage the business in three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). The segment operations are described in Note 1: Business and Organization to these financial statements. The revenue by geography is disclosed in Note 3: Revenue. Segment information is presented below.

The Company’s segment results are presented in the tables below:

	Year Ended December 31,
	2024
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$430,167	$—	$12,786	$442,953
Equipment sales	167,638	1,055,398	—	1,223,036
Parts and services	—	—	136,291	136,291
Total revenue from external customers	597,805	1,055,398	149,077	1,802,280
Cost of revenue:
Rentals/parts and services	116,790	—	111,560	228,350
Equipment sales	123,229	876,978	—	1,000,207
Depreciation of rental equipment	179,508	—	3,945	183,453
Total cost of revenue from external customers	419,527	876,978	115,505	1,412,010
Gross profit	$178,278	$178,420	$33,572	$390,270

	Year Ended December 31,
	2023
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$463,139	$—	$15,771	$478,910
Equipment sales	263,028	990,425	—	1,253,453
Parts and services	—	—	132,737	132,737
Total revenue from external customers	726,167	990,425	148,508	1,865,100
Cost of revenue:
Rentals/parts and services	118,236	—	105,791	224,027
Equipment sales	198,510	817,639	—	1,016,149
Depreciation of rental equipment	167,199	—	3,465	170,664
Total cost of revenue from external customers	483,945	817,639	109,256	1,410,840
Gross profit	$242,222	$172,786	$39,252	$454,260

	Year Ended December 31,
	2022
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$449,108	$—	$14,931	$464,039
Equipment sales	212,146	770,195	—	982,341
Parts and services	—	—	126,706	126,706
Total revenue from external customers	661,254	770,195	141,637	1,573,086
Cost of revenue:
Rentals/parts and services	106,598	—	105,185	211,783
Equipment sales	158,167	647,685	—	805,852
Depreciation of rental equipment	167,962	—	3,741	171,703
Total cost of revenue from external customers	432,727	647,685	108,926	1,189,338
Gross profit	$228,527	$122,510	$32,711	$383,748
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
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated income (loss) before income taxes:

	Year Ended December 31,
(in $000s)	2024	2023	2022
Gross Profit	$390,270	$454,260	$383,748
Selling, general and administrative expenses	229,544	231,403	210,868
Amortization	26,653	27,110	33,940
Non-rental depreciation	13,292	10,656	9,414
Transaction expenses and other	17,915	14,143	26,218
Gain on sale leaseback transaction	(23,497)	—	—
Interest expense, net	167,105	131,315	88,906
Financing and other (income) expense	(11,555)	(18,443)	(32,330)
Income (Loss) Before Income Taxes	$(29,187)	$58,076	$46,732
The following table presents total assets by country:

(in $000s)	December 31, 2024	December 31, 2023
Assets:
United States	$3,385,786	$3,243,619
Canada	116,181	124,178
	$3,501,967	$3,367,797

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (“COSO”) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2024, the Company’s internal control over financial reporting was effective.
(c) Remediation of the Pervasive Material Weakness in Internal Control Over Financial Reporting

The Company designed and implemented internal controls over financial reporting to remediate the remaining material weakness that existed as of December 31, 2023, with respect to our business process level controls, that are relevant to all financial statement accounts and disclosures. We have designed and operated our controls over financial reporting for a sufficient period for our testing of these controls.
These changes and the remediation of the material weakness previously identified were completed during the year ended December 31, 2024. Based on our remediation efforts, the Company has concluded that its internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by the Company’s independent registered public accounting firm, as stated in their report which appears in this Annual Report.

(d) Changes to Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Custom Truck One Source, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Custom Truck One Source, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Custom Truck One Source, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 4, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Kansas City, Missouri
March 4, 2025

Item 9B.    Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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
We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this report.
The remaining information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2025.

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2025.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2025.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2025.

Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2025.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)     Financial Statement Schedules

Condensed Financial Information (Unconsolidated) of Custom Truck One Source, Inc.
for the years ended December 31, 2024, 2023 and 2022

Condensed Financial Information (Unconsolidated) of Custom Truck One Source, Inc.
Condensed Balance Sheets

(in $000s, except share data)	December 31, 2024	December 31, 2023
Assets
Investment in subsidiaries	$886,443	$943,396
Total Assets	$886,443	$943,396

Liabilities and Stockholders' Deficit
Liabilities
Warrants and other liabilities	$—	$527
Deferred income taxes	30,303	30,835
Total long-term liabilities	30,303	31,362

Commitments and contingencies (see Note 4)

Stockholders' Equity (Deficit)
Common stock — 0.0001 par value, 500,000,000 shares authorized; 251,908,970 and 249,903,120 shares issued; and 233,794,319 and 241,011,332 shares outstanding, at December 31, 2024 and 2023, respectively	25	25
Treasury stock, at cost — 18,114,651 and 8,891,788 shares at December 31, 2024 and December 31, 2023, respectively	(88,229)	(56,524)
Additional paid-in capital	1,545,616	1,532,384
Accumulated other comprehensive loss	(14,744)	(5,978)
Accumulated deficit	(586,528)	(557,873)
Total stockholders' equity (deficit)	856,140	912,034
Total Liabilities and Stockholders' Equity (Deficit)	$886,443	$943,396
See accompanying notes to condensed parent company financial statements.

Condensed Financial Information (Unconsolidated) of Custom Truck One Source, Inc.
Condensed Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in $000s)	2024	2023	2022
Operating Expenses
Selling, general, and administrative expenses	$11,859	$13,309	$12,297
Total operating expenses	11,859	13,309	12,297
Operating Loss	(11,859)	(13,309)	(12,297)

Other Expense (Income)
Equity in net (income) loss of subsidiaries	17,855	(68,900)	(40,436)
Other income	(527)	(2,485)	(18,593)
Total other expense (income)	17,328	(71,385)	(59,029)

Income (Loss) Before Income Taxes	(29,187)	58,076	46,732
Income Tax Expense (Benefit)	(532)	7,364	7,827
Net Income (Loss)	$(28,655)	$50,712	$38,905

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustment	$(8,766)	$2,969	$(8,947)
Other Comprehensive Income (Loss)	(8,766)	2,969	(8,947)
Comprehensive Income (Loss)	$(37,421)	$53,681	$29,958
See accompanying notes to condensed parent company financial statements.

Condensed Financial Information (Unconsolidated) of Custom Truck One Source, Inc.
Condensed Statements of Cash Flows

	Year Ended December 31,
(in $000s)	2024	2023	2022
Operating Activities
Net cash flow from operating activities	$(17,855)	$68,723	$40,231

Investing Activities
Changes in investment in subsidiaries	48,187	(30,670)	(28,114)
Net cash flow from investing activities	48,187	(30,670)	(28,114)

Financing Activities
Share-based payments	(1,728)	792	(1,838)
Common stock repurchase	(28,604)	(38,845)	(10,279)
Net cash flow from financing activities	(30,332)	(38,053)	(12,117)

Net Change in Cash	—	—	—
Cash at Beginning of Period	—	—	—
Cash at End of Period	$—	$—	$—
See accompanying notes to condensed parent company financial statements.

Condensed Financial Information (Unconsolidated) of Custom Truck One Source, Inc.
Notes to Condensed Financial Statements
Note 1: Basis of Presentation
The condensed financial information is unconsolidated and is presented for the parent company only, Custom Truck One Source, Inc. (the “Parent”) as of and for the years ended December 31, 2024, 2023 and 2022. The Parent, a Delaware corporation, serves as the parent for its two primary operating company subsidiaries, Custom Truck One Source, L.P. and NESCO, LLC (the “Operating Subsidiaries”). On April 1, 2021, the Parent, through its wholly-owned subsidiary, NESCO Holdings II, Inc., acquired Custom Truck One Source, L.P. (the “Acquisition”). In connection with the Acquisition, the Parent issued shares of its common stock to certain investors and in exchange for the member interests of Custom Truck One Source, L.P. Additionally, NESCO Holdings II, Inc. issued notes payable, proceeds from which were used for the Acquisition, to repay prior indebtedness and to pay transaction expenses. Refer to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about the Acquisition and related financing transactions. The Parent is a holding company and has no operating activities other than its investment in its subsidiaries. The Parent’s direct subsidiaries include NESCO Holdings II, Inc., a Delaware corporation, Capitol Intermediate Holdings, LLC (“Capitol Intermediate”) and Capitol Investment Merger Sub 2, LLC (“Merger Sub 2”), each incorporated as a Delaware limited liability company. Capitol Intermediate and Merger Sub 2 are intermediate holding company-subsidiaries have no operating activities and Merger Sub 2 is a parent-company guarantor of notes payable issued by NESCO Holdings II, Inc. The Operating Subsidiaries are engaged in the business of providing a range of services and products to customers through sales and rentals of specialty equipment, sales of parts related to the specialty equipment, and repair and maintenance services related to that equipment.
In the accompanying condensed balance sheets, investments in subsidiaries are presented based upon the Parent’s proportionate share of its subsidiaries’ net assets (similar to presenting them on the equity method). Under the equity method of accounting the assets and liabilities of the subsidiaries are not consolidated. The income from subsidiaries is reported as equity in earnings of subsidiaries on the condensed statements of operations. The material cash flows on the condensed statements of cash flows are primarily from issuances and repurchases of equity securities. There were no payments of dividends to, or receipts of dividends from, the subsidiaries in the years ended December 31, 2024, 2023 and 2022. These condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto of Custom Truck One Source, Inc. included in this Annual Report on Form 10-K.

Note 2: Debt
The Parent’s subsidiaries have debt obligations under a revolving credit facility that are guaranteed by Merger Sub 2 and each of its direct and indirect, existing and future, material wholly-owned domestic subsidiaries. Obligations under the ABL will be secured by a first-priority lien on substantially all the assets of Merger Sub 2 and its subsidiaries. The obligations contain customary financial and non-financial covenants, including covenants that impose restrictions on, among other things, additional indebtedness, liens, investments, advances, guarantees and mergers and acquisitions. These covenants also place restrictions on asset sales, dividends and certain transactions with affiliates. Refer to Note 8: Long-Term Debt, to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about these debt obligations.

Note 3: Income Taxes
Refer to Note 15: Income Taxes, to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about subsidiaries’ income taxes.

Note 4: Commitments and Contingencies
Refer to Note 17: Commitments and Contingencies, to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about commitments and contingencies.

Note 5: Changes in Stockholders’ Equity (Deficit)
The following table provides a reconciliation of the beginning and ending amounts of total stockholders’ equity (deficit) for the years ended December 31, 2024, 2023, and 2022.

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2021	247,358,412	(318,086)	$25	$(3,020)	$1,503,826	$—	$(647,490)	$853,341
Net income (loss)	—	—	—	—	—	—	38,905	38,905
Other comprehensive loss	—	—	—	—	—	(8,947)	—	(8,947)
Common stock repurchase	—	(1,657,635)	—	(10,483)	—	—	—	(10,483)
Share-based payments	952,692	(265,348)	—	(2,034)	12,492	—	—	10,458
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,516,318	$(8,947)	$(608,585)	$883,274
Net income (loss)	—	—	—	—	—	—	50,712	50,712
Other comprehensive income	—	—	—	—	—	2,969	—	2,969
Common stock repurchase	—	(6,354,587)	—	(39,021)	—	—	—	(39,021)
Share-based payments	1,592,016	(296,132)	—	(1,966)	16,066	—	—	14,100
Balance, December 31, 2023	249,903,120	(8,891,788)	$25	$(56,524)	$1,532,384	$(5,978)	$(557,873)	$912,034
Net income (loss)	—	—	—	—	—	—	(28,655)	(28,655)
ESPP shares issued	323,615	—	—	—	1,487	—	—	1,487
Other comprehensive loss	—	—	—	—	—	(8,766)	—	(8,766)
Common stock repurchase	—	(5,890,848)	—	(28,603)	—	—	—	(28,603)
Earnout share forfeitures		(2,778,434)	—	—	—	—	—	—
Share-based payments	1,682,235	(553,581)	—	(3,102)	11,745	—	—	8,643
Balance, December 31, 2024	251,908,970	(18,114,651)	$25	$(88,229)	$1,545,616	$(14,744)	$(586,528)	$856,140

(b)     Exhibits

Exhibit No.	Description
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
Amendment No. 2 to Revolving Credit Agreement, dated as of March 27, 2023, by and among Capitol Investment Merger Sub 2, LLC, NESCO Holdings II, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2023)

10.4^
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

10.5
Registration Rights Agreement, dated as of April 1, 2021, between Custom Truck One Source, Inc. and certain holders identified therein (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 2, 2021)

10.6†
Second Amended and Restated Stockholders’ Agreement, dated as of April 14, 2023, among Custom Truck One Source, Inc. and certain holders identified therein (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38186) filed on April 14, 2023).

10.7
Corporate Advisory Services Agreement, dated as of April 1, 2021, between Custom Truck One Source, Inc. and Platinum Equity Advisors, LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 2, 2021)

10.8+
Custom Truck One Source, Inc. Amended and Restated 2019 Omnibus Incentive Plan (filed as Annex A to Custom Truck One Source, Inc.’s Definitive Proxy Statement on Schedule 14A filed June 10, 2021, File No. 001-38186, and incorporated herein by reference)

10.9+
Employment Agreement, dated November 2, 2021, by and between Fred Ross and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 8, 2021)

10.10+
Amended and Restated Employment Agreement, dated December 7, 2022, by and between Fred Ross and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 7, 2022)

10.11+	Form Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on April 2, 2021)
10.12+
Employment Agreement, dated November 2, 2021, by and between Thomas “Smiley” Rich and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K (File No. 001-38186) filed on March 16, 2022)

10.13+
Employment Agreement, dated November 2, 2021, by and between Joe Ross and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K (File No. 001-38186) filed on March 16, 2022)

10.14+
Employment Agreement, dated August 2, 2022, by and between Christopher J. Eperjesy and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38186) filed on August 4, 2022)

10.15+
Amended and Restated Employment Agreement, dated December 7, 2022, by and between Ryan McMonagle and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38186) filed on December 7, 2022)

10.16+
Amendment to Employment Agreement, dated April 26, 2024, by and between Ryan McMonagle and Custom Truck One Source, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on May 2, 2024)

10.17+
Custom Truck One Source, Inc. 2022 Employee Stock Purchase Plan (filed as Annex A to Custom Truck One Source, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-38186) filed on May 2, 2022, and incorporated herein by reference)

10.18+	Form of Performance Stock Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on November 8, 2022)
10.19+	Form of Amended Performance Stock Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on November 8, 2022)
10.20+	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K (File No. 001-38186) filed on March 16, 2022)
10.21+
Employment Agreement, by and between the Company and Raymond Todd Barrett, dated March 9, 2022 (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K (File No. 001-38186) filed on April 26, 2022)

10.22+
Employment Agreement, by and between the Company and Paul M. Jolas, dated August 2, 2023 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on November 7, 2023)

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
24.1*	Power of attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K (File No. 001-38186) filed on March 7, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	March 4, 2025	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	March 4, 2025	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer

Date:	March 4, 2025	/s/ R. Todd Barrett
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

Name	Title	Date

/s/ Marshall Heinberg	Chairman of the Board	March 4, 2025
Marshall Heinberg

/s/ David Glatt	Director	March 4, 2025
David Glatt

/s/ David Wolf	Director	March 4, 2025
David Wolf

/s/ Fred Ross	Founder and Director	March 4, 2025
Fred Ross

Name	Title	Date

/s/ Georgia Nelson	Director	March 4, 2025
Georgia Nelson

/s/ Mary Jackson	Director	March 4, 2025
Mary Jackson

/s/ Louis Samson	Director	March 4, 2025
Louis Samson

/s/ Mark Ein	Director	March 4, 2025
Mark Ein

/s/ Paul Bader	Director	March 4, 2025
Paul Bader

/s/ Ryan McMonagle	Chief Executive Officer and Director	March 4, 2025
Ryan McMonagle

/s/ Christopher J. Eperjesy	Chief Financial Officer	March 4, 2025
Christopher J. Eperjesy

/s/ R. Todd Barrett	Chief Accounting Officer	March 4, 2025
R. Todd Barrett