Form 10-Q
period 2025-03-31
Custom Truck One Source, Inc.
filed 2025-04-30
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of common stock outstanding as of April 28, 2025 was 226,475,766.

Custom Truck One Source, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in $000s, except per share data)	2025	2024
Revenue
Rental revenue	$116,261	$106,171
Equipment sales	273,863	272,602
Parts sales and services	32,108	32,534
Total revenue	422,232	411,307
Cost of Revenue
Cost of rental revenue	30,400	29,825
Depreciation of rental equipment	50,091	43,744
Cost of equipment sales	228,477	220,800
Cost of parts sales and services	27,728	26,229
Total cost of revenue	336,696	320,598
Gross Profit	85,536	90,709
Operating Expenses
Selling, general and administrative expenses	59,451	57,995
Amortization	6,680	6,578
Non-rental depreciation	3,340	2,920
Transaction expenses and other	3,660	4,846
Total operating expenses	73,131	72,339
Operating Income	12,405	18,370
Other Expense
Interest expense, net	38,913	37,915
Financing and other expense (income)	(1,016)	(3,262)
Total other expense	37,897	34,653
Income (Loss) Before Income Taxes	(25,492)	(16,283)
Income Tax Expense (Benefit)	(7,701)	(1,948)
Net Income (Loss)	$(17,791)	$(14,335)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$72	$(2,530)
Other Comprehensive Income (Loss)	72	(2,530)
Comprehensive Income (Loss)	$(17,719)	$(16,865)

Net Income (Loss) Per Share:
Basic	$(0.08)	$(0.06)
Diluted	$(0.08)	$(0.06)
Weighted-Average Common Shares Outstanding:
Basic	228,276	240,364
Diluted	228,276	240,364
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$5,380	$3,805
Accounts receivable, net	202,230	215,873
Financing receivables, net	7,963	8,913
Inventory	1,075,635	1,049,304
Prepaid expenses and other	29,165	23,557
Total current assets	1,320,373	1,301,452
Property and equipment, net	129,046	130,923
Rental equipment, net	1,033,813	1,001,651
Goodwill	704,804	704,806
Intangible assets, net	245,710	252,393
Operating lease assets	94,269	94,696
Other assets	14,893	16,046
Total Assets	$3,542,908	$3,501,967
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$123,590	$88,487
Accrued expenses	80,724	69,349
Deferred revenue and customer deposits	21,021	26,250
Floor plan payables - trade	334,919	330,498
Floor plan payables - non-trade	450,247	470,830
Operating lease liabilities - current	7,784	7,445
Current maturities of long-term debt	5,966	7,842
Total current liabilities	1,024,251	1,000,701
Long-term debt, net	1,593,176	1,519,882
Operating lease liabilities - noncurrent	88,781	88,674
Deferred income taxes	23,281	31,401
Total long-term liabilities	1,705,238	1,639,957
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized; 252,037,835 and 251,908,970 shares issued; and 225,779,549 and 233,794,319 shares outstanding, at March 31, 2025 and December 31, 2024, respectively	25	25
Treasury stock, at cost — 26,258,286 and 18,114,651 shares at March 31, 2025 and December 31, 2024, respectively	(120,804)	(88,229)
Additional paid-in capital	1,553,189	1,550,785
Accumulated other comprehensive loss	(14,672)	(14,744)
Accumulated deficit	(604,319)	(586,528)
Total stockholders' equity	813,419	861,309
Total Liabilities and Stockholders' Equity	$3,542,908	$3,501,967
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in $000s)	2025	2024
Operating Activities
Net income (loss)	$(17,791)	$(14,335)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	62,137	56,160
Amortization of debt issuance costs	1,064	1,431
Provision for losses on accounts receivable	2,030	1,882
Share-based compensation	2,404	2,730
Gain on sales and disposals of rental equipment	(9,986)	(11,119)
Change in fair value of derivative and warrants	—	(527)
Deferred tax expense (benefit)	(8,119)	(2,403)
Changes in assets and liabilities:
Accounts and financing receivables	9,132	21,064
Inventories	(26,306)	(116,823)
Prepaids, operating leases and other	(4,756)	(1,645)
Accounts payable	35,230	2,769
Accrued expenses and other liabilities	11,405	(5,745)
Floor plan payables - trade, net	4,421	54,450
Customer deposits and deferred revenue	(5,230)	(2,264)
Net cash flow from operating activities	55,635	(14,375)
Investing Activities
Acquisition of business, net of cash acquired	—	(1,410)
Purchases of rental equipment	(111,933)	(75,552)
Proceeds from sales and disposals of rental equipment	44,547	60,078
Purchase of non-rental property and cloud computing arrangements	(3,920)	(16,527)
Net cash flow for investing activities	(71,306)	(33,411)
Financing Activities
Borrowings under revolving credit facilities	72,575	35,000
Repayments under revolving credit facilities	—	(35,000)
Proceeds from debt, net issuance costs	—	4,200
Principal payments on long-term debt	(2,221)	(2,612)
Acquisition of inventory through floor plan payables - non-trade	125,450	162,781
Repayment of floor plan payables - non-trade	(146,033)	(112,102)
Repurchase of common stock	(32,575)	(6,762)
Share-based payments	—	(10)
Net cash flow from financing activities	17,196	45,495
Effect of exchange rate changes on cash and cash equivalents	50	(28)
Net Change in Cash and Cash Equivalents	1,575	(2,319)
Cash and Cash Equivalents at Beginning of Period	3,805	10,309
Cash and Cash Equivalents at End of Period	$5,380	$7,990

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Three Months Ended March 31,
(in $000s)	2025	2024
Supplemental Cash Flow Information
Interest paid	$26,839	$23,098
Income taxes paid	—	2,133
Non-Cash Investing and Financing Activities
Rental equipment and property and equipment purchases in accounts payable	435	953
Rental equipment sales in accounts receivable	933	2,210
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2024	251,908,970	(18,114,651)	$25	$(88,229)	$1,550,785	$(14,744)	$(586,528)	$861,309
Net income (loss)	—	—	—	—	—	—	(17,791)	(17,791)
Other comprehensive income (loss)	—	—	—	—	—	72	—	72
Common stock repurchases	—	(8,143,635)	—	(32,575)	—	—	—	(32,575)
Share-based payments	128,865	—	—	—	2,404	—	—	2,404
Balance, March 31, 2025	252,037,835	(26,258,286)	$25	$(120,804)	$1,553,189	$(14,672)	$(604,319)	$813,419

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2023	249,903,120	(8,891,788)	$25	$(56,524)	$1,537,553	$(5,978)	$(557,873)	$917,203
Net income (loss)	—	—	—	—	—	—	(14,335)	(14,335)
Other comprehensive income (loss)	—	—	—	—	—	(2,530)	—	(2,530)
Common stock repurchases	—	(1,040,585)	—	(6,381)	—	—	—	(6,381)
Share-based payments	171,990	(9,885)	—	(53)	2,774	—	—	2,721
Balance, March 31, 2024	250,075,110	(9,942,258)	$25	$(62,958)	$1,540,327	$(8,508)	$(572,208)	$896,678
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
The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and the Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements of Custom Truck One Source, Inc. at that date. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements, have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other periods. These interim statements should be read in conjunction with the Custom Truck One Source, Inc. audited consolidated financial statements included in the Custom Truck One Source, Inc. Annual Report on Form 10-K for the year ended December 31, 2024.
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
Recently Adopted Accounting Standards
Income Taxes
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively. The Company adopted ASU 2023-09 on January 1, 2025 and will include the newly required disclosures in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ending December 31, 2025.

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
Note 2: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended March 31,
(in $000s)	2025	2024
United States	$413,552	$397,697
Canada	8,680	13,610
Total Revenue	$422,232	$411,307
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three months ended March 31, 2025 and 2024 are presented in the table below.

	Three Months Ended March 31,			Three Months Ended March 31,
	2025			2024
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$110,285	$—	$110,285	$101,510	$—	$101,510
Shipping and handling	—	5,976	5,976	—	4,661	4,661
Total rental revenue	110,285	5,976	116,261	101,510	4,661	106,171
Sales and services:
Equipment sales	2,161	271,702	273,863	3,018	269,584	272,602
Parts and services	2,673	29,435	32,108	3,244	29,290	32,534
Total sales and services	4,834	301,137	305,971	6,262	298,874	305,136
Total revenue	$115,119	$307,113	$422,232	$107,772	$303,535	$411,307
Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
As of March 31, 2025 and December 31, 2024, the Company had net receivables related to contracts with customers of $107.5 million and $119.9 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had net receivables related to rental contracts and other of $94.8 million and $95.9 million, respectively.
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
Accounts receivable, net consisted of the following:

(in $000s)	March 31, 2025	December 31, 2024
Accounts receivable	$219,283	$233,688
Less: allowance for doubtful accounts	(17,053)	(17,815)
Accounts receivable, net	$202,230	$215,873
For the three months ended March 31, 2025 and 2024, the Company wrote-off $2.8 million and $2.0 million, respectively, of receivables, net of recoveries.
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of March 31, 2025 and December 31, 2024, the Company had approximately $5.0 million and $4.8 million, respectively, of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $16.0 million and $21.5 million in deposits as of March 31, 2025 and December 31, 2024, respectively. Of the $21.5 million deposit liability balance as of December 31, 2024, $18.2 million was recorded as revenue during the three months ended March 31, 2025 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
The Company does not have material contract assets, and as such, did not recognize any material impairments of any contract assets.
Note 3: Sales-Type Leases
Revenue from rental agreements qualifying as sales-type leases was as follows:

	Three Months Ended March 31,
(in $000s)	2025	2024
Equipment sales	$2,161	$3,018
Cost of equipment sales	1,839	2,822
Gross margin	$322	$196
As these transactions remained under rental contracts, $1.9 million and $5.4 million for the three months ended March 31, 2025 and 2024, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $1.0 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively.
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

(in $000s)	March 31, 2025	December 31, 2024
Whole goods	$942,756	$913,571
Aftermarket parts and services inventory	132,879	135,733
Inventory	$1,075,635	$1,049,304
Note 5: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility (as defined below). As of March 31, 2025, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows:

(in $000s)	March 31, 2025	December 31, 2024
Trade:
Daimler Truck Financial	$176,105	$166,409
PACCAR Financial Services	134,316	129,899
Ford Motor Credit Company, LLC	24,498	34,190
Trade floor plan payables	$334,919	$330,498
Non-trade:
PNC Equipment Finance, LLC	$450,247	$470,830
Non-trade floor plan payables	$450,247	$470,830
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $13.3 million and $12.9 million for the three months ended March 31, 2025, and 2024, respectively.
Trade Floor Plan Financing:
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”), which bore interest at a rate of U.S. Prime Rate plus 0.80% after an initial interest free period of up to 150 days. On January 1, 2025, the interest rate was updated to U.S. Prime Rate plus 0.00%. The total borrowing capacity under the Daimler Facility is $225.0 million, however, from time to time, Daimler extends credit to the Company in excess of this amount. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
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
Ford Motor Credit Company, LLC
On April 2, 2024, the Company entered into the Master Loan and Security Agreement with Ford Motor Credit Company, LLC (the “FMCC Facility”), which allows the Company to enter into individual loan supplements which bear interest based on the bank prime loan rate as reported by the Federal Reserve Board for the Friday preceding the last Monday of a given month. The total borrowing capacity under the FMCC Facility as of March 31, 2025 was $42.0 million. The FMCC agreement is evergreen and is subject to termination by either party through written notice.
References to the U.S. Prime Rate in the foregoing agreements represent the rate as published in The Wall Street Journal.
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement, as of March 31, 2025, provides the Company with a $520.0 million revolving credit facility, which matures on August 25, 2025 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.00%.

Note 6: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	March 31, 2025	December 31, 2024
Rental equipment	$1,563,800	$1,522,710
Less: accumulated depreciation	(529,987)	(521,059)
Rental equipment, net	$1,033,813	$1,001,651
Note 7: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s, except interest rate data)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
ABL Facility	$655,475	$582,900	6.4%	7.1%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	17,559	17,648	5.8%	5.8%
Other notes payable	24,970	27,102	3.1%-7.0%	3.1%-7.0%
Total debt outstanding	1,618,004	1,547,650
Deferred financing fees	(18,862)	(19,926)
Total debt, net of deferred financing fees	1,599,142	1,527,724
Less: current maturities	(5,966)	(7,842)
Long-term debt	$1,593,176	$1,519,882
ABL Facility
The Company and certain of its direct and indirect subsidiaries are party to an asset-based revolving credit agreement (the “ABL Credit Agreement”), consisting of a $950.0 million first lien senior secured asset-based revolving credit facility (the “ABL Facility”), which matures on August 9, 2029, or, if earlier, the date that is 91 days prior to the maturity date of the Company’s existing senior notes or any debt that refinances such existing notes. Borrowings under the ABL Facility bear interest at a floating rate, which, at the Company’s election, could be (a) in the case of U.S. dollar denominated loans, either (i) SOFR plus an applicable margin or (ii) the base rate plus an applicable margin; or (b) in the case of Canadian dollar denominated loans, the term Canadian Overnight Repo Rate Average (the “CORRA” rate) plus an applicable margin. The applicable margin varies based on Average Availability (as defined in the ABL Credit Agreement) from (a) with respect to base rate loans, 0.50% to 1.00% and (b) with respect to SOFR loans and CORRA rate loans, 1.50% to 2.00%.
Note 8: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the effects of potentially dilutive shares of common stock, if dilutive. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation. On July 31, 2024, all of the Company’s stock purchase warrants expired and were unexercised. Our potentially dilutive shares aggregated 5.5 million and 31.4 million for the three months ended March 31, 2025 and 2024, respectively, and were not included in the computation of diluted earnings (loss) per share because the impact would have been anti-dilutive.
The following tables set forth the computation of basic and dilutive earnings (loss) per share:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in $000s, except per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(17,791)	228,276	$(0.08)	$(14,335)	240,364	$(0.06)
Dilutive common share equivalents	—	—	—	—	—	—
Diluted earnings (loss) per share	$(17,791)	228,276	$(0.08)	$(14,335)	240,364	$(0.06)

Note 9: Equity
Preferred Stock
As of both March 31, 2025 and December 31, 2024, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of both March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
Common Stock
As of both March 31, 2025 and December 31, 2024, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing for the repurchase of up to $30 million of the Company’s shares of common stock, which authorization was further increased by $25 million of shares on September 14, 2023, and increased again by $25 million of shares on March 11, 2024, upon exhaustion of prior authorization. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. At March 31, 2025, $1.9 million was available under the stock repurchase program.
Earnout Shares
Pursuant to the Stockholders’ Agreement dated July 31, 2019 (as amended and restated from time to time, the “Stockholders’ Agreement”), certain stockholders agreed to restrictions on approximately 3,100,000 of their shares of the Company’s common stock (the “Earnout Shares”). The Earnout Shares shall be automatically forfeited by the holders thereof to the Company for no consideration with respect to (i) 2.8 million shares unless the trading price of the common stock equals or exceeds certain price targets by July 31 2024 (the “Minimum and Second Target Earnout Shares”), which Minimum and Second Target Earnout Shares were forfeited on July 31, 2024; and (ii) 0.3 million shares unless the trading price of the common stock equals or exceeds $19.00 per share for any period of 20 trading days out of 30 consecutive trading days to and including July 31, 2026 (the “Maximum Target Earnout Shares”).
Energy Capital Partners Stock Repurchase
On January 30, 2025, the Company purchased 8,143,635 shares of the Company’s common stock from affiliates of ECP (“Repurchase from ECP”), at a purchase price of $4.00 per share, which represents an approximately 23% discount from the price of $5.19 per share of common stock at the close of trading on January 29, 2025, for an aggregate purchase price of $32.6 million. The transaction was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors and the purchased shares are held in treasury.
Note 10: Fair Value Measurements
The FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.

The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
March 31, 2025
ABL Facility	$655,475	$—	$655,475	$—
2029 Secured Notes	920,000	—	848,700	—
2023 Credit Facility	17,559	—	17,559	—
Other notes payable	24,971	—	24,971	—

December 31, 2024
ABL Facility	$582,900	$—	$582,900	$—
2029 Secured Notes	920,000	—	859,050	—
2023 Credit Facility	17,648	—	17,733	—
Other notes payable	27,102	—	27,102	—
The carrying amounts of the ABL Facility, 2023 Credit Facility and other notes payable approximated fair value as of March 31, 2025 and December 31, 2024 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers.
Note 11: Income Taxes
For interim periods, we estimate our annual effective tax rate, exclusive of discrete items, which is derived primarily by our estimate of our valuation allowance as of the end of our fiscal year. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 differs from the U.S. federal statutory tax rate due to the recording of valuation allowances. We recorded an income tax benefit of $7.7 million for the three months ended March 31, 2025 resulting in an effective tax rate of 30.2% compared to an income tax benefit of $1.9 million for the comparable prior year period, at an effective tax rate of 12.0%. The increase in the effective tax rate for the three months ended March 31, 2025 compared to same period in 2024, was primarily due to the impact of permanent adjustments partially offset by the valuation allowance.
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
Other — The Company has purchased products and aircraft charter services from entities owned by members of the Company’s management and their immediate families. Product purchases and charter services payments related to these transactions are immaterial. Expenses for products and air travel services are recorded in selling, general, and administrative expenses.
Management Fees — The Company is obligated under a Corporate Advisory Services Agreement with Platinum, under which management fees are payable to Platinum quarterly. The management fees are recorded in transaction expenses and other in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Energy Capital Partners Stock Repurchase — On January 30, 2025, the Company purchased 8,143,635 shares of Common Stock from affiliates of ECP, at a purchase price of $4.00 per share, which represents an approximately 23% discount from the price of $5.19 per share of Common Stock at the close of trading on January 29, 2025, for an aggregate purchase price of $32.6 million. The transaction was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors and the purchased shares are held in treasury.
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended March 31,
(in $000s)	2025	2024
Total revenues from transactions with related parties	$4,672	$3,677
Expenses incurred from transactions with related parties included in cost of revenue	$110	$466
Expenses incurred from transactions with related parties included in operating expenses	$559	$1,273
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	March 31, 2025	December 31, 2024
Accounts receivable from related parties	$1,866	$3,688
Accounts payable to related parties	$220	$211
Note 14: Segments
Our operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on gross profit. Gross profit aids the Chief Operating Decision Maker (“CODM”) in managing the inventory levels and rental fleet, entering into significant revenue contracts, expanding into new markets or launching new products, making capital expenditures, designing and implementing key marketing strategies, personnel changes, and approving operating budgets. Significant expense categories that are regularly reviewed by the operating segments’ CODM are disclosed below. The CODM for all segments is the Company’s Chief Executive Officer. We manage the business in three reporting segments: Equipment Rental Solutions (“ERS”),

Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). Transactions between our segments consist of equipment produced by TES that is sold to ERS for inclusion in its fleet of rental equipment. Additionally, TES and APS provide repair and maintenance services to ERS for maintenance of its rental fleet. Transactions between segments are at cost and intersegment sales and purchases are eliminated in consolidation.

The Company’s segment results are presented in the tables below:

	Three Months Ended March 31,
	2025
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$112,965	$—	$3,296	$116,261
Equipment sales	41,383	232,480	—	273,863
Parts and services	—	—	32,108	32,108
Total revenue	154,348	232,480	35,404	422,232
Cost of revenue:
Rentals/parts and services	30,388	—	27,740	58,128
Equipment sales	31,007	197,470	—	228,477
Depreciation of rental equipment	49,324	—	767	50,091
Total cost of revenue	110,719	197,470	28,507	336,696
Gross profit	$43,629	$35,010	$6,897	$85,536

	Three Months Ended March 31,
	2024
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$103,288	$—	$2,883	106,171
Equipment sales	32,740	239,862	—	272,602
Parts and services	—	—	32,534	32,534
Total revenue	136,028	239,862	35,417	411,307
Cost of revenue:
Rentals/parts and services	29,800	—	26,254	56,054
Equipment sales	24,098	196,702	—	220,800
Depreciation of rental equipment	42,697	—	1,047	43,744
Total cost of revenue	96,595	196,702	27,301	320,598
Gross profit	$39,433	$43,160	$8,116	$90,709

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
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated income (loss) before income taxes:

	Three Months Ended March 31,
(in $000s)	2025	2024
Gross profit	$85,536	$90,709
Selling, general and administrative expenses	59,451	57,995
Amortization	6,680	6,578
Non-rental depreciation	3,340	2,920
Transaction expenses and other	3,660	4,846
Interest expense, net	38,913	37,915
Financing and other expense (income)	(1,016)	(3,262)
Income (loss) before income taxes	$(25,492)	$(16,283)
The following table presents total assets by country:

(in $000s)	March 31, 2025	December 31, 2024
Assets:
United States	$3,436,633	$3,385,786
Canada	106,275	116,181
Total Assets	$3,542,908	$3,501,967

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated as such. These statements often include words such as “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “suggests,” “plans,” “targets,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose,” “could,” “would,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this report, you should understand that these statements are not guarantees of performance or results and are subject to and involve risks, uncertainties and assumptions. You should not place undue reliance on these forward-looking statements or projections. Below is a summary of risk factors applicable to us that may materially affect such forward-looking statements and projections:
•increases in labor costs, changes in U.S. trade policy including tariffs, our inability to obtain raw materials, component parts and/or finished goods in a timely and cost-effective manner, and our inability to manage our rental equipment in an effective manner;
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
•uncertainty relating to macroeconomic conditions, unfavorable conditions in the capital and credit markets and our customers’ inability to obtain additional capital as required;
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

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. See “Risk Factors” in Part I, Item 1A of the Annual Report for the year ended December 31, 2024 and in Part II, Item 1A of this report, for additional risks.

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
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of March 31, 2025, this equipment (the “rental fleet”) is comprised of approximately 10,300 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet of the foregoing products.
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
Results of Operations
Three months ended March 31, 2025, compared to the same period in 2024
Condensed Consolidated Results of Operations

	Three Months Ended
(in $000s)	March 31, 2025	% of revenue	March 31, 2024	% of revenue	$ Change	% change	December 31, 2024	% of revenue
Rental revenue	$116,261	27.5%	$106,171	25.8%	$10,090	9.5%	$125,461	24.1%
Equipment sales	273,863	64.9%	272,602	66.3%	1,261	0.5%	359,325	69.0%
Parts sales and services	32,108	7.6%	32,534	7.9%	(426)	(1.3)%	35,954	6.9%
Total revenue	422,232	100.0%	411,307	100.0%	10,925	2.7%	520,740	100.0%
Cost of revenue, excluding rental equipment depreciation	286,605	67.9%	276,854	67.3%	9,751	3.5%	353,107	67.8%
Depreciation of rental equipment	50,091	11.9%	43,744	10.6%	6,347	14.5%	49,168	9.4%
Gross profit	85,536	20.3%	90,709	22.1%	(5,173)	(5.7)%	118,465	22.7%
Operating expenses	73,131		72,339		792	1.1%	51,183
Operating income	12,405		18,370		(5,965)	(32.5)%	67,282
Total other expense	37,897		34,653		3,244	9.4%	40,758
Income (loss) before income taxes	(25,492)		(16,283)		(9,209)	56.6%	26,524
Income tax expense (benefit)	(7,701)		(1,948)		(5,753)	295.3%	(1,050)
Net income (loss)	$(17,791)		$(14,335)		$(3,456)	24.1%	$27,574

Total Revenue - The increase in total revenue for the three months ended March 31, 2025, compared to the same period in 2024 is a result of higher rental revenue driven by higher average OEC on rent.
Cost of Revenue, Excluding Rental Equipment Depreciation - The increase in cost of revenue, excluding rental equipment depreciation for the three months ended March 31, 2025, compared to the same period in 2024, was driven primarily by the increase in equipment sales volume during the quarter.
Depreciation of Rental Equipment - Depreciation of our rental equipment increased in the three months ended March 31, 2025, compared to the same period in 2024, as a result of higher rental equipment levels.
Operating Expenses - Operating expenses increased in the three months ended March 31, 2025, compared to the same period in 2024, primarily as a result of an increase in general and administrative expenses due to increased compensation.
Total Other Expense - Other expense increased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to the increase in interest expense from variable rate debt and floor plan financing liabilities.
Income Tax Expense (Benefit) - Income tax benefit for the three months ended March 31, 2025 was $7.7 million, resulting in an effective tax rate of 30.2%. Income tax benefit for the three months ended March 31, 2024 was $1.9 million, at an effective tax rate of 12.0%. The changes in the effective tax rates were primarily due to the impact of permanent adjustments partially offset by the valuation allowance.
Net Income (loss) - Net loss increased for the three months ended March 31, 2025, compared to the same period in 2024, due to decreased gross profit and higher interest expense on variable-rate debt and variable-rate floor plan liabilities.

Operating Metrics
We principally evaluate operational performance based on the following metrics: ending OEC, average OEC on rent, fleet utilization, and OEC on rent yield. We also report sales order backlog related to our customers’ orders for new vocational heavy duty trucks as an indicator of the demand environment for our products. The table below presents these key measures.

	Three Months Ended
(in $000s)	March 31, 2025	March 31, 2024	Change	% Change	December 31, 2024	% Change
Ending OEC	$1,548,210	$1,452,856	$95,354	6.6%	$1,515,461	2.2%
Average OEC on rent	$1,202,285	$1,065,695	$136,590	12.8%	$1,211,082	(0.7)%
Fleet utilization	77.7%	73.3%	4.4%	6.0%	78.9%	(1.5)%
OEC on rent yield	38.5%	40.5%	(2.0)%	(4.9)%	38.6%	(0.3)%
Sales order backlog	$420,149	$537,292	$(117,143)	(21.8)%	$368,779	13.9%

Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended
(in $000s)	March 31, 2025	March 31, 2024	$ Change	% Change	December 31, 2024	% Change
Rental revenue	$112,965	$103,288	$9,677	9.4%	$120,863	(6.5)%
Equipment sales	41,383	32,740	8,643	26.4%	51,612	(19.8)%
Total revenue	154,348	136,028	18,320	13.5%	172,475	(10.5)%
Cost of rental revenue	30,388	29,800	588	2.0%	28,294	7.4%
Cost of equipment sales	31,007	24,098	6,909	28.7%	39,364	(21.2)%
Depreciation of rental equipment	49,324	42,697	6,627	15.5%	48,266	2.2%
Total cost of revenue	110,719	96,595	14,124	14.6%	115,924	(4.5)%
Gross profit	$43,629	$39,433	$4,196	10.6%	$56,551	(22.9)%

Total Revenue - The increase in total revenue for the ERS segment for the three months ended March 31, 2025, compared to the same period in 2024, was due to an increase in rental revenue and rental equipment sales. Rental revenue increased as a result of higher fleet utilization of 4.4% driven by higher average OEC on rent. Used equipment sales increased as a result of the improved market demand for used equipment over new equipment due to the ongoing high-interest rate environment.
Cost of Revenue - The increase in total cost of revenue for the three months ended March 31, 2025, compared to the same period in 2024, was largely due to the increase in rental equipment sales volume.
Depreciation - Depreciation of our rental equipment increased for the three months ended March 31, 2025, compared to the same period in 2024, as a result of higher rental equipment levels.
Gross Profit - The increase in gross profit for the three months ended March 31, 2025, compared to the same period in 2024, was due to the increase in rental revenues and equipment sales for the period.

Truck and Equipment Sales (TES) Segment

	Three Months Ended
(in $000s)	March 31, 2025	March 31, 2024	$ Change	% Change	December 31, 2024	% Change
Equipment sales	$232,480	$239,862	$(7,382)	(3.1)%	$307,713	(24.4)%
Cost of equipment sales	197,470	196,702	768	0.4%	256,738	(23.1)%
Gross profit	$35,010	$43,160	$(8,150)	(18.9)%	$50,975	(31.3)%

Equipment Sales - Equipment sales decreased for the three months ended March 31, 2025, compared to the same period in 2024. The decline in new equipment sales is driven by pricing pressures due to the ongoing high-interest rate environment and the mix of equipment sold.
Cost of Equipment Sales - Cost of equipment sales increased for the three months ended March 31, 2025, compared to the same period in 2024, due to the increase in equipment sales volume.
Gross Profit - The decrease in gross profit for the three months ended March 31, 2025, compared to the same period in 2024, was due to to the pricing pressures on new truck sales as well as the mix of equipment sold.

Aftermarket Parts and Services (APS) Segment

	Three Months Ended
(in $000s)	March 31, 2025	March 31, 2024	$ Change	% Change	December 31, 2024	% Change
Rental revenue	$3,296	$2,883	$413	14.3%	$4,598	(28.3)%
Parts and services revenue	32,108	32,534	(426)	(1.3)%	35,954	(10.7)%
Total revenue	35,404	35,417	(13)	—%	40,552	(12.7)%
Cost of revenue	27,740	26,254	1,486	5.7%	28,711	(3.4)%
Depreciation of rental equipment	767	1,047	(280)	(26.7)%	902	(15.0)%
Total cost of revenue	28,507	27,301	1,206	4.4%	29,613	(3.7)%
Gross profit	$6,897	$8,116	$(1,219)	(15.0)%	$10,939	(37.0)%

Total Revenue - Total revenue was flat for the three months ended March 31, 2025, compared to the same period in 2024.
Cost of Revenue - Cost of revenue increased for the three months ended March 31, 2025, compared to the same period in 2024, as a result of higher costs of materials.
Gross Profit - The decrease in gross profit for the three months ended March 31, 2025, compared to the same period in 2024, was primarily driven by the decrease in parts and services revenue with an increase in costs of materials driving gross profit down.
Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months and beyond. As of March 31, 2025, we had $5.4 million in cash and cash equivalents compared to $3.8 million as of December 31, 2024. As of March 31, 2025 and December 31, 2024, we had $655.5 million and $582.9 million of outstanding borrowings under our ABL Facility, respectively. Availability under the ABL Facility was $289.9 million as of March 31, 2025, and based on our borrowing base, we have an additional $161.4 million of suppressed availability that we can potentially utilize by upsizing our existing facility. For further information on the ABL Facility, see Note 7: Long-Term Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Loan Covenants and Compliance
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit Nesco Holdings II, Inc., our wholly owned subsidiary (the “Borrower” with respect to the ABL Facility, or the “Issuer” with respect to the Indenture, defined below) and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of the Borrower’s restricted subsidiaries to pay dividends; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Borrower’s assets; enter into certain transactions with the Borrower’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Borrower and its restricted subsidiaries are permitted to make. Unlimited dividends under the ABL Facility may be permitted so long as, on a pro forma basis, “distribution conditions” (as defined in the ABL Credit Agreement governing the ABL Facility) are satisfied. As of March 31, 2025, the Company’s distribution conditions were satisfied and, as a result, the Company determined there were no restrictions on distributions by the Borrower and its restricted subsidiaries by the ABL Credit Agreement.
The 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”) were issued pursuant to the indenture governing our 2029 Secured Notes (the “Indenture”) which contains covenants that limit the Issuer’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Issuer’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Issuer’s subsidiaries as unrestricted subsidiaries. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Issuer and its restricted subsidiaries are permitted to make. Unlimited dividends, under the Indenture, may be made so long as after giving effect to making the dividends, the Consolidated Total Debt Ratio would be no greater than 5.00 to 1.00 on a pro forma basis. As of March 31, 2025, the Company’s Consolidated Total Debt Ratio was not greater than 5.00 to 1.00 and, as a result, the Company determined there were no restrictions on distributions by the Issuer and its restricted subsidiaries by the Indenture. For further information on the ABL Facility and Indenture, see Note 8: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed on March 4, 2025.
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

The following table provides the calculation of Adjusted EBITDA pursuant to the ABL Credit Agreement and the Indenture.

	Three Months Ended		Three Months Ended December 31, 2024
(in $000s)	March 31, 2025	March 31, 2024
Net income (loss)	$(17,791)	$(14,335)	$27,574
Interest expense	25,616	25,015	26,721
Income tax expense (benefit)	(7,701)	(1,948)	(1,050)
Depreciation and amortization	62,511	56,161	62,554
EBITDA	62,635	64,893	115,799
Adjustments:
Non-cash purchase accounting impact (1)	4,181	2,960	4,547
Transaction and integration costs (2)	3,660	4,846	3,231
Sales-type lease adjustment (3)	546	2,474	(1,171)
Gain on sale leaseback transaction (4)	—	—	(23,497)
Share-based payments (5)	2,404	2,730	3,111
Change in fair value of derivative and warrants (6)	—	(527)	—
Adjusted EBITDA	$73,426	$77,376	$102,020
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

	Three Months Ended		Three Months Ended December 31, 2024
(in $000s)	March 31, 2025	March 31, 2024
Equipment sales	$(2,161)	$(3,018)	$(1,576)
Cost of equipment sales	1,839	2,822	1,263
Gross margin	(322)	(196)	(313)
Interest income	(1,012)	(2,742)	(2,494)
Rental invoiced	1,880	5,412	1,636
Sales-type lease adjustment	$546	$2,474	$(1,171)
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
(5) Represents non-cash share-based compensation expense associated with the issuance of restricted stock units.
(6) Represents the charge to earnings for the change in fair value of the liability for warrants. On July 31, 2024, all of the Company’s stock purchase warrants expired and were unexercised.

The following table presents the calculation of Net Debt and Net Leverage Ratio:

(in $000s)	March 31, 2025	December 31, 2024
Current maturities of long-term debt	$5,966	$7,842
Long-term debt, net	1,593,176	1,519,882
Deferred financing fees	18,862	19,926
Less: cash and cash equivalents	(5,380)	(3,805)
Net Debt	$1,612,624	$1,543,845
Divided by: LTM Adjusted EBITDA (1)	335,707	339,657
Net Leverage Ratio	4.80	4.55
(1) The following tables present the calculation of LTM Adjusted EBITDA for the period ended March 31, 2025 and December 31, 2024:

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	March 31, 2025	March 31, 2024	December 31, 2024	March 31, 2025
Net income (loss)	$(17,791)	$(14,335)	$(28,655)	$(32,111)
Interest expense	25,616	25,015	105,895	106,496
Income tax expense (benefit)	(7,701)	(1,948)	(532)	(6,285)
Depreciation and amortization	62,511	56,161	235,807	242,157
EBITDA	62,635	64,893	312,515	310,257
Adjustments:
Non-cash purchase accounting impact	4,181	2,960	16,833	18,054
Transaction and integration costs	3,660	4,846	17,915	16,729
Sales-type lease adjustment	546	2,474	4,559	2,631
Gain on sale leaseback transaction	—	—	(23,497)	(23,497)
Share-based payments	2,404	2,730	11,859	11,533
Change in fair value of warrants	—	(527)	(527)	—
Adjusted EBITDA	$73,426	$77,376	$339,657	$335,707

Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Three Months Ended March 31,
(in $000s)	2025	2024
Net cash flow from operating activities	$55,635	$(14,375)
Net cash flow for investing activities	(71,306)	(33,411)
Net cash flow from financing activities	17,196	45,495
Effect of exchange rate changes on cash and cash equivalents	50	(28)
Net change in cash and cash equivalents	$1,575	$(2,319)
As of March 31, 2025, we had cash and cash equivalents of $5.4 million, an increase of $1.6 million from December 31, 2024. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility, and availability under our credit facilities.
Cash Flows from Operating Activities
Net cash from operating activities was $55.6 million for the three months ended March 31, 2025, as compared to net cash used in operating activities of $14.4 million in the same period of 2024. The change year over year is driven by lower levels of inventory production in 2025 compared to 2024.

Cash Flows for Investing Activities
Net cash used in investing activities was $71.3 million for the three months ended March 31, 2025, as compared to $33.4 million in the same period of 2024. The increase in cash used in investing activities was primarily due to an increase in purchases of rental equipment of $36.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $17.2 million for the three months ended March 31, 2025, as compared to $45.5 million in the same period of 2024. The decrease in cash provided by financing activities was primarily due to an increase in repurchases of common stock of $25.8 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the ABL Credit Facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of March 31, 2025, we had $1,440.6 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under floor plan financing and the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense under floor plan financing and the ABL Facility by approximately $1.8 million on an annual basis.
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
Foreign currency exchange rate risk
During the three months ended March 31, 2025, we generated $8.7 million of revenues denominated in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.3 million on an annual basis. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
(b) Changes to Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
No material changes occurred to the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
The following table contains information regarding our purchases of our common stock during the three months ended March 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $000s)
January 1, 2025 - January 31, 2025	8,143,635	$4.00	—	$1,892
February 1, 2025 - February 28, 2025	—	—	—	$1,892
March 1, 2025 - March 31, 2025	—	—	—	$1,892
Total	8,143,635	$4.00	—
On January 30, 2025, the Company purchased 8,143,635 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from affiliates of Energy Capital Partners, at a purchase price of $4.00 per share, which represents an approximately 23% discount from the price of $5.19 per share of Common Stock at the close of trading on January 29, 2025, for an aggregate purchase price of $32.6 million. The transaction was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors and the purchased shares are held in treasury.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
On April 28, 2025, the Company entered into a cash retention award agreement (the “Retention Bonus Letters”) with each of Ryan McMonagle, Christopher Eperjesy, Joseph Ross, Thomas Rich and Paul Jolas. The Retention Bonus Letters entitle the executives to receive retention bonuses in the amount of $425,000, $195,000, $162,500, $162,500 and $139,750, respectively, upon the earlier of September 1, 2026 and the attainment of certain performance goals related to corporate milestones, subject to the executive’s continued employment through such date. The foregoing summary is qualified in its entirety by reference to the Retention Bonus Letters, which are attached hereto as Exhibits 10.1 through 10.5 and incorporated herein by reference.

Item 6.    Exhibits

Exhibit No.	Description
10.1*+	Retention Bonus Letter Agreement, by and between Ryan McMonagle and Custom Truck One Source, Inc., dated April 28, 2025
10.2*+	Retention Bonus Letter Agreement, by and between Christopher Eperjesy and Custom Truck One Source, Inc., dated April 28, 2025
10.3*+	Retention Bonus Letter Agreement, by and between Joseph Ross and Custom Truck One Source, Inc., dated April 28, 2025
10.4*+	Retention Bonus Letter Agreement, by and between Thomas Rich and Custom Truck One Source, Inc., dated April 28, 2025
10.5*+	Retention Bonus Letter Agreement, by and between Paul Jolas and Custom Truck One Source, Inc., dated April 28, 2025
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.
+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	April 30, 2025	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	April 30, 2025	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer