Form 10-Q
period 2025-06-30
Custom Truck One Source, Inc.
filed 2025-07-30
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of common stock outstanding as of July 28, 2025 was 226,559,586.

Custom Truck One Source, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s, except per share data)	2025	2024	2025	2024
Revenue
Rental revenue	$120,814	$102,997	$237,075	$209,168
Equipment sales	356,112	285,633	629,975	558,235
Parts sales and services	34,557	34,383	66,665	66,917
Total revenue	511,483	423,013	933,715	834,320
Cost of Revenue
Cost of rental revenue	30,338	29,295	60,738	59,120
Depreciation of rental equipment	54,007	44,585	104,098	88,329
Cost of equipment sales	296,672	231,318	525,149	452,118
Cost of parts sales and services	27,924	28,548	55,652	54,777
Total cost of revenue	408,941	333,746	745,637	654,344
Gross Profit	102,542	89,267	188,078	179,976
Operating Expenses
Selling, general and administrative expenses	59,165	55,697	118,616	113,692
Amortization	6,911	6,692	13,591	13,270
Non-rental depreciation	3,232	3,360	6,572	6,280
Transaction expenses and other	5,303	5,844	8,963	10,690
Total operating expenses	74,611	71,593	147,742	143,932
Operating Income	27,931	17,674	40,336	36,044
Other Expense
Interest expense, net	40,204	42,401	79,117	80,316
Financing and other expense (income)	(1,371)	(3,319)	(2,387)	(6,581)
Total other expense	38,833	39,082	76,730	73,735
Income (Loss) Before Income Taxes	(10,902)	(21,408)	(36,394)	(37,691)
Income Tax Expense (Benefit)	17,478	3,070	9,777	1,122
Net Income (Loss)	$(28,380)	$(24,478)	$(46,171)	$(38,813)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$4,766	$(939)	$4,838	$(3,469)
Other Comprehensive Income (Loss)	4,766	(939)	4,838	(3,469)
Comprehensive Income (Loss)	$(23,614)	$(25,417)	$(41,333)	$(42,282)

Net Income (Loss) Per Share:
Basic	$(0.13)	$(0.10)	$(0.20)	$(0.16)
Diluted	$(0.13)	$(0.10)	$(0.20)	$(0.16)
Weighted-Average Common Shares Outstanding:
Basic	226,477	239,727	227,371	240,045
Diluted	226,477	239,727	227,371	240,045
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$5,259	$3,805
Accounts receivable, net	188,994	215,873
Financing receivables, net	7,834	8,913
Inventory	1,089,245	1,049,304
Prepaid expenses and other	39,583	23,557
Total current assets	1,330,915	1,301,452
Property and equipment, net	129,335	130,923
Rental equipment, net	1,055,115	1,001,651
Goodwill	705,233	704,806
Intangible assets, net	239,148	252,393
Operating lease assets	103,326	94,696
Other assets	13,852	16,046
Total Assets	$3,576,924	$3,501,967
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$128,613	$88,487
Accrued expenses	87,839	69,349
Deferred revenue and customer deposits	21,474	26,250
Floor plan payables - trade	408,274	330,498
Floor plan payables - non-trade	381,917	470,830
Operating lease liabilities - current	8,409	7,445
Current maturities of long-term debt	23,114	7,842
Total current liabilities	1,059,640	1,000,701
Long-term debt, net	1,589,883	1,519,882
Operating lease liabilities - noncurrent	97,886	88,674
Deferred income taxes	39,388	31,401
Total long-term liabilities	1,727,157	1,639,957
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized; 253,246,030 and 251,908,970 shares issued; and 226,559,586 and 233,794,319 shares outstanding, at June 30, 2025 and December 31, 2024, respectively	25	25
Treasury stock, at cost — 26,686,444 and 18,114,651 shares at June 30, 2025 and December 31, 2024, respectively	(122,602)	(88,229)
Additional paid-in capital	1,555,309	1,550,785
Accumulated other comprehensive loss	(9,906)	(14,744)
Accumulated deficit	(632,699)	(586,528)
Total stockholders' equity	790,127	861,309
Total Liabilities and Stockholders' Equity	$3,576,924	$3,501,967
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in $000s)	2025	2024
Operating Activities
Net income (loss)	$(46,171)	$(38,813)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	128,168	113,958
Amortization of debt issuance costs	2,222	2,879
Provision for losses on accounts receivable	5,008	7,058
Share-based compensation	4,179	6,329
Gain on sales and disposals of rental equipment	(21,599)	(23,589)
Change in fair value of derivative and warrants	—	(527)
Deferred tax expense (benefit)	7,653	270
Changes in assets and liabilities:
Accounts and financing receivables	23,375	24,605
Inventories	(37,760)	(182,751)
Prepaids, operating leases and other	(14,541)	4,853
Accounts payable	39,504	3,138
Accrued expenses and other liabilities	18,368	(20,045)
Floor plan payables - trade, net	77,776	132,304
Customer deposits and deferred revenue	(4,829)	(6,261)
Net cash flow from operating activities	181,353	23,408
Investing Activities
Acquisition of business, net of cash acquired	—	(6,015)
Purchases of rental equipment	(225,299)	(165,214)
Proceeds from sales and disposals of rental equipment	93,967	99,576
Purchase of non-rental property and cloud computing arrangements	(8,475)	(27,035)
Net cash flow for investing activities	(139,807)	(98,688)
Financing Activities
Borrowings under revolving credit facilities	144,269	97,520
Repayments under revolving credit facilities	(56,694)	(62,521)
Proceeds from debt, net issuance costs	—	4,200
Principal payments on long-term debt	(4,523)	(5,259)
Acquisition of inventory through floor plan payables - non-trade	237,812	320,325
Repayment of floor plan payables - non-trade	(326,725)	(256,827)
Repurchase of common stock	(32,575)	(23,014)
Share-based payments	(1,453)	(1,451)
Net cash flow from financing activities	(39,889)	72,973
Effect of exchange rate changes on cash and cash equivalents	(203)	57
Net Change in Cash and Cash Equivalents	1,454	(2,250)
Cash and Cash Equivalents at Beginning of Period	3,805	10,309
Cash and Cash Equivalents at End of Period	$5,259	$8,059

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Six Months Ended June 30,
(in $000s)	2025	2024
Supplemental Cash Flow Information
Interest paid	$77,619	$76,175
Income taxes paid	697	4,105
Non-Cash Investing and Financing Activities
Rental equipment and property and equipment purchases in accounts payable	1,052	1,128
Rental equipment sales in accounts receivable	1,775	8,937
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2024	251,908,970	(18,114,651)	$25	$(88,229)	$1,550,785	$(14,744)	$(586,528)	$861,309
Net income (loss)	—	—	—	—	—	—	(17,791)	(17,791)
Other comprehensive income (loss)	—	—	—	—	—	72	—	72
Common stock repurchases	—	(8,143,635)	—	(32,575)	—	—	—	(32,575)
Share-based payments	128,865	—	—	—	2,404	—	—	2,404
Balance, March 31, 2025	252,037,835	(26,258,286)	25	(120,804)	1,553,189	(14,672)	(604,319)	813,419
Net income (loss)	—	—	—	—	—	—	(28,380)	(28,380)
Other comprehensive income (loss)	—	—	—	—	—	4,766	—	4,766
Common stock repurchases	—	—	—	—	—	—	—	—
Share-based payments	1,208,195	(428,158)	—	(1,798)	2,120	—	—	322
Balance, June 30, 2025	253,246,030	(26,686,444)	$25	$(122,602)	$1,555,309	$(9,906)	$(632,699)	$790,127

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2023	249,903,120	(8,891,788)	$25	$(56,524)	$1,537,553	$(5,978)	$(557,873)	$917,203
Net income (loss)	—	—	—	—	—	—	(14,335)	(14,335)
Other comprehensive income (loss)	—	—	—	—	—	(2,530)	—	(2,530)
Common stock repurchases	—	(1,040,585)	—	(6,381)	—	—	—	(6,381)
Share-based payments	171,990	(9,885)	—	(53)	2,774	—	—	2,721
Balance, March 31, 2024	250,075,110	(9,942,258)	25	(62,958)	1,540,327	(8,508)	(572,208)	896,678
Net income (loss)	—	—	—	—	—	—	(24,478)	(24,478)
Other comprehensive income (loss)	—	—	—	—	—	(939)	—	(939)
Common stock repurchases	—	(3,589,436)	—	(16,736)	—	—	—	(16,736)
Share-based payments	1,336,574	(408,262)	—	(2,400)	4,557	—	—	2,157
Balance, June 30, 2024	251,411,684	(13,939,956)	$25	$(82,094)	$1,544,884	$(9,447)	$(596,686)	$856,682
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
Note 2: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2025	2024	2025	2024
United States	$499,582	$414,066	$913,134	$811,763
Canada	11,901	8,947	20,581	22,557
Total Revenue	$511,483	$423,013	$933,715	$834,320
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three and six months ended June 30, 2025 and 2024 are presented in the table below.

	Three Months Ended June 30,			Three Months Ended June 30,
	2025			2024
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$114,639	$—	$114,639	$98,205	$—	$98,205
Shipping and handling	—	6,175	6,175	—	4,792	4,792
Total rental revenue	114,639	6,175	120,814	98,205	4,792	102,997
Sales and services:
Equipment sales	984	355,128	356,112	1,554	284,079	285,633
Parts and services	3,709	30,848	34,557	2,626	31,757	34,383
Total sales and services	4,693	385,976	390,669	4,180	315,836	320,016
Total revenue	$119,332	$392,151	$511,483	$102,385	$320,628	$423,013

	Six Months Ended June 30,			Six Months Ended June 30,
	2025			2024
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$224,924	$—	$224,924	$199,715	$—	$199,715
Shipping and handling	—	12,151	12,151	—	9,453	9,453
Total rental revenue	224,924	12,151	237,075	199,715	9,453	209,168
Sales and services:
Equipment sales	3,145	626,830	629,975	4,572	553,663	558,235
Parts and services	6,382	60,283	66,665	5,870	61,047	66,917
Total sales and services	9,527	687,113	696,640	10,442	614,710	625,152
Total revenue	$234,451	$699,264	$933,715	$210,157	$624,163	$834,320

Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
As of June 30, 2025 and December 31, 2024, the Company had net receivables related to contracts with customers of $96.4 million and $119.9 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had net receivables related to rental contracts and other of $92.6 million and $95.9 million, respectively.
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
Accounts receivable, net consisted of the following:

(in $000s)	June 30, 2025	December 31, 2024
Accounts receivable	$206,499	$233,688
Less: allowance for doubtful accounts	(17,505)	(17,815)
Accounts receivable, net	$188,994	$215,873
For the six months ended June 30, 2025 and 2024, the Company wrote-off $5.3 million and $7.0 million, respectively, of receivables, net of recoveries.

When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of June 30, 2025 and December 31, 2024, the Company had approximately $4.4 million and $4.8 million, respectively, of deferred rental revenue. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $17.1 million and $21.5 million in deposits as of June 30, 2025 and December 31, 2024, respectively. Of the $21.5 million deposit liability balance as of December 31, 2024, $20.8 million was recorded as revenue during the six months ended June 30, 2025 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
The Company does not have material contract assets, and as such, did not recognize any material impairments of any contract assets.
Note 3: Sales-Type Leases
Revenue from rental agreements qualifying as sales-type leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2025	2024	2025	2024
Equipment sales	$984	$1,554	$3,145	$4,572
Cost of equipment sales	949	1,229	2,788	4,051
Gross margin	$35	$325	$357	$521
As these transactions remained under rental contracts, $1.8 million and $5.6 million for the three months ended June 30, 2025 and 2024, respectively, and $3.7 million and $11.0 million for the six months ended June 30, 2025 and 2024, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $1.3 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively, and $2.3 million and $6.0 million for the six months ended June 30, 2025 and 2024, respectively.
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

(in $000s)	June 30, 2025	December 31, 2024
Whole goods	$958,697	$913,571
Aftermarket parts and services inventory	130,548	135,733
Inventory	$1,089,245	$1,049,304
Note 5: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility (as defined below). As of June 30, 2025, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows:

(in $000s)	June 30, 2025	December 31, 2024
Trade:
Daimler Truck Financial	$191,816	$166,409
PACCAR Financial Services	176,790	129,899
Ford Motor Credit Company, LLC	39,668	34,190
Trade floor plan payables	$408,274	$330,498
Non-trade:
PNC Equipment Finance, LLC	$381,917	$470,830
Non-trade floor plan payables	$381,917	$470,830

Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $13.8 million and $27.1 million for the three and six months ended June 30, 2025, respectively, and $15.4 million and $28.3 million for the same periods in 2024.
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
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $175.0 million as of June 30, 2025, to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of U.S. Prime Rate minus 0.71%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice. On July 11, 2025, the line of credit was increased to $225 million.
Ford Motor Credit Company, LLC
On April 2, 2024, the Company entered into the Master Loan and Security Agreement with Ford Motor Credit Company, LLC (the “FMCC Facility”), which allows the Company to enter into individual loan supplements which bear interest based on the bank prime loan rate as reported by the Federal Reserve Board for the Friday preceding the last Monday of a given month. The total borrowing capacity under the FMCC Facility is $42.0 million. The FMCC agreement is evergreen and is subject to termination by either party through written notice.
References to the U.S. Prime Rate in the foregoing agreements represent the rate as published in The Wall Street Journal.
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement, as of June 30, 2025, provides the Company with a $520.0 million revolving credit facility, which matures on August 25, 2025 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.00%.
Note 6: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	June 30, 2025	December 31, 2024
Rental equipment	$1,591,114	$1,522,710
Less: accumulated depreciation	(535,999)	(521,059)
Rental equipment, net	$1,055,115	$1,001,651

Note 7: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s, except interest rate data)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
ABL Facility	$670,475	$582,900	6.4%	7.1%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	17,474	17,648	5.8%	5.8%
Other notes payable	22,753	27,102	3.1%-7.0%	3.1%-7.0%
Total debt outstanding	1,630,702	1,547,650
Deferred financing fees	(17,705)	(19,926)
Total debt, net of deferred financing fees	1,612,997	1,527,724
Less: current maturities	(23,114)	(7,842)
Long-term debt	$1,589,883	$1,519,882
As of June 30, 2025, borrowing availability under the ABL Facility was $275.7 million, and outstanding standby letters of credit were $3.9 million.
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
Note 8: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the effects of potentially dilutive shares of common stock, if dilutive. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation. On July 31, 2024, all of the Company’s stock purchase warrants expired and were unexercised. Our potentially dilutive shares aggregated 4.6 million and 4.3 million for the three and six months ended June 30, 2025, respectively, and 30.4 million and 30.2 million for the same periods in 2024, and were not included in the computation of diluted earnings (loss) per share because the impact would have been anti-dilutive.

The following tables set forth the computation of basic and dilutive earnings (loss) per share:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in $000s, except per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(28,380)	226,477	$(0.13)	$(24,478)	239,727	$(0.10)
Dilutive common share equivalents	—	—	—	—	—	—
Diluted earnings (loss) per share	$(28,380)	226,477	$(0.13)	$(24,478)	239,727	$(0.10)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in $000s, except per share data)	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(46,171)	227,371	$(0.20)	$(38,813)	240,045	$(0.16)
Dilutive common share equivalents	—	—	—	—	—	—
Diluted earnings (loss) per share	$(46,171)	227,371	$(0.20)	$(38,813)	240,045	$(0.16)
Note 9: Equity
Preferred Stock
As of both June 30, 2025 and December 31, 2024, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of both June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
Common Stock
As of both June 30, 2025 and December 31, 2024, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing for the repurchase of up to $30 million of the Company’s shares of common stock, which authorization was further increased by $25 million of shares on September 14, 2023, and increased again by $25 million of shares on March 11, 2024, upon exhaustion of prior authorization. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. At June 30, 2025, $1.9 million was available under the stock repurchase program.
Earnout Shares
Pursuant to the Stockholders’ Agreement dated July 31, 2019 (as amended and restated from time to time, the “Stockholders’ Agreement”), certain stockholders agreed to restrictions on approximately 3,100,000 of their shares of the Company’s common stock (the “Earnout Shares”). The Earnout Shares shall be automatically forfeited by the holders thereof to the Company for no consideration with respect to (i) 2.8 million shares unless the trading price of the common stock equals or exceeds certain price targets by July 31 2024 (the “Minimum and Second Target Earnout Shares”), which Minimum and Second Target Earnout Shares were forfeited on July 31, 2024; and (ii) approximately 0.3 million shares unless the trading price of the common stock equals or exceeds $19.00 per share for any period of 20 trading days out of 30 consecutive trading days to and including July 31, 2026 (the “Maximum Target Earnout Shares”).
Energy Capital Partners (ECP) Stock Repurchase
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
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
June 30, 2025
ABL Facility	$670,475	$—	$670,475	$—
2029 Secured Notes	920,000	—	887,800	—
2023 Credit Facility	17,474	—	17,474	—
Other notes payable	22,753	—	22,753	—

December 31, 2024
ABL Facility	$582,900	$—	$582,900	$—
2029 Secured Notes	920,000	—	859,050	—
2023 Credit Facility	17,648	—	17,733	—
Other notes payable	27,102	—	27,102	—
The carrying amounts of the ABL Facility, 2023 Credit Facility and other notes payable approximated fair value as of June 30, 2025 and December 31, 2024 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers.
Note 11: Income Taxes
Interim Income Tax Expense (Benefit) – Our income tax expense or benefit reflects a combination of income taxes in foreign jurisdictions and certain U.S. states. We have federal and state net operating loss carryforwards (“NOLs”) and non-deductible interest expense carryforwards in the U.S. that may be applied to reduce taxable income in current and future tax years. Some of these carryforwards are subject to annual usage limitations and expiration, while other state NOLs and a portion of federal NOLs do not have limitations or expiration. We carry a valuation allowance against our U.S. carryforwards, which results in no net income tax expense in our earnings in periods when additional NOLs are generated or when existing NOLs are utilized. Certain states that we operate in have rules regarding the deductibility of items that diverge from U.S. federal deductibility rules and in addition, a number of these states have placed limitations on the usage of NOLs to offset taxable income apportioned to those states. Our overall effective tax rate is affected by a number of factors, including the relative amounts of income we earn in different tax jurisdictions, tax law changes, certain non-deductible expenses, the changes in our valuation allowance and divergence of state rules from federal rules. The factors result in an effective tax rate that differs from statutory rates.
For interim periods, we estimate our annual effective tax rate, exclusive of discrete items, which is derived primarily by our estimate of taxable income or losses for our applicable jurisdictions together with estimates of changes to our valuation allowance. The estimated annual effective tax rate is recorded in interim periods based on year-to-date income or loss before income taxes. Accordingly, income tax expense or benefit in quarterly periods reflects the impacts of changes to our annual effective tax rate. Because of the impacts of (i) the U.S. carryforwards’ valuation allowances, (ii) taxes in foreign jurisdictions and (iii) taxes in U.S. states that diverge from U.S. federal deductibility rules, our effective tax rate may fluctuate between a positive and a negative rate. For the six months ended June 30, 2025, our income tax expense is comprised of $6.2 million of state income tax expense and $3.6 million of foreign income tax expense, resulting in an effective tax rate of (26.9)%. The effective tax rate was (3.0)% in the six months ended June 30, 2024. Due to the change in our estimated annual effective tax rate, an adjustment of $17.5 million was recorded to income tax expense in the three-month period ended June 30, 2025.
Recent Tax Legislation – On July 4, 2025, the President signed the One Big Beautiful Bill Act (the “OBBBA”) into law. This act introduces significant changes to tax law and other areas affecting company operations, including items such as extensions of provisions previously enacted under the 2017 Tax Cuts and Jobs Act, changes to business interest deductions, or modifications to depreciation deductions and impacts on energy tax credits. While the effects of these tax law changes will not be reflected in interim or annual provisions for the period ended June 30, 2025, we are evaluating the potential impact of the OBBBA on our financial position, results of operations, and cash flows for future periods. Specific potential impacts that are being assessed could include effects on future tax expense, cash flows from operations due to new deductions, or potential impacts on investment decisions related to certain credits.
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
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2025	2024	2025	2024
Total revenues from transactions with related parties	$1,325	$7,945	$5,997	$11,604
Expenses incurred from transactions with related parties included in cost of revenue	$5	$286	$115	$752
Expenses incurred from transactions with related parties included in operating expenses	$819	$127	$1,378	$1,400
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	June 30, 2025	December 31, 2024
Accounts receivable from related parties	$343	$3,688
Accounts payable to related parties	$204	$211
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

The Company’s segment results are presented in the tables below:

	Three Months Ended June 30,
	2025
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$117,728	$—	$3,086	$120,814
Equipment sales	52,744	303,368	—	356,112
Parts and services	—	—	34,557	34,557
Total revenue	170,472	303,368	37,643	511,483
Cost of revenue:
Rentals/parts and services	30,328	—	27,934	58,262
Equipment sales	40,396	256,276	—	296,672
Depreciation of rental equipment	53,303	—	704	54,007
Total cost of revenue	124,027	256,276	28,638	408,941
Gross profit	$46,445	$47,092	$9,005	$102,542

	Three Months Ended June 30,
	2024
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$100,699	$—	$2,298	102,997
Equipment sales	37,712	247,921	—	285,633
Parts and services	—	—	34,383	34,383
Total revenue	138,411	247,921	36,681	423,013
Cost of revenue:
Rentals/parts and services	29,281	—	28,562	57,843
Equipment sales	25,792	205,526	—	231,318
Depreciation of rental equipment	43,581	—	1,004	44,585
Total cost of revenue	98,654	205,526	29,566	333,746
Gross profit	$39,757	$42,395	$7,115	$89,267

	Six Months Ended June 30,
	2025
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$230,693	$—	$6,382	$237,075
Equipment sales	94,127	535,848	—	629,975
Parts and services	—	—	66,665	66,665
Total revenue	324,820	535,848	73,047	933,715
Cost of revenue:
Rentals/parts and services	60,716	—	55,674	116,390
Equipment sales	71,403	453,746	—	525,149
Depreciation of rental equipment	102,627	—	1,471	104,098
Total cost of revenue	234,746	453,746	57,145	745,637
Gross profit	$90,074	$82,102	$15,902	$188,078

	Six Months Ended June 30,
	2024
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$203,987	$—	$5,181	$209,168
Equipment sales	70,452	487,783	—	558,235
Parts and services	—	—	66,917	66,917
Total revenue	274,439	487,783	72,098	834,320
Cost of revenue:
Rentals/parts and services	59,081	—	54,816	113,897
Equipment sales	49,890	402,228	—	452,118
Depreciation of rental equipment	86,278	—	2,051	88,329
Total cost of revenue	195,249	402,228	56,867	654,344
Gross profit	$79,190	$85,555	$15,231	$179,976

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
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2025	2024	2025	2024
Gross profit	$102,542	$89,267	$188,078	$179,976
Selling, general and administrative expenses	59,165	55,697	118,616	113,692
Amortization	6,911	6,692	13,591	13,270
Non-rental depreciation	3,232	3,360	6,572	6,280
Transaction expenses and other	5,303	5,844	8,963	10,690
Interest expense, net	40,204	42,401	79,117	80,316
Financing and other expense (income)	(1,371)	(3,319)	(2,387)	(6,581)
Income (loss) before income taxes	$(10,902)	$(21,408)	$(36,394)	$(37,691)
The following table presents total assets by country:

(in $000s)	June 30, 2025	December 31, 2024
Assets:
United States	$3,465,620	$3,385,786
Canada	111,304	116,181
Total Assets	$3,576,924	$3,501,967

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
•increases in price of fuel or freight;
•regulatory, technological advancement, or other changes in our core end-markets may affect our customers’ spending;
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
Cost of equipment and parts and services sales — Cost of equipment sales reflects production and inventory costs associated with new units sold, parts costs, labor and other overheads related to production, and freight associated with the shipping and receiving of equipment and parts. Cost of equipment sales also includes the net book value of rental units sold, including active rental contracts which qualify to be accounted for as sales-type leases.
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
Interest expense — Interest expense consists of contractual interest expense on outstanding debt obligations, floor plan financing facilities, amortization of deferred financing costs and other related financing expenses.

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
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of June 30, 2025, this equipment (the “rental fleet”) is comprised of approximately 10,300 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet of the foregoing products.
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
Results of Operations
Three and six months ended June 30, 2025, compared to the same periods in 2024
Condensed Consolidated Results of Operations

	Three Months Ended
(in $000s)	June 30, 2025	% of revenue	June 30, 2024	% of revenue	$ Change	% change	March 31, 2025	% of revenue
Rental revenue	$120,814	23.6%	$102,997	24.3%	$17,817	17.3%	$116,261	27.5%
Equipment sales	356,112	69.6%	285,633	67.5%	70,479	24.7%	273,863	64.9%
Parts sales and services	34,557	6.8%	34,383	8.1%	174	0.5%	32,108	7.6%
Total revenue	511,483	100.0%	423,013	100.0%	88,470	20.9%	422,232	100.0%
Cost of revenue, excluding rental equipment depreciation	354,934	69.4%	289,161	68.4%	65,773	22.7%	286,605	67.9%
Depreciation of rental equipment	54,007	10.6%	44,585	10.5%	9,422	21.1%	50,091	11.9%
Gross profit	102,542	20.0%	89,267	21.1%	13,275	14.9%	85,536	20.3%
Operating expenses	74,611		71,593		3,018	4.2%	73,131
Operating income	27,931		17,674		10,257	58.0%	12,405
Total other expense	38,833		39,082		(249)	(0.6)%	37,897
Income (loss) before income taxes	(10,902)		(21,408)		10,506	(49.1)%	(25,492)
Income tax expense (benefit)	17,478		3,070		14,408	469.3%	(7,701)
Net income (loss)	$(28,380)		$(24,478)		$(3,902)	15.9%	$(17,791)

	Six Months Ended June 30,
(in $000s)	2025	% of revenue	2024	% of revenue	$ Change	% of change
Rental revenue	$237,075	25.4%	$209,168	25.1%	$27,907	13.3%
Equipment sales	629,975	67.5%	558,235	66.9%	71,740	12.9%
Parts sales and services	66,665	7.1%	66,917	8.0%	(252)	(0.4)%
Total revenue	933,715	100.0%	834,320	100.0%	99,395	11.9%
Cost of revenue, excluding rental equipment depreciation	641,539	68.7%	566,015	67.8%	75,524	13.3%
Depreciation of rental equipment	104,098	11.1%	88,329	10.6%	15,769	17.9%
Gross profit	188,078	20.1%	179,976	21.6%	8,102	4.5%
Operating expenses	147,742		143,932		3,810	2.6%
Operating income	40,336		36,044		4,292	11.9%
Total other expense	76,730		73,735		2,995	4.1%
Income (loss) before income taxes	(36,394)		(37,691)		1,297	(3.4)%
Income tax expense	9,777		1,122		8,655	771.4%
Net income (loss)	$(46,171)		$(38,813)		$(7,358)	19.0%

Total Revenue - The increase in total revenue for the three and six months ended June 30, 2025, compared to the same periods in 2024 is a result of strong new equipment sales during second quarter of 2025 as well as higher rental revenue driven by higher average OEC on rent.
Cost of Revenue, Excluding Rental Equipment Depreciation - The increase in cost of revenue, excluding rental equipment depreciation for the three and six months ended June 30, 2025, compared to the same periods in 2024, was driven primarily by the increase in equipment sales volume during the quarter.
Depreciation of Rental Equipment - Depreciation of our rental equipment increased in the three and six months ended June 30, 2025, compared to the same periods in 2024, as a result of higher rental equipment levels.
Operating Expenses - Operating expenses increased in the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily as a result of an increase in general and administrative expenses due to increased compensation.
Total Other Expense - Other expense remained flat for the three months ended June 30, 2025, compared to the same period in 2024, and increased for the six months ended June 30, 2025, compared to the same period in 2024 primarily due to a decrease in interest income from financing receivables.
Income Tax Expense (Benefit) - Income tax expense for the three and six months ended June 30, 2025 was $17.5 million and $9.8 million, respectively. Income tax expense for the three months ended June 30, 2025 reflects an adjustment to our estimated annual effective tax rate resulting from changes in expected taxable income in different tax jurisdictions. Despite this change, we expect annual cash taxes to be paid to remain at a level consistent with previous years.
Net Income (loss) - Net loss increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to higher income tax expense.
Operating Metrics
We principally evaluate operational performance based on the following metrics: ending OEC, average OEC on rent, fleet utilization, and OEC on rent yield. We also report sales order backlog related to our customers’ orders for new vocational heavy duty trucks as an indicator of the demand environment for our products. The table below presents these key measures.

	Three Months Ended
(in $000s)	June 30, 2025	June 30, 2024	Change	% Change	March 31, 2025	% Change
Ending OEC	$1,560,704	$1,457,955	$102,749	7.0%	$1,548,210	0.8%
Average OEC on rent	$1,207,231	$1,044,683	$162,548	15.6%	$1,177,271	2.5%
Fleet utilization	77.6%	71.7%	5.9%	8.2%	76.9%	0.9%
OEC on rent yield	38.6%	40.0%	(1.4)%	(3.5)%	38.5%	0.3%
Sales order backlog	$334,805	$478,244	$(143,439)	(30.0)%	$420,149	(20.3)%

	Six Months Ended June 30,
(in $000s)	2025	2024	Change	% Change
Ending OEC	$1,560,704	$1,457,955	$102,749	7.0%
Average OEC on rent	$1,192,333	$1,055,189	$137,144	13.0%
Fleet utilization	77.3%	72.4%	4.9%	6.8%
OEC on rent yield	38.3%	40.3%	(2.0)%	(5.0)%
Sales order backlog	$334,805	$478,244	$(143,439)	(30.0)%

Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended
(in $000s)	June 30, 2025	June 30, 2024	$ Change	% Change	March 31, 2025	% Change
Rental revenue	$117,728	$100,699	$17,029	16.9%	$112,965	4.2%
Equipment sales	52,744	37,712	15,032	39.9%	41,383	27.5%
Total revenue	170,472	138,411	32,061	23.2%	154,348	10.4%
Cost of rental revenue	30,328	29,281	1,047	3.6%	30,388	(0.2)%
Cost of equipment sales	40,396	25,792	14,604	56.6%	31,007	30.3%
Depreciation of rental equipment	53,303	43,581	9,722	22.3%	49,324	8.1%
Total cost of revenue	124,027	98,654	25,373	25.7%	110,719	12.0%
Gross profit	$46,445	$39,757	$6,688	16.8%	$43,629	6.5%

	Six Months Ended June 30,
(in $000s)	2025	2024	$ Change	% Change
Rental revenue	$230,693	$203,987	$26,706	13.1%
Equipment sales	94,127	70,452	23,675	33.6%
Total revenue	324,820	274,439	50,381	18.4%
Cost of rental revenue	60,716	59,081	1,635	2.8%
Cost of equipment sales	71,403	49,890	21,513	43.1%
Depreciation of rental equipment	102,627	86,278	16,349	18.9%
Total cost of revenue	234,746	195,249	39,497	20.2%
Gross profit	$90,074	$79,190	$10,884	13.7%
Total Revenue - The increase in total revenue for the ERS segment for the three and six months ended June 30, 2025, compared to the same periods in 2024, was due to an increase in rental revenue and rental equipment sales. Rental revenue increased as a result of higher fleet utilization of 5.9% and 4.9% for the three and six months ended June 30, 2025, respectively; driven by higher average OEC on rent. Rental equipment sales increased due to steady performance and demand in the utility market for transmission and distribution jobs.
Cost of Revenue - The increase in total cost of revenue for the three and six months ended June 30, 2025, compared to the same periods in 2024, was largely due to the increase in rental equipment sales volume.
Depreciation - Depreciation of our rental equipment increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, as a result of higher rental equipment levels.
Gross Profit - The increase in gross profit for the three and six months ended June 30, 2025, compared to the same periods in 2024, was due to the increase in rental revenues and equipment sales for the period.

Truck and Equipment Sales (TES) Segment

	Three Months Ended
(in $000s)	June 30, 2025	June 30, 2024	$ Change	% Change	March 31, 2025	% Change
Equipment sales	$303,368	$247,921	$55,447	22.4%	$232,480	30.5%
Cost of equipment sales	256,276	205,526	50,750	24.7%	197,470	29.8%
Gross profit	$47,092	$42,395	$4,697	11.1%	$35,010	34.5%

	Six Months Ended June 30,
(in $000s)	2025	2024	$ Change	% Change
Equipment sales	$535,848	$487,783	$48,065	9.9%
Cost of equipment sales	453,746	402,228	51,518	12.8%
Gross profit	$82,102	$85,555	$(3,453)	(4.0)%
Equipment Sales - Equipment sales increased for the three and six months ended June 30, 2025, compared to the same periods in 2024. The increase in new equipment sales is driven by robust demand for vocational vehicles across our end markets, particularly intra-quarter demand from local and regional customers.
Cost of Equipment Sales - Cost of equipment sales increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, due to the increase in equipment sales volume.
Gross Profit - Gross profit increased for the three months ended June 30, 2025 compared to the same period in 2024 due to the mix of equipment sold. The decrease in gross profit for the six months ended June 30, 2025, compared to the same period in 2024, was due to the pricing pressures on truck sales as well as the mix of equipment sold.

Aftermarket Parts and Services (APS) Segment

	Three Months Ended
(in $000s)	June 30, 2025	June 30, 2024	$ Change	% Change	March 31, 2025	% Change
Rental revenue	$3,086	$2,298	$788	34.3%	$3,296	(6.4)%
Parts and services revenue	34,557	34,383	174	0.5%	32,108	7.6%
Total revenue	37,643	36,681	962	2.6%	35,404	6.3%
Cost of revenue	27,934	28,562	(628)	(2.2)%	27,740	0.7%
Depreciation of rental equipment	704	1,004	(300)	(29.9)%	767	(8.2)%
Total cost of revenue	28,638	29,566	(928)	(3.1)%	28,507	0.5%
Gross profit	$9,005	$7,115	$1,890	26.6%	$6,897	30.6%

	Six Months Ended June 30,
(in $000s)	2025	2024	$ Change	% Change
Rental revenue	$6,382	$5,181	$1,201	23.2%
Parts and services revenue	66,665	66,917	(252)	(0.4)%
Total revenue	73,047	72,098	949	1.3%
Cost of revenue	55,674	54,816	858	1.6%
Depreciation of rental equipment	1,471	2,051	(580)	(28.3)%
Total cost of revenue	57,145	56,867	278	0.5%
Gross profit	$15,902	$15,231	$671	4.4%
Total Revenue - Total revenue was flat for the three and six months ended June 30, 2025, compared to the same periods in 2024.
Cost of Revenue - Cost of revenue was flat for the three and six months ended June 30, 2025, compared to the same periods in 2024.
Gross Profit - The increase in gross profit for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily driven by the increase in rental revenue which has lower costs associated with it.

Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months and beyond. As of June 30, 2025, we had $5.3 million in cash and cash equivalents compared to $3.8 million as of December 31, 2024. As of June 30, 2025 and December 31, 2024, we had $670.5 million and $582.9 million of outstanding borrowings under our ABL Facility, respectively. Availability under the ABL Facility was $275.7 million as of June 30, 2025, and based on our borrowing base, we have an additional $231.1 million of suppressed availability that we can potentially utilize by upsizing our existing facility. For further information on the ABL Facility, see Note 7: Long-Term Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loan Covenants and Compliance
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit Nesco Holdings II, Inc., our wholly owned subsidiary (the “Borrower” with respect to the ABL Facility, or the “Issuer” with respect to the Indenture, defined below) and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of the Borrower’s restricted subsidiaries to pay dividends; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Borrower’s assets; enter into certain transactions with the Borrower’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Borrower and its restricted subsidiaries are permitted to make. Unlimited dividends under the ABL Facility may be permitted so long as, on a pro forma basis, “distribution conditions” (as defined in the ABL Credit Agreement governing the ABL Facility) are satisfied. As of June 30, 2025, the Company’s distribution conditions were satisfied and, as a result, the Company determined there were no restrictions on distributions by the Borrower and its restricted subsidiaries by the ABL Credit Agreement.
The 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”) were issued pursuant to the indenture governing our 2029 Secured Notes (the “Indenture”) which contains covenants that limit the Issuer’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Issuer’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Issuer’s subsidiaries as unrestricted subsidiaries. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Issuer and its restricted subsidiaries are permitted to make. Unlimited dividends, under the Indenture, may be made so long as after giving effect to making the dividends, the Consolidated Total Debt Ratio would be no greater than 5.00 to 1.00 on a pro forma basis. As of June 30, 2025, the Company’s Consolidated Total Debt Ratio was not greater than 5.00 to 1.00 and, as a result, the Company determined there were no restrictions on distributions by the Issuer and its restricted subsidiaries by the Indenture. For further information on the ABL Facility and Indenture, see Note 8: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed on March 4, 2025.
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
The following table provides the calculation of Adjusted EBITDA pursuant to the ABL Credit Agreement and the Indenture.

	Three Months Ended		Six Months Ended		Three Months Ended March 31, 2025
(in $000s)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$(28,380)	$(24,478)	$(46,171)	$(38,813)	$(17,791)
Interest expense	26,440	27,003	52,056	52,018	25,616
Income tax expense (benefit)	17,478	3,070	9,777	1,122	(7,701)
Depreciation and amortization	66,426	57,797	128,937	113,958	62,511
EBITDA	81,964	63,392	144,599	128,285	62,635
Adjustments:
Non-cash purchase accounting impact (1)	3,915	5,260	8,096	8,220	4,181
Transaction and integration costs (2)	5,303	5,844	8,963	10,690	3,660
Sales-type lease adjustment (3)	471	1,961	1,017	4,435	546
Share-based payments (4)	1,775	3,599	4,179	6,329	2,404
Change in fair value of derivative and warrants (5)	—	—	—	(527)	—
Adjusted EBITDA	$93,428	$80,056	$166,854	$157,432	$73,426
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

	Three Months Ended		Six Months Ended		Three Months Ended March 31, 2025
(in $000s)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Equipment sales	$(984)	$(1,554)	$(3,145)	$(4,572)	$(2,161)
Cost of equipment sales	949	1,229	2,788	4,051	1,839
Gross margin	(35)	(325)	(357)	(521)	(322)
Interest income	(1,322)	(3,283)	(2,334)	(6,025)	(1,012)
Rental invoiced	1,828	5,569	3,708	10,981	1,880
Sales-type lease adjustment	$471	$1,961	$1,017	$4,435	$546

(4) Represents non-cash share-based compensation expense associated with the issuance of restricted stock units.
(5) Represents the charge to earnings for the change in fair value of the liability for warrants. On July 31, 2024, all of the Company’s stock purchase warrants expired and were unexercised.

The following table presents the calculation of Net Debt and Net Leverage Ratio:

(in $000s)	June 30, 2025	March 31, 2025
Current maturities of long-term debt	$23,114	$5,966
Long-term debt, net	1,589,883	1,593,176
Deferred financing fees	17,705	18,862
Less: cash and cash equivalents	(5,259)	(5,380)
Net Debt	$1,625,443	$1,612,624
Divided by: LTM Adjusted EBITDA (1)	349,079	335,707
Net Leverage Ratio	4.66	4.80
(1) The following tables present the calculation of LTM Adjusted EBITDA for the periods ended June 30, 2025 and March 31, 2025:

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	June 30, 2025	June 30, 2024	December 31, 2024	June 30, 2025
Net income (loss)	$(46,171)	$(38,813)	$(28,655)	$(36,013)
Interest expense	52,056	52,018	105,895	105,933
Income tax expense (benefit)	9,777	1,122	(532)	8,123
Depreciation and amortization	128,937	113,958	235,807	250,786
EBITDA	144,599	128,285	312,515	328,829
Adjustments:
Non-cash purchase accounting impact	8,096	8,220	16,833	16,709
Transaction and integration costs	8,963	10,690	17,915	16,188
Sales-type lease adjustment	1,017	4,435	4,559	1,141
Gain on sale leaseback transaction	—	—	(23,497)	(23,497)
Share-based payments	4,179	6,329	11,859	9,709
Change in fair value of warrants	—	(527)	(527)	—
Adjusted EBITDA	$166,854	$157,432	$339,657	$349,079

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	March 31, 2025	March 31, 2024	December 31, 2024	March 31, 2025
Net income (loss)	$(17,791)	$(14,335)	$(28,655)	$(32,111)
Interest expense	25,616	25,015	105,895	106,496
Income tax expense (benefit)	(7,701)	(1,948)	(532)	(6,285)
Depreciation and amortization	62,511	56,161	235,807	242,157
EBITDA	62,635	64,893	312,515	310,257
Adjustments:
Non-cash purchase accounting impact	4,181	2,960	16,833	18,054
Transaction and integration costs	3,660	4,846	17,915	16,729
Sales-type lease adjustment	546	2,474	4,559	2,631
Gain on sale leaseback transaction	—	—	(23,497)	(23,497)
Share-based payments	2,404	2,730	11,859	11,533
Change in fair value of warrants	—	(527)	(527)	—
Adjusted EBITDA	$73,426	$77,376	$339,657	$335,707

Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Six Months Ended June 30,
(in $000s)	2025	2024
Net cash flow from operating activities	$181,353	$23,408
Net cash flow for investing activities	(139,807)	(98,688)
Net cash flow from financing activities	(39,889)	72,973
Effect of exchange rate changes on cash and cash equivalents	(203)	57
Net change in cash and cash equivalents	$1,454	$(2,250)
As of June 30, 2025, we had cash and cash equivalents of $5.3 million, an increase of $1.5 million from December 31, 2024. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility, and availability under our credit facilities.
Cash Flows from Operating Activities
Net cash from operating activities was $181.4 million for the six months ended June 30, 2025, as compared to $23.4 million in the same period of 2024. The change year over year is driven by lower levels of inventory production in 2025 compared to 2024.
Cash Flows for Investing Activities
Net cash used in investing activities was $139.8 million for the six months ended June 30, 2025, as compared to $98.7 million in the same period of 2024. The increase in cash used in investing activities was primarily due to an increase in purchases of rental equipment of $60.1 million.
Cash Flows from Financing Activities
Net cash used for financing activities was $39.9 million for the six months ended June 30, 2025, as compared to net cash from financing activities of $73.0 million in the same period of 2024. The increase in cash used for financing activities was primarily due to an increase in repayments on floorplan liabilities and long term debt of $64.1 million and lower proceeds from floorplan liabilities and long term debt of $40.0 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the ABL Credit Facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of June 30, 2025, we had $1,460.7 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under floor plan financing and the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense under floor plan financing and the ABL Facility by approximately $1.8 million on an annual basis.
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
Foreign currency exchange rate risk
During the six months ended June 30, 2025, we generated $20.6 million of revenues denominated in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.4 million on an annual basis. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
(b) Changes to Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table contains information regarding our purchases of our common stock during the three months ended June 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in $000s)
April 1, 2025 - April 30, 2025	—	$—	—	$1,892
May 1, 2025 - May 31, 2025	—	—	—	$1,892
June 1, 2025 - June 30, 2025	—	—	—	$1,892
Total	—	$—	—
Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Description
10.1+
Retention Bonus Letter Agreement, by and between Ryan McMonagle and Custom Truck One Source, Inc., dated April 28, 2025 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2025).

10.2+
Retention Bonus Letter Agreement, by and between Christopher Eperjesy and Custom Truck One Source, Inc., dated April 28, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2025).

10.3+
Retention Bonus Letter Agreement, by and between Joseph Ross and Custom Truck One Source, Inc., dated April 28, 2025 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2025).

10.4+
Retention Bonus Letter Agreement, by and between Thomas Rich and Custom Truck One Source, Inc., dated April 28, 2025 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2025).

10.5+
Retention Bonus Letter Agreement, by and between Paul Jolas and Custom Truck One Source, Inc., dated April 28, 2025 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2025).

10.6*+	Form of 2025 Restricted Stock Unit Agreement
10.7*+	Amendment No. 1 to Form of Restricted Stock Unit Agreement
10.8*+	Form of 2025 Performance Stock Unit Agreement
10.9*+	Form of 2025 Corporate Milestones Performance Stock Unit Agreement
10.10*+	Amendment No. 1 to Form of Performance Stock Unit Agreement
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.
+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	July 30, 2025	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	July 30, 2025	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer