Form 10-Q
period 2025-09-30
Custom Truck One Source, Inc.
filed 2025-10-27
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
The number of shares of common stock outstanding as of October 23, 2025 was 226,559,586.

Custom Truck One Source, Inc. and Subsidiaries
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	6
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2025 and 2024	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
	SIGNATURES	35

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s, except per share data)	2025	2024	2025	2024
Revenue
Rental revenue	$127,142	$108,324	$364,217	$317,492
Equipment sales	320,583	305,476	950,558	863,711
Parts sales and services	34,333	33,420	100,998	100,337
Total revenue	482,058	447,220	1,415,773	1,281,540
Cost of Revenue
Cost of rental revenue	30,434	29,439	91,172	88,559
Depreciation of rental equipment	54,775	45,956	158,873	134,285
Cost of equipment sales	268,377	251,987	793,526	704,105
Cost of parts sales and services	27,719	28,009	83,371	82,786
Total cost of revenue	381,305	355,391	1,126,942	1,009,735
Gross Profit	100,753	91,829	288,831	271,805
Operating Expenses
Selling, general and administrative expenses	54,863	54,630	173,479	168,322
Amortization	6,683	6,696	20,274	19,966
Non-rental depreciation	3,332	3,472	9,904	9,752
Transaction expenses and other	3,246	3,994	12,209	14,684
Total operating expenses	68,124	68,792	215,866	212,724
Operating Income	32,629	23,037	72,965	59,081
Other Expense
Interest expense, net	40,247	43,875	119,364	124,191
Financing and other expense (income)	(874)	(2,818)	(3,261)	(9,399)
Total other expense	39,373	41,057	116,103	114,792
Income (Loss) Before Income Taxes	(6,744)	(18,020)	(43,138)	(55,711)
Income Tax Expense (Benefit)	(988)	(604)	8,789	518
Net Income (Loss)	$(5,756)	$(17,416)	$(51,927)	$(56,229)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$(1,769)	$1,310	$3,069	$(2,159)
Other Comprehensive Income (Loss)	(1,769)	1,310	3,069	(2,159)
Comprehensive Income (Loss)	$(7,525)	$(16,106)	$(48,858)	$(58,388)

Net Income (Loss) Per Share:
Basic	$(0.03)	$(0.07)	$(0.23)	$(0.24)
Diluted	$(0.03)	$(0.07)	$(0.23)	$(0.24)
Weighted-Average Common Shares Outstanding:
Basic	226,560	234,438	227,098	238,162
Diluted	226,560	234,438	227,098	238,162
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$13,058	$3,805
Accounts receivable, net	182,217	215,873
Financing receivables, net	6,823	8,913
Inventory	1,035,642	1,049,304
Prepaid expenses and other	19,759	23,557
Total current assets	1,257,499	1,301,452
Property and equipment, net	140,110	130,923
Rental equipment, net	1,088,346	1,001,651
Goodwill	705,055	704,806
Intangible assets, net	232,327	252,393
Operating lease assets	104,502	94,696
Other assets	12,868	16,046
Total Assets	$3,540,707	$3,501,967
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$107,086	$88,487
Accrued expenses	91,595	69,349
Deferred revenue and customer deposits	27,467	26,250
Floor plan payables - trade	367,174	330,498
Floor plan payables - non-trade	366,414	470,830
Operating lease liabilities - current	8,865	7,445
Current maturities of long-term debt	20,892	7,842
Total current liabilities	989,493	1,000,701
Long-term debt, net	1,628,866	1,519,882
Operating lease liabilities - noncurrent	99,097	88,674
Deferred income taxes	38,569	31,401
Total long-term liabilities	1,766,532	1,639,957
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized; 253,246,030 and 251,908,970 shares issued; and 226,559,586 and 233,794,319 shares outstanding, at September 30, 2025 and December 31, 2024, respectively	25	25
Treasury stock, at cost — 26,686,444 and 18,114,651 shares at September 30, 2025 and December 31, 2024, respectively	(122,602)	(88,229)
Additional paid-in capital	1,557,389	1,550,785
Accumulated other comprehensive loss	(11,675)	(14,744)
Accumulated deficit	(638,455)	(586,528)
Total stockholders' equity	784,682	861,309
Total Liabilities and Stockholders' Equity	$3,540,707	$3,501,967
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in $000s)	2025	2024
Operating Activities
Net income (loss)	$(51,927)	$(56,229)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	195,010	173,271
Amortization of debt issuance costs	3,289	4,627
Provision for losses on accounts receivable	7,429	9,541
Share-based compensation	6,259	8,748
Gain on sales and disposals of rental equipment	(32,177)	(34,702)
Change in fair value of warrants	—	(527)
Deferred tax expense (benefit)	6,974	(718)
Changes in assets and liabilities:
Accounts and financing receivables	28,929	12,980
Inventories	15,753	(213,468)
Prepaids, operating leases and other	5,610	11,390
Accounts payable	17,582	(27,219)
Accrued expenses and other liabilities	22,205	(14,628)
Floor plan payables - trade, net	36,675	175,559
Customer deposits and deferred revenue	1,193	(8,691)
Net cash flow from operating activities	262,804	39,934
Investing Activities
Acquisition of business, net of cash acquired	—	(6,015)
Purchases of rental equipment	(348,923)	(278,507)
Proceeds from sales and disposals of rental equipment	138,749	155,788
Purchase of non-rental property and cloud computing arrangements	(23,612)	(36,149)
Net cash flow for investing activities	(233,786)	(164,883)
Financing Activities
Borrowings under revolving credit facilities	260,581	168,069
Repayments under revolving credit facilities	(135,000)	(92,569)
Proceeds from debt, net issuance costs	—	987
Principal payments on long-term debt	(6,836)	(7,946)
Acquisition of inventory through floor plan payables - non-trade	363,907	490,195
Repayment of floor plan payables - non-trade	(468,321)	(405,522)
Repurchase of common stock	(32,575)	(28,984)
Share-based payments	(1,453)	(1,451)
Net cash flow (for) from financing activities	(19,697)	122,779
Effect of exchange rate changes on cash and cash equivalents	(68)	299
Net Change in Cash and Cash Equivalents	9,253	(1,871)
Cash and Cash Equivalents at Beginning of Period	3,805	10,309
Cash and Cash Equivalents at End of Period	$13,058	$8,438

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Nine Months Ended September 30,
(in $000s)	2025	2024
Supplemental Cash Flow Information
Interest paid	$104,109	$105,202
Income taxes paid	697	4,140
Non-Cash Investing and Financing Activities
Rental equipment and property and equipment purchases in accounts payable	1,508	439
Rental equipment sales in accounts receivable	1,355	111
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2024	251,908,970	(18,114,651)	$25	$(88,229)	$1,550,785	$(14,744)	$(586,528)	$861,309
Net income (loss)	—	—	—	—	—	—	(17,791)	(17,791)
Other comprehensive income (loss)	—	—	—	—	—	72	—	72
Common stock repurchases	—	(8,143,635)	—	(32,575)	—	—	—	(32,575)
Share-based payments	128,865	—	—	—	2,404	—	—	2,404
Balance, March 31, 2025	252,037,835	(26,258,286)	25	(120,804)	1,553,189	(14,672)	(604,319)	813,419
Net income (loss)	—	—	—	—	—	—	(28,380)	(28,380)
Other comprehensive income (loss)	—	—	—	—	—	4,766	—	4,766
Share-based payments	1,208,195	(428,158)	—	(1,798)	2,120	—	—	322
Balance, June 30, 2025	253,246,030	(26,686,444)	25	(122,602)	1,555,309	(9,906)	(632,699)	790,127
Net income (loss)	—	—	—	—	—	—	(5,756)	(5,756)
Other comprehensive income (loss)	—	—	—	—	—	(1,769)	—	(1,769)
Share-based payments	—	—	—	—	2,080	—	—	2,080
Balance, September 30, 2025	253,246,030	(26,686,444)	$25	$(122,602)	$1,557,389	$(11,675)	$(638,455)	$784,682

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2023	249,903,120	(8,891,788)	$25	$(56,524)	$1,537,553	$(5,978)	$(557,873)	$917,203
Net income (loss)	—	—	—	—	—	—	(14,335)	(14,335)
Other comprehensive income (loss)	—	—	—	—	—	(2,530)	—	(2,530)
Common stock repurchases	—	(1,040,585)	—	(6,381)	—	—	—	(6,381)
Share-based payments	171,990	(9,885)	—	(53)	2,774	—	—	2,721
Balance, March 31, 2024	250,075,110	(9,942,258)	25	(62,958)	1,540,327	(8,508)	(572,208)	896,678
Net income (loss)	—	—	—	—	—	—	(24,478)	(24,478)
Other comprehensive income (loss)	—	—	—	—	—	(939)	—	(939)
Common stock repurchases	—	(3,589,436)	—	(16,736)	—	—	—	(16,736)
Share-based payments	1,336,574	(408,262)	—	(2,400)	4,557	—	—	2,157
Balance, June 30, 2024	251,411,684	(13,939,956)	25	(82,094)	1,544,884	(9,447)	(596,686)	856,682
Net income (loss)	—	—	—	—	—	—	(17,416)	(17,416)
Other comprehensive income (loss)	—	—	—	—	—	1,310	—	1,310
Common stock repurchases	—	(1,260,827)	—	(5,486)	—	—	—	(5,486)
Earnout share forfeitures	—	(2,778,434)	—	—	—	—	—	—
Share-based payments	—	—	—	—	2,419	—	—	2,419
Balance, September 30, 2024	251,411,684	(17,979,217)	$25	$(87,580)	$1,547,303	$(8,137)	$(614,102)	$837,509
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

Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively. The Company adopted ASU 2023-09 on January 1, 2025, and will include the newly required disclosures in the notes to its consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
Recently Issued Accounting Standards
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (“ASU 2025-06”), which amends the guidance for accounting for software costs to reflect current software development practices, including iterative and agile methodologies, by removing references to development stages. It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently assessing the impact of ASU 2025-06 on its condensed consolidated financial statements and disclosures.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of the requirements on its condensed consolidated financial statements and disclosures.
Note 2: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2025	2024	2025	2024
United States	$472,333	$435,919	$1,385,467	$1,247,682
Canada	9,725	11,301	30,306	33,858
Total Revenue	$482,058	$447,220	$1,415,773	$1,281,540
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three and nine months ended September 30, 2025 and 2024 are presented in the table below.

	Three Months Ended September 30,			Three Months Ended September 30,
	2025			2024
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$120,203	$—	$120,203	$103,703	$—	$103,703
Shipping and handling	—	6,939	6,939	—	4,621	4,621
Total rental revenue	120,203	6,939	127,142	103,703	4,621	108,324
Sales and services:
Equipment sales	383	320,200	320,583	3,701	301,775	305,476
Parts and services	1,619	32,714	34,333	2,300	31,120	33,420
Total sales and services	2,002	352,914	354,916	6,001	332,895	338,896
Total revenue	$122,205	$359,853	$482,058	$109,704	$337,516	$447,220

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2025			2024
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$345,127	$—	$345,127	$303,418	$—	$303,418
Shipping and handling	—	19,090	19,090	—	14,074	14,074
Total rental revenue	345,127	19,090	364,217	303,418	14,074	317,492
Sales and services:
Equipment sales	3,528	947,030	950,558	8,273	855,438	863,711
Parts and services	8,001	92,997	100,998	8,170	92,167	100,337
Total sales and services	11,529	1,040,027	1,051,556	16,443	947,605	964,048
Total revenue	$356,656	$1,059,117	$1,415,773	$319,861	$961,679	$1,281,540

Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
As of September 30, 2025 and December 31, 2024, the Company had net receivables related to contracts with customers of $85.5 million and $119.9 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had net receivables related to rental contracts of $96.7 million and $95.9 million, respectively.
The Company manages credit risk associated with its accounts receivable at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below address how credit risk and the Company's allowance for credit losses impact the Company's total revenues.
The Company’s allowance for credit losses reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, including specific accounts if deemed necessary, and on the Company’s historical collection experience. The Company's estimates reflect changing circumstances, including changes in the economy or in the particular circumstances of individual customers, and, as a result, the Company may be required to increase or decrease its allowance.
Accounts receivable, net consisted of the following:

(in $000s)	September 30, 2025	December 31, 2024
Accounts receivable	$199,458	$233,688
Less: allowance for doubtful accounts	(17,241)	(17,815)
Accounts receivable, net	$182,217	$215,873
For the nine months ended September 30, 2025 and 2024, the Company wrote-off $8.0 million and $8.4 million, respectively, of receivables, net of recoveries.

When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of September 30, 2025 and December 31, 2024, the Company had approximately $6.2 million and $4.8 million, respectively, of deferred rental revenue. All of the $4.8 million deferred rental revenue as of December 31, 2024 was recognized during the nine months ended September 30, 2025. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $21.2 million and $21.5 million in deposits as of September 30, 2025 and December 31, 2024, respectively. All of the $21.5 million deposit liability balance as of December 31, 2024 was recorded as revenue during the nine months ended September 30, 2025 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
The Company does not have material contract assets, and as such, did not recognize any material impairments of any contract assets.
Note 3: Sales-Type Leases
Revenue from rental agreements qualifying as sales-type leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2025	2024	2025	2024
Equipment sales	$383	$3,701	$3,528	$8,273
Cost of equipment sales	118	4,111	2,906	8,162
Gross margin	$265	$(410)	$622	$111
As these transactions remained under rental contracts, $1.6 million and $3.7 million for the three months ended September 30, 2025 and 2024, respectively, and $5.3 million and $14.6 million for the nine months ended September 30, 2025 and 2024, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $0.9 million and $2.8 million for the three months ended September 30, 2025 and 2024, respectively, and $3.2 million and $8.8 million for the nine months ended September 30, 2025 and 2024, respectively.
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

(in $000s)	September 30, 2025	December 31, 2024
Whole goods	$910,101	$913,571
Aftermarket parts and services inventory	125,541	135,733
Inventory	$1,035,642	$1,049,304
Note 5: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility (as defined below). As of September 30, 2025, the Company was in compliance with these covenants.

The amounts owed under floor plan payables are summarized as follows:

(in $000s)	September 30, 2025	December 31, 2024
Trade:
Daimler Truck Financial	$162,452	$166,409
PACCAR Financial Services	165,728	129,899
Ford Motor Credit Company, LLC	38,994	34,190
Trade floor plan payables	$367,174	$330,498
Non-trade:
PNC Equipment Finance, LLC	$366,414	$470,830
Non-trade floor plan payables	$366,414	$470,830
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $13.8 million and $40.8 million for the three and nine months ended September 30, 2025, respectively, and $16.7 million and $45.0 million for the same periods in 2024.
Trade Floor Plan Financing:
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”), which bore interest at a rate of U.S. Prime Rate plus 0.80% after an initial interest free period of up to 150 days. On January 1, 2025, the interest rate was updated to U.S. Prime Rate. The total borrowing capacity under the Daimler Facility is $225.0 million, however, from time to time, Daimler extends credit to the Company in excess of this amount. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $225.0 million as of September 30, 2025, to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of U.S. Prime Rate minus 0.71%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
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
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. On August 25, 2025, the Company renewed the Loan Agreement for an additional one year. The Loan Agreement, as of September 30, 2025, provides the Company with a $475.0 million revolving credit facility, which matures on August 25, 2026 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.00%.
Note 6: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	September 30, 2025	December 31, 2024
Rental equipment	$1,651,234	$1,522,710
Less: accumulated depreciation	(562,888)	(521,059)
Rental equipment, net	$1,088,346	$1,001,651

Note 7: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s, except interest rate data)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
ABL Facility	$708,481	$582,900	6.5%	7.1%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	17,388	17,648	5.8%	5.8%
Other notes payable	20,527	27,102	3.1%-7.0%	3.1%-7.0%
Total debt outstanding	1,666,396	1,547,650
Deferred financing fees	(16,638)	(19,926)
Total debt, net of deferred financing fees	1,649,758	1,527,724
Less: current maturities	(20,892)	(7,842)
Long-term debt	$1,628,866	$1,519,882
As of September 30, 2025, borrowing availability under the ABL Facility was $237.6 million, and outstanding standby letters of credit were $3.9 million.
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
Note 8: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the effects of potentially dilutive shares of common stock, if dilutive. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation. On July 31, 2024, all of the Company’s stock purchase warrants expired and were unexercised. Our potentially dilutive shares aggregated 4.3 million for both the three and nine months ended September 30, 2025, and 9.8 million and 24.8 million for the same periods in 2024, and were not included in the computation of diluted earnings (loss) per share because the impact would have been anti-dilutive. The Company had no dilutive common share equivalents during the three and nine months ended September 30, 2025 and 2024 due to results from continuing operations being a loss, net of tax.

Note 9: Equity
Preferred Stock
As of both September 30, 2025, and December 31, 2024, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of both September 30, 2025, and December 31, 2024, there were no shares of preferred stock issued or outstanding.
Common Stock
As of both September 30, 2025, and December 31, 2024, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.

On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing for the repurchase of up to $30 million of the Company’s shares of common stock, which authorization was further increased by $25 million of shares on September 14, 2023, and increased again by $25 million of shares on March 11, 2024, upon exhaustion of prior authorization. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. At September 30, 2025, $1.9 million was available under the stock repurchase program.
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
Energy Capital Partners Stock Repurchase
NESCO Holdings, LP is a Delaware limited partnership which held shares of our common stock. NESCO Holdings, LP is owned and controlled by Energy Capital Partners (“ECP”). On January 30, 2025, the Company purchased 8,143,635 shares of the Company’s common stock from affiliates of ECP (“Repurchase from ECP”), at a purchase price of $4.00 per share, which represents an approximately 23% discount from the price of $5.19 per share of common stock at the close of trading on January 29, 2025, for an aggregate purchase price of $32.6 million. The transaction was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors and the purchased shares are held in treasury.
Note 10: Fair Value Measurements
The FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
September 30, 2025
ABL Facility	$708,481	$—	$708,481	$—
2029 Secured Notes	920,000	—	899,346	—
2023 Credit Facility	17,388	—	17,388	—
Other notes payable	20,527	—	20,527	—

December 31, 2024
ABL Facility	$582,900	$—	$582,900	$—
2029 Secured Notes	920,000	—	859,050	—
2023 Credit Facility	17,648	—	17,733	—
Other notes payable	27,102	—	27,102	—
The carrying amounts of the ABL Facility, 2023 Credit Facility and other notes payable approximated fair value as of September 30, 2025, and December 31, 2024, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers.

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
For interim periods, we estimate our annual effective tax rate, exclusive of discrete items, which is derived primarily by our estimate of taxable income or losses for our applicable jurisdictions together with estimates of changes to our valuation allowance. The estimated annual effective tax rate is recorded in interim periods based on year-to-date income or loss before income taxes. Accordingly, income tax expense or benefit in quarterly periods reflects the impacts of changes to our annual effective tax rate. Because of the impacts of (i) the U.S. carryforwards’ valuation allowances, (ii) taxes in foreign jurisdictions and (iii) taxes in U.S. states that diverge from U.S. federal deductibility rules, our effective tax rate may fluctuate between a positive and a negative rate. For the nine months ended September 30, 2025, our income tax expense is comprised of $8.0 million of state income tax expense and $0.8 million of foreign income tax expense, resulting in an effective tax rate of (20.4)%. The effective tax rate was (0.9)% for the nine months ended September 30, 2024.
Recent Tax Legislation – On July 4, 2025, the President signed the One Big Beautiful Bill Act (the “OBBBA”) into law. This act introduces significant changes to tax law and other areas affecting company operations, including items such as extensions of provisions previously enacted under the 2017 Tax Cuts and Jobs Act, changes to business interest deductions, or modifications to depreciation deductions and impacts on energy tax credits. We are evaluating the potential impact of the OBBBA on our financial statements.
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
Management Fees — The Company is obligated under a Corporate Advisory Services Agreement with Platinum Equity, LLC (“Platinum”), under which management fees are payable to Platinum quarterly. The management fees are recorded in transaction expenses and other in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2025	2024	2025	2024
Total revenues from transactions with related parties	$1,408	$6,341	$7,479	$17,945
Expenses incurred from transactions with related parties included in cost of revenue	$6	$287	$47	$1,039
Expenses incurred from transactions with related parties included in operating expenses	$813	$693	$2,197	$2,093
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	September 30, 2025	December 31, 2024
Accounts receivable from related parties	$547	$3,688
Accounts payable to related parties	$165	$211
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
The Company’s segment results are presented in the tables below:

	Three Months Ended September 30,
	2025
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$123,945	$—	$3,197	$127,142
Equipment sales	45,160	275,423	—	320,583
Parts and services	—	—	34,333	34,333
Total revenue from external customers	169,105	275,423	37,530	482,058
Cost of revenue:
Rentals/parts and services	30,425	—	27,728	58,153
Equipment sales	34,339	234,038	—	268,377
Depreciation of rental equipment	54,068	—	707	54,775
Total cost of revenue from external customers	118,832	234,038	28,435	381,305
Gross profit	$50,273	$41,385	$9,095	$100,753

	Three Months Ended September 30,
	2024
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$105,317	$—	$3,007	108,324
Equipment sales	45,574	259,902	—	305,476
Parts and services	—	—	33,420	33,420
Total revenue from external customers	150,891	259,902	36,427	447,220
Cost of revenue:
Rentals/parts and services	29,415	—	28,033	57,448
Equipment sales	33,975	218,012	—	251,987
Depreciation of rental equipment	44,964	—	992	45,956
Total cost of revenue from external customers	108,354	218,012	29,025	355,391
Gross profit	$42,537	$41,890	$7,402	$91,829

	Nine Months Ended September 30,
	2025
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$354,638	$—	$9,579	$364,217
Equipment sales	139,287	811,271	—	950,558
Parts and services	—	—	100,998	100,998
Total revenue from external customers	493,925	811,271	110,577	1,415,773
Cost of revenue:
Rentals/parts and services	91,141	—	83,402	174,543
Equipment sales	105,742	687,784	—	793,526
Depreciation of rental equipment	156,695	—	2,178	158,873
Total cost of revenue from external customers	353,578	687,784	85,580	1,126,942
Gross profit	$140,347	$123,487	$24,997	$288,831

	Nine Months Ended September 30,
	2024
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$309,304	$—	$8,188	$317,492
Equipment sales	116,026	747,685	—	863,711
Parts and services	—	—	100,337	100,337
Total revenue from external customers	425,330	747,685	108,525	1,281,540
Cost of revenue:
Rentals/parts and services	88,496	—	82,849	171,345
Equipment sales	83,865	620,240	—	704,105
Depreciation of rental equipment	131,242	—	3,043	134,285
Total cost of revenue from external customers	303,603	620,240	85,892	1,009,735
Gross profit	$121,727	$127,445	$22,633	$271,805

Total assets by operating segment are not disclosed herein because assets by operating segment data is not reviewed by the CODM to assess performance and allocate resources.
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2025	2024	2025	2024
Gross profit	$100,753	$91,829	$288,831	$271,805
Selling, general and administrative expenses	54,863	54,630	173,479	168,322
Amortization	6,683	6,696	20,274	19,966
Non-rental depreciation	3,332	3,472	9,904	9,752
Transaction expenses and other	3,246	3,994	12,209	14,684
Interest expense, net	40,247	43,875	119,364	124,191
Financing and other expense (income)	(874)	(2,818)	(3,261)	(9,399)
Income (loss) before income taxes	$(6,744)	$(18,020)	$(43,138)	$(55,711)
The following table presents total assets by country:

(in $000s)	September 30, 2025	December 31, 2024
Assets:
United States	$3,390,830	$3,385,786
Canada	149,877	116,181
Total Assets	$3,540,707	$3,501,967

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be evaluated as such. These statements often include words such as “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “suggests,” “plans,” “targets,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose,” “could,” “would,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this report, you should understand that these statements are not guarantees of performance or results and are subject to and involve risks, uncertainties, and assumptions. You should not place undue reliance on these forward-looking statements or projections. Below is a summary of risk factors applicable to us that may materially affect such forward-looking statements and projections:
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
Transaction expenses and other — Transaction expenses and other include costs related to acquisitions of businesses; costs associated with closed operations; costs associated with restructuring and business optimization activities (inclusive of systems establishment costs); employee retention and/or severance costs; costs related to start-up/pre-openings and openings of locations; reconfiguration or consolidation of facilities and equipment conversion costs.
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
Ending OEC — Ending original equipment cost (“OEC”) is the original equipment cost of units at the end of the measurement period. OEC represents the original equipment cost and excludes the effect of adjustments to rental equipment fleet acquired in business combinations. OEC is the basis for calculating certain of the measures set forth below. Additionally, the pricing of our rental contracts and equipment sales prices for our equipment is based upon OEC, and we measure a rate of return from our rentals and sales using OEC. OEC is a widely used industry metric to compare fleet dollar value independent of depreciation.
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
Operating Segments
We operate in three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of September 30, 2025, this equipment (the “rental fleet”) is comprised of more than 10,350 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet of the foregoing products.
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
Results of Operations
Three and nine months ended September 30, 2025, compared to the same periods in 2024
Condensed Consolidated Results of Operations

	Three Months Ended
(in $000s)	September 30, 2025	% of revenue	September 30, 2024	% of revenue	$ Change	% change	June 30, 2025	% of revenue
Rental revenue	$127,142	26.4%	$108,324	24.2%	$18,818	17.4%	$120,814	23.6%
Equipment sales	320,583	66.5%	305,476	68.3%	15,107	4.9%	356,112	69.6%
Parts sales and services	34,333	7.1%	33,420	7.5%	913	2.7%	34,557	6.8%
Total revenue	482,058	100.0%	447,220	100.0%	34,838	7.8%	511,483	100.0%
Cost of revenue, excluding rental equipment depreciation	326,530	67.7%	309,435	69.2%	17,095	5.5%	354,934	69.4%
Depreciation of rental equipment	54,775	11.4%	45,956	10.3%	8,819	19.2%	54,007	10.6%
Gross profit	100,753	20.9%	91,829	20.5%	8,924	9.7%	102,542	20.0%
Operating expenses	68,124		68,792		(668)	(1.0)%	74,611
Operating income	32,629		23,037		9,592	41.6%	27,931
Total other expense	39,373		41,057		(1,684)	(4.1)%	38,833
Income (loss) before income taxes	(6,744)		(18,020)		11,276	(62.6)%	(10,902)
Income tax expense (benefit)	(988)		(604)		(384)	63.6%	17,478
Net income (loss)	$(5,756)		$(17,416)		$11,660	(66.9)%	$(28,380)

	Nine Months Ended September 30,
(in $000s)	2025	% of revenue	2024	% of revenue	$ Change	% of change
Rental revenue	$364,217	25.7%	$317,492	24.8%	$46,725	14.7%
Equipment sales	950,558	67.1%	863,711	67.4%	86,847	10.1%
Parts sales and services	100,998	7.1%	100,337	7.8%	661	0.7%
Total revenue	1,415,773	100.0%	1,281,540	100.0%	134,233	10.5%
Cost of revenue, excluding rental equipment depreciation	968,069	68.4%	875,450	68.3%	92,619	10.6%
Depreciation of rental equipment	158,873	11.2%	134,285	10.5%	24,588	18.3%
Gross profit	288,831	20.4%	271,805	21.2%	17,026	6.3%
Operating expenses	215,866		212,724		3,142	1.5%
Operating income	72,965		59,081		13,884	23.5%
Total other expense	116,103		114,792		1,311	1.1%
Income (loss) before income taxes	(43,138)		(55,711)		12,573	(22.6)%
Income tax expense	8,789		518		8,271	1,596.7%
Net income (loss)	$(51,927)		$(56,229)		$4,302	(7.7)%

Total Revenue - The increase in total revenue for the three and nine months ended September 30, 2025, compared to the same periods in 2024 is a result of strong new equipment sales as well as higher rental revenue driven by higher average OEC on rent.
Cost of Revenue, Excluding Rental Equipment Depreciation - The increase in cost of revenue, excluding rental equipment depreciation for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was driven primarily by the increase in equipment sales volume.
Depreciation of Rental Equipment - Depreciation of our rental equipment increased in the three and nine months ended September 30, 2025, compared to the same periods in 2024, as a result of higher rental equipment levels.
Operating Expenses - Operating expenses was flat for the three months ended September 30, 2025 compared to the same period in 2024, and increased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily as a result of an increase in general and administrative expenses due to increased compensation.
Total Other Expense - Other expense decreased for the three months ended September 30, 2025, compared to the same period in 2024, due to less interest expense on floorplan financing as a result of lower inventory levels. Other expense remained flat for the nine months ended September 30, 2025, compared to the same period in 2024.
Income Tax Expense (Benefit) - Income tax for the three months ended September 30, 2025 was a benefit of approximately $1.0 million and for the nine months ended September 30, 2025 was expense of approximately $8.8 million. The fluctuation in income tax is primarily due to taxable income in states that do not follow federal deductibility rules, resulting in an overall effective tax rate for the three and nine months ended September 30, 2025 of 14.7% and (20.4)%, respectively. We expect annual cash taxes to be paid to remain at a level consistent with previous years.
Net Income (loss) - Net loss decreased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to higher operating income as a result of strong new equipment sales as well as higher rental revenue driven by higher average OEC on rent.
Operating Metrics
We principally evaluate operational performance based on the following metrics: ending OEC, average OEC on rent, fleet utilization, and OEC on rent yield. We also report sales order backlog related to our customers’ orders for new vocational heavy duty trucks as an indicator of the demand environment for our products. The table below presents these key measures.

	Three Months Ended
(in $000s)	September 30, 2025	September 30, 2024	Change	% Change	June 30, 2025	% Change
Ending OEC	$1,621,725	$1,493,799	$127,926	8.6%	$1,560,704	3.9%
Average OEC on rent	$1,262,477	$1,082,679	$179,798	16.6%	$1,207,231	4.6%
Fleet utilization	79.3%	73.2%	6.1%	8.3%	77.6%	2.2%
OEC on rent yield	38.2%	38.4%	(0.2)%	(0.5)%	38.6%	(1.0)%
Sales order backlog	$279,785	$395,603	$(115,818)	(29.3)%	$334,805	(16.4)%

	Nine Months Ended September 30,
(in $000s)	2025	2024	Change	% Change
Ending OEC	$1,621,725	$1,493,799	$127,926	8.6%
Average OEC on rent	$1,215,570	$1,064,188	$151,382	14.2%
Fleet utilization	78.0%	72.7%	5.3%	7.3%
OEC on rent yield	38.2%	39.2%	(1.0)%	(2.6)%
Sales order backlog	$279,785	$395,603	$(115,818)	(29.3)%

Operating Results by Segment
Equipment Rental Solutions (ERS) Segment

	Three Months Ended
(in $000s)	September 30, 2025	September 30, 2024	$ Change	% Change	June 30, 2025	% Change
Rental revenue	$123,945	$105,317	$18,628	17.7%	$117,728	5.3%
Equipment sales	45,160	45,574	(414)	(0.9)%	52,744	(14.4)%
Total revenue	169,105	150,891	18,214	12.1%	170,472	(0.8)%
Cost of rental revenue	30,425	29,415	1,010	3.4%	30,328	0.3%
Cost of equipment sales	34,339	33,975	364	1.1%	40,396	(15.0)%
Depreciation of rental equipment	54,068	44,964	9,104	20.2%	53,303	1.4%
Total cost of revenue	118,832	108,354	10,478	9.7%	124,027	(4.2)%
Gross profit	$50,273	$42,537	$7,736	18.2%	$46,445	8.2%

	Nine Months Ended September 30,
(in $000s)	2025	2024	$ Change	% Change
Rental revenue	$354,638	$309,304	$45,334	14.7%
Equipment sales	139,287	116,026	23,261	20.0%
Total revenue	493,925	425,330	68,595	16.1%
Cost of rental revenue	91,141	88,496	2,645	3.0%
Cost of equipment sales	105,742	83,865	21,877	26.1%
Depreciation of rental equipment	156,695	131,242	25,453	19.4%
Total cost of revenue	353,578	303,603	49,975	16.5%
Gross profit	$140,347	$121,727	$18,620	15.3%
Total Revenue - The increase in total revenue for the ERS segment for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was due to an increase in rental revenue as well as rental equipment sales for the nine months ended. Rental revenue increased as a result of higher fleet utilization of 6.1% and 5.3% for the three and nine months ended September 30, 2025, respectively, driven by higher average OEC on rent. Rental equipment sales increased for the nine months ended due to steady performance and demand in the utility market for transmission and distribution jobs.
Cost of Rental Revenue - The increase in cost of rental revenue for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was largely due to an increase in rental activity.
Cost of Equipment Sales - Cost of equipment sales was flat for the three months ended September 30, 2025, compared to the same period in 2024. The increase in cost of equipment sales for the nine months ended September 30, 2025, was due to an increase in rental equipment sales volume.
Depreciation - Depreciation of our rental equipment increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, as a result of higher rental equipment levels.
Gross Profit - The increase in gross profit for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was due to the higher mix of rental revenue for the period.

Truck and Equipment Sales (TES) Segment

	Three Months Ended
(in $000s)	September 30, 2025	September 30, 2024	$ Change	% Change	June 30, 2025	% Change
Equipment sales	$275,423	$259,902	$15,521	6.0%	$303,368	(9.2)%
Cost of equipment sales	234,038	218,012	16,026	7.4%	256,276	(8.7)%
Gross profit	$41,385	$41,890	$(505)	(1.2)%	$47,092	(12.1)%

	Nine Months Ended September 30,
(in $000s)	2025	2024	$ Change	% Change
Equipment sales	$811,271	$747,685	$63,586	8.5%
Cost of equipment sales	687,784	620,240	67,544	10.9%
Gross profit	$123,487	$127,445	$(3,958)	(3.1)%
Equipment Sales - Equipment sales increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024. The increase in new equipment sales is driven by robust demand for vocational vehicles across our end markets, particularly intra-quarter demand from local and regional customers.
Cost of Equipment Sales - Cost of equipment sales increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, due to the increase in equipment sales volume.
Gross Profit - Gross profit remained flat for the three months ended September 30, 2025 compared to the same period in 2024. The decrease in gross profit for the nine months ended September 30, 2025, compared to the same period in 2024, was due to the pricing pressures on truck sales as well as the mix of equipment sold.

Aftermarket Parts and Services (APS) Segment

	Three Months Ended
(in $000s)	September 30, 2025	September 30, 2024	$ Change	% Change	June 30, 2025	% Change
Rental revenue	$3,197	$3,007	$190	6.3%	$3,086	3.6%
Parts and services revenue	34,333	33,420	913	2.7%	34,557	(0.6)%
Total revenue	37,530	36,427	1,103	3.0%	37,643	(0.3)%
Cost of revenue	27,728	28,033	(305)	(1.1)%	27,934	(0.7)%
Depreciation of rental equipment	707	992	(285)	(28.7)%	704	0.4%
Total cost of revenue	28,435	29,025	(590)	(2.0)%	28,638	(0.7)%
Gross profit	$9,095	$7,402	$1,693	22.9%	$9,005	1.0%

	Nine Months Ended September 30,
(in $000s)	2025	2024	$ Change	% Change
Rental revenue	$9,579	$8,188	$1,391	17.0%
Parts and services revenue	100,998	100,337	661	0.7%
Total revenue	110,577	108,525	2,052	1.9%
Cost of revenue	83,402	82,849	553	0.7%
Depreciation of rental equipment	2,178	3,043	(865)	(28.4)%
Total cost of revenue	85,580	85,892	(312)	(0.4)%
Gross profit	$24,997	$22,633	$2,364	10.4%
Total Revenue - Total revenue increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, due to an increase in tools, kits and accessories rentals related to the increase in T&D infrastructure end-user demand.
Cost of Revenue - Cost of revenue was flat for the three and nine months ended September 30, 2025, compared to the same periods in 2024.

Gross Profit - The increase in gross profit for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was primarily driven by the increase in rental revenue which has lower costs associated with it.
Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months and beyond. As of September 30, 2025, we had $13.1 million in cash and cash equivalents compared to $3.8 million as of December 31, 2024. As of September 30, 2025 and December 31, 2024, we had $708.5 million and $582.9 million of outstanding borrowings under our ABL Facility, respectively. Availability under the ABL Facility was $237.6 million as of September 30, 2025, and based on our borrowing base, we have an additional $232.0 million of suppressed availability that we can potentially utilize by upsizing our existing facility. For further information on the ABL Facility, see Note 7: Long-Term Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loan Covenants and Compliance
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit Nesco Holdings II, Inc., our wholly owned subsidiary (the “Borrower” with respect to the ABL Facility, or the “Issuer” with respect to the Indenture, defined below) and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of the Borrower’s restricted subsidiaries to pay dividends; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Borrower’s assets; enter into certain transactions with the Borrower’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Borrower and its restricted subsidiaries are permitted to make. Unlimited dividends under the ABL Facility may be permitted so long as, on a pro forma basis, “distribution conditions” (as defined in the ABL Credit Agreement governing the ABL Facility) are satisfied. As of September 30, 2025, the Company’s distribution conditions were satisfied and, as a result, the Company determined there were no restrictions on distributions by the Borrower and its restricted subsidiaries by the ABL Credit Agreement.
The 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”) were issued pursuant to the indenture governing our 2029 Secured Notes (the “Indenture”) which contains covenants that limit the Issuer’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Issuer’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Issuer’s subsidiaries as unrestricted subsidiaries. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Issuer and its restricted subsidiaries are permitted to make. Unlimited dividends, under the Indenture, may be made so long as after giving effect to making the dividends, the Consolidated Total Debt Ratio would be no greater than 5.00 to 1.00 on a pro forma basis. As of September 30, 2025, the Company’s Consolidated Total Debt Ratio was not greater than 5.00 to 1.00 and, as a result, the Company determined there were no restrictions on distributions by the Issuer and its restricted subsidiaries by the Indenture. For further information on the ABL Facility and Indenture, see Note 8: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed on March 4, 2025.
The Company presents Adjusted EBITDA calculated in accordance with “Consolidated EBITDA” as that term is used in the ABL Credit Agreement and the Indenture. Adjusted EBITDA is defined as net income, as adjusted for provision for income taxes, interest expense, net (excluding interest on floorplan financing), depreciation of rental equipment and non-rental depreciation and amortization, and further adjusted for the impact of the fair value mark-up of acquired rental fleet (the “non-cash purchase accounting impact”), business acquisition and merger-related costs, including integration, the impact of accounting for certain of our rental contracts with customers that are accounted for under GAAP as a sales-type lease and stock compensation expense.
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
The following table provides the calculation of Adjusted EBITDA pursuant to the ABL Credit Agreement and the Indenture.

	Three Months Ended		Nine Months Ended		Three Months Ended June 30, 2025
(in $000s)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$(5,756)	$(17,416)	$(51,927)	$(56,229)	$(28,380)
Interest expense	26,462	27,156	78,518	79,174	26,440
Income tax expense (benefit)	(988)	(604)	8,789	518	17,478
Depreciation and amortization	67,048	59,295	195,985	173,253	66,426
EBITDA	86,766	68,431	231,365	196,716	81,964
Adjustments:
Non-cash purchase accounting impact (1)	3,406	4,066	11,502	12,286	3,915
Transaction and integration costs (2)	3,246	3,994	12,209	14,684	5,303
Sales-type lease adjustment (3)	465	1,295	1,482	5,730	471
Share-based payments (4)	2,080	2,419	6,259	8,748	1,775
Change in fair value of warrants (5)	—	—	—	(527)	—
Adjusted EBITDA	$95,963	$80,205	$262,817	$237,637	$93,428
(1) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold. The equipment and inventory acquired received a purchase accounting step-up in basis, which is a non-cash adjustment to the equipment cost pursuant to our ABL Credit Agreement and Indenture.
(2) Represents transaction and other costs related to acquisitions of businesses; costs associated with closed operations; costs associated with restructuring and business optimization activities (inclusive of systems establishment costs); employee retention and/or severance costs; costs related to start-up/pre-openings and openings of locations; reconfiguration or consolidation of facilities or equipment conversion costs. These adjustments are presented as adjustments to net income (loss) pursuant to our ABL Credit Agreement and Indenture.
(3) Represents the impact of sales-type lease accounting for certain leases containing RPOs, as the application of sales-type lease accounting is not deemed to be representative of the ongoing cash flows of the underlying rental contracts. The adjustments are made pursuant to our ABL Credit Agreement and Indenture. The components of this adjustment are presented in the table below.

	Three Months Ended		Nine Months Ended		Three Months Ended June 30, 2025
(in $000s)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Equipment sales	$(383)	$(3,701)	$(3,528)	$(8,273)	$(984)
Cost of equipment sales	118	4,111	2,906	8,162	949
Gross margin	(265)	410	(622)	(111)	(35)
Interest income	(872)	(2,766)	(3,206)	(8,791)	(1,322)
Rental invoiced	1,602	3,651	5,310	14,632	1,828
Sales-type lease adjustment	$465	$1,295	$1,482	$5,730	$471

(4) Represents non-cash share-based compensation expense associated with the issuance of restricted stock units.
(5) Represents the charge to earnings for the change in fair value of the liability for warrants. On July 31, 2024, all of the Company’s stock purchase warrants expired and were unexercised.

The following table presents the calculation of Net Debt and Net Leverage Ratio:

(in $000s)	September 30, 2025	June 30, 2025
Current maturities of long-term debt	20,892	23,114
Long-term debt, net	1,628,866	1,589,883
Deferred financing fees	16,638	17,705
Less: cash and cash equivalents	(13,058)	(5,259)
Net Debt	$1,653,338	$1,625,443
Divided by: LTM Adjusted EBITDA (1)	$364,837	$349,079
Net Leverage Ratio	4.53	4.66
(1) The following tables present the calculation of LTM Adjusted EBITDA for the periods ended September 30, 2025 and June 30, 2025:

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	September 30, 2025	September 30, 2024	December 31, 2024	September 30, 2025
Net income (loss)	$(51,927)	$(56,229)	$(28,655)	$(24,353)
Interest expense	78,518	79,174	105,895	105,239
Income tax expense (benefit)	8,789	518	(532)	7,739
Depreciation and amortization	195,985	173,253	235,807	258,539
EBITDA	231,365	196,716	312,515	347,164
Adjustments:
Non-cash purchase accounting impact	11,502	12,286	16,833	16,049
Transaction and integration costs	12,209	14,684	17,915	15,440
Sales-type lease adjustment	1,482	5,730	4,559	311
Gain on sale leaseback transaction	—	—	(23,497)	(23,497)
Share-based payments	6,259	8,748	11,859	9,370
Change in fair value of warrants	—	(527)	(527)	—
Adjusted EBITDA	$262,817	$237,637	$339,657	$364,837

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	June 30, 2025	June 30, 2024	December 31, 2024	June 30, 2025
Net income (loss)	$(46,171)	$(38,813)	$(28,655)	$(36,013)
Interest expense	52,056	52,018	105,895	105,933
Income tax expense (benefit)	9,777	1,122	(532)	8,123
Depreciation and amortization	128,937	113,958	235,807	250,786
EBITDA	144,599	128,285	312,515	328,829
Adjustments:
Non-cash purchase accounting impact	8,096	8,220	16,833	16,709
Transaction and integration costs	8,963	10,690	17,915	16,188
Sales-type lease adjustment	1,017	4,435	4,559	1,141
Gain on sale leaseback transaction	—	—	(23,497)	(23,497)
Share-based payments	4,179	6,329	11,859	9,709
Change in fair value of warrants	—	(527)	(527)	—
Adjusted EBITDA	$166,854	$157,432	$339,657	$349,079

Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Nine Months Ended September 30,
(in $000s)	2025	2024
Net cash flow from operating activities	$262,804	$39,934
Net cash flow for investing activities	(233,786)	(164,883)
Net cash flow (for) from financing activities	(19,697)	122,779
Effect of exchange rate changes on cash and cash equivalents	(68)	299
Net change in cash and cash equivalents	$9,253	$(1,871)
As of September 30, 2025, we had cash and cash equivalents of $13.1 million, an increase of $9.3 million from December 31, 2024. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility, and availability under our credit facilities.
Cash Flows from Operating Activities
Net cash from operating activities was $262.8 million for the nine months ended September 30, 2025, as compared to $39.9 million in the same period of 2024. The change year over year is driven by lower levels of inventory production in 2025 compared to 2024.
Cash Flows for Investing Activities
Net cash used in investing activities was $233.8 million for the nine months ended September 30, 2025, as compared to $164.9 million in the same period of 2024. The increase in cash used in investing activities was primarily due to an increase in purchases of rental equipment of $70.4 million.
Cash Flows (for) from Financing Activities
Net cash used in financing activities was $19.7 million for the nine months ended September 30, 2025, as compared to net cash from financing activities of $122.8 million in the same period of 2024. The increase in cash used in financing activities was primarily due to an increase in repayments on floorplan liabilities and long term debt of $105.2 million and lower proceeds from floorplan liabilities and long term debt of $34.8 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the ABL Credit Facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of September 30, 2025, we had $1,442.1 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under floor plan financing and the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense under floor plan financing and the ABL Facility by approximately $1.8 million on an annual basis.
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
Foreign currency exchange rate risk
During the nine months ended September 30, 2025, we generated $30.3 million of revenues denominated in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.6 million on an annual basis. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
(b) Changes to Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not purchase any shares of our common stock during the three months ended September 30, 2025.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Description
10.1+	Form of 2025 Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2025).
10.2+	Amendment No. 1 to Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2025).
10.3+	Form of 2025 Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2025).
10.4+	Form of 2025 Corporate Milestones Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2025).
10.5+	Amendment No. 1 to Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.
+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	October 27, 2025	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	October 27, 2025	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer