Form 10-K
period 2025-12-31
Custom Truck One Source, Inc.
filed 2026-03-10
CIK 1709682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The aggregate market value of shares of common stock held by non-affiliates, computed by reference to the closing price for such common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $291.4 million.
The number of shares of common stock outstanding as of March 6, 2026 was 226,625,924.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement related to the 2026 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2026.	Part III (Items 10, 11, 12, 13, and 14)

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
•we are subject to complex laws and regulations, including environmental and safety regulations that can adversely affect cost, manner or feasibility of doing business; and
•we are subject to a series of risks related to climate change, and increased attention to, and evolving expectations for, sustainability and environmental, social and governance initiatives.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, for additional risks. This report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties. We have not independently verified the information contained in such sources.

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
We are a specialty equipment provider to the electric utility transmission and distribution, telecommunications, rail, forestry, waste management and other infrastructure-related industries in North America. Our core business relates to our new equipment inventory and rental fleet of specialty equipment that is utilized by service providers in infrastructure development and improvement work. We offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade, and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks, and rail systems, as well as for lighting and signage. We rent, produce, sell, and service a broad range of new and used equipment, including bucket trucks, digger derricks, dump trucks, cranes, service trucks, and heavy-haul trailers. Through December 31, 2025, we managed our business in our three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”), and Aftermarket Parts and Services (“APS”). Recently, our Chief Executive Officer reevaluated how he assesses performance and allocates resources across our business. This review resulted in a change in the reporting of management’s internal financial information. As a result, beginning in the three months ending March 31, 2026, we will report our results under two reportable segments: (1) Specialty Equipment Rentals (“SER”) and (2) Specialty Truck Equipment and Manufacturing (“STEM”). Upon implementation, the new SER segment will consist of our historical ERS segment and a portion of our historical APS segment, and the new STEM segment will consist of our historical TES segment and a portion of our historical APS segment. We will also begin reflecting intercompany activity between the two segments, which will ultimately be eliminated in consolidation. This new segment reporting reflects how CTOS’s business is managed and how resources are allocated in 2026, and management believes this new presentation better reflects the positioning of CTOS’s strategies and operations portfolio. Management expects to provide more information on the new two segments in early April. We believe our new segment realignment will better reflect key economic drivers, capital intensity, and margin profiles of the respective new segments, as well as align our external reporting with how management allocates capital and evaluates performance.
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
Custom Truck owns one of the industry’s largest fleets of specialty rental equipment focused on electric utility transmission and distribution (“T&D”), infrastructure, rail and telecommunications end-markets through our ERS segment. As of December 31, 2025, our fleet is comprised of more than 10,400 units with an average unit age of approximately 2.9 years, which we believe is young by rental fleet standards and compares favorably to the long useful life of the equipment. Our rental fleet is managed on a national level, which allows us to efficiently reposition equipment in response to shifts in regional demand and thereby sustain strong utilization levels.
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
End-Market Overview
Our core end-markets include electric utility T&D, general infrastructure, rail and telecom, among others.
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
On November 6, 2021, the United States Congress passed, and the President of the United States signed, the Infrastructure Investment and Jobs Act (the “Infrastructure Act”). The final amended version included approximately $1.2 trillion in spending in new and reallocated funds with positive impacts to each of our end-markets. Recent data released by the Federal government indicates that, as of September 2025, more than 75% of the funds from the Infrastructure Act have been allocated and less than 50% of the funds have been spent. Third-party industry research supports this and suggests that spending from the Infrastructure Act should continue through 2026 and possibly into 2027.
Electric Utility T&D End-Market
Maintaining safe and effective transmission and distribution lines is critical to national infrastructure, as they carry the electricity that powers the nation. Transmission lines carry high voltage electricity long distances, while distribution lines carry electricity from local transformers to houses and businesses. Additionally, as the economy “electrifies,” in pursuit of reducing greenhouse gas emissions, electric reliability has become increasingly important. There will continue to be an increasing need for grid resiliency projects, such as fire mitigation and storm hardening, with substantial renewable energy investments likely to be required in the electric transmission grid. From 2015 to 2024, the compound annual growth rate (“CAGR”) for U.S.-based investor-owned utilities’ capital expenditures was approximately 5% for transmission and 10% for distribution. From 2024 through 2029, capital expenditures in these categories are forecasted to grow at CAGRs of approximately 15% for transmission and 4% for distribution. Our specialty equipment is used for these projects, including the maintenance and repair of live lines and installation of new lines. Total capital expenditures among U.S. investor-owned utilities in the electric utility T&D end-market were projected to be approximately $102 billion in 2025. This spend is driven by a number of attractive dynamics, demonstrating that the U.S. is potentially in the very early stages of a multi-year electric utility T&D spending cycle.
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
AI-Driven Data Center Growth – AI-driven data centers are transforming digital infrastructure but are also driving significant increases in power demand due to their reliance on energy-intensive hardware. As these centers process vast amounts of data for machine learning and deep learning, they require substantial electricity further amplified by the growing integration of “edge” computing. Total U.S. power demand, which was almost flat from 2010 through 2020, is expected to grow at a CAGR of 3.5% through 2040, with much of the growth coming from increased data center electricity demand. U.S. electricity demand from data centers is expected to reach 106 gigawatts by 2035, which represents a 165% increase from total demand of approximately 40 gigawatts in 2025.
Electrification Trends – Continued electrification in the U.S. transportation, commercial and residential real estate, and industrial sectors coupled with the shift to renewable electricity generation detailed above have been identified among the key factors towards reducing reliance on fossil fuels in the U.S. Recent forecasts indicate that U.S. energy consumption in 2050 could be approximately 80% higher than it was in 2023.

Supporting these trends, the Infrastructure Act includes $7.5 billion to build a national network of electric vehicle chargers and $65 billion to upgrade power infrastructure.
Changing Power Generation Landscape – The ongoing transition from coal to gas and renewables continues to drive changes in the generation landscape and transmission project development. Twenty-five states plus the District of Columbia have adopted specific greenhouse gas reduction targets to address climate change. As a result, significant spend for new transmission lines will be required to interconnect these new sources of power with the electrical grid.
Increased Manufacturing Onshoring – In recent years, manufacturing onshoring in the U.S. - the building of manufacturing facilities in the U.S. to replace existing overseas production - has increased substantially. This trend is being driven by several factors including a desire by manufacturers to reduce supply chain bottlenecks; increased labor and transportation costs; various tariff regimes imposed on certain goods and jurisdictions; and geopolitical tensions. The proportion of Chief Executive Officers and Chief Operating Officers in 2024 reporting that their companies have plans to bring supply chains closer to their home market has risen to 81%, up sharply from 63% in 2022. Manufacturing onshoring initiatives were bolstered by the passage of the 2025 Federal tax and spending bill, often referred to as the “One Big Beautiful Bill,” which kept the corporate tax rate at its current 21% level and encouraged capital and R&D spending by making permanent the accelerated depreciation provisions of the Federal tax code. These trends have contributed to increased manufacturing spending and, as a result, increase electricity demand in the U.S., as this growth often requires energy-intensive operations, including advanced automation and robotics, further straining existing power grids.
The growth in domestic manufacturing, along with data center growth trends detailed above, were cited in a recent industry report as the primary contributing factors to an increase in forecasted five-year cumulative growth from 2025 to 2030 in annual nationwide electricity demand to approximately 29% from under 4% forecasted in 2022 for the same period. This growth in demand will require investment in additional power generation, which will require the installation of new transmission and distributions lines to deliver the power to the grid and ultimately, to the customers.
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
Infrastructure End-Market
We also serve the general infrastructure end-market, which includes surface transportation, national highway performance, highway safety, metropolitan transit, and other key infrastructure systems, including residential and non-residential waste and water. Total infrastructure capex spend in the U.S. in 2025 was estimated to be over $310 billion, and we believe the infrastructure end-market outlook remains positive, as total infrastructure spending is projected to increase to approximately $365 billion by 2029.
We consider the waste end-market as part of the general infrastructure industry. Long-term, secular growth in this market is driven by growing waste volumes generated by increasing waste generation per capita. Population and income growth drive municipal solid waste generation. Municipal solid waste revenue in the U.S. is projected to grow at a CAGR of over 5% from 2025 to 2034. Waste is generally considered to be a recession-resistant industry given the non-discretionary nature of waste collection and disposal. Ongoing consolidation amongst waste haulers results in increasing market share for large, well-capitalized companies that have the resources to invest in the latest trucks and equipment, which the Company sells.
Rail End-Market
Freight and commuter rail are responsible for transporting products and people across North America. Our rail mounted equipment is used for a variety of tasks including the installation of new rail and maintenance of the existing rail lines. The equipment is also often used for working on older infrastructure such as repairing bridges and terminals with more antiquated track and systems that are in need of upgrades with more modern systems. The five largest public railroads operating in North America spend more than $13.5 billion annually in capital expenditures. Such capital expenditures are expected to continue to grow as freight demands increase. In addition to freight rail, spend on active commuter rail projects is significant with a growing pipeline. The Infrastructure Act provided $66 billion to support passenger rail improvement projects.
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

Commuter Rail – Trends such as population growth, increasing urbanization, a focus on sustainability, environmental awareness, and increasing highway congestion are expected to drive continued investment in commuter rail. Furthermore, as a result of years of insufficient funding, transit systems across the U.S. are struggling to cope with aging infrastructure, creating and increasing backlog. The most recent Federal estimates quantify the backlog of projects required to attain a “state of good repair,” meaning public transit is repaired to an age within its average service life, at over $140 billion, an almost 40% increase since 2018. In addition, to maintain a state of good repair, an additional approximately $300 billion would be needed over the next 20 years to address the backlog and ensure the reliability and safety of transit systems.
Telecom End-Market
Telecommunications infrastructure, including telecom cells, towers, and wirelines, is the backbone of telephonic interaction and the transportation of mobile data. We provide the specialty equipment required to maintain and install telecom cells, towers, and communication lines. Spending on broadband telecommunications infrastructure was approximately $90 billion in 2024. This spending is expected to continue to grow due largely to spending from the BEAD program that is a part of the Infrastructure Act, which allocated over $42 billion to expand high-speed internet across all 50 U.S. states plus the U.S. territories. While the allocation of funds from the BEAD program was delayed in early 2025, updated guidelines reduced the number of eligible locations and, subsequently, the allocable funds to $21 billion. The additional $21 billion originally allocated under the BEAD program could potentially be available for other related industry spending to be determined. Currently, all 56 states and U.S. territories have re-submitted their final proposals under the updated guidelines. Funds are expected to begin to be deployed in 2026. In addition, the continued expansion and implementation of wireless 5G technology, which requires existing cell sites add equipment to support new frequencies, will continue to contribute to a sustained level of industry spending.
Rapid technological advancements, including advanced digital and video service offerings, continue to increase demand for greater wireline and wireless network capacity and reliability. Data traffic is at an all-time high and is expected to increase in the future. North America data traffic is expected to grow at a CAGR of 12% from 2025 to 2031.
Products and Services
Equipment Rental Solutions and Truck and Equipment Sales
Our equipment rental fleet consists of more than 10,400 units, which management believes is among the largest specialty equipment rental fleets in North America. Our fleet consists of more than 250 product variations to serve the specialized needs of our customers including various terrain options such as truck mounted, rail mounted, track mounted, and all-wheel drive. Our equipment can reach transmission lines and cell sites in excess of 200 feet in the air, dig to a depth of 60 feet to install telephone and power line poles, provide power line and fiber line pulling capacity of up to 40,000 pounds, and reach remote and inaccessible areas for rail maintenance. A large percentage of our fleet is insulated, which allows customers to safely work on live electric lines. Our equipment is regularly tested for safety, which includes regulation-mandated dielectric testing of all insulated units to ensure safe operations near electrical wiring. The majority of our equipment can be used across a variety of end-markets and many of our customers operate in multiple end-markets. Rental rates vary depending on product type, geography, demand, and other factors.
Examples of our rental and sales equipment include:

Bucket Trucks	Trucks equipped with a bucket mounted on an insulated or non-insulated hydraulic lifting aerial device used to maintain and construct utility, rail, or telecommunication lines.
Digger Derricks	Trucks equipped with a boom and auger used to dig holes and set utility, rail, and telephone poles.
Cable placers	Equipment used to string new and re-conduct overhead utility, rail, telecom, or cable lines including pole trailers, reel handling trailers, and other material handling trailers.
Boom Trucks	Trucks equipped with a boom mounted on an insulated or non-insulated hydraulic lifting aerial device used to maintain and construct utility, rail, or telecommunication lines.
Rail Trucks	Trucks equipped with specialty equipment to drive on rail tracks.
Roll-Off Trucks	Trucks equipped to transport waste containers.
Knuckleboom Trucks	Trucks equipped to lift for utility, construction, and building materials applications.
Vacuum Trucks	Trucks equipped to safely dig holes and transport materials by vacuuming materials or liquids.
Cranes	Equipment made to lift heavy objects utilized in our core markets.
Underground Equipment	Variety of equipment used to place and remove underground utility and telecom lines without disruption to the surface.

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

Young, Well-Maintained Rental Fleet Comprised of In-Demand Equipment – Our rental fleet consists of more than 10,400 units and is one of the youngest in the industry, with an average age of 2.9 years as of December 31, 2025. We maintain the majority of our fleet using our own trained technicians and locations to ensure consistent repairs, best-in-class service and maintenance, and delivery of fully functioning, ready-to-work equipment to our customers. We are highly responsive, adding high-quality equipment to our fleet on an ongoing basis to meet customer demands in a changing market landscape. We focus our production capabilities on the equipment that our customers need most in the end-markets with the most growth potential. Disciplined fleet maintenance and strict focus on meeting customer and end-market requirements have resulted in over 77% utilization on average of our rental fleets in the last two years.
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
Strong, Diverse Client Relationships and Industry Expertise – We serve approximately 8,000 customers, with the top 15 customers representing approximately 23.6% of total revenue and no single customer representing greater than 4% of total revenue in 2025. Of our top 20 customers, 16 of them both rent and purchase equipment. We have very strong brand recognition among our industry-leading customers. Our ability to deliver an unmatched value proposition for our customers’ most complex and technical requirements, on a tight deadline, results in long-tenured relationships with premier customers across our different end-markets. We have significant tenure with our top customers, with key relationships spanning approximately 20 years. Our strong knowledge of the equipment and product requirements in our customers’ end-markets allows us to work closely with our customers to determine their specialty equipment needs while our ability to offer the optionality to either rent or purchase equipment helps meet customers’ capital allocation preferences and increases customer penetration.
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
Increase Penetration of Aftermarket Parts and Service – Each full-service location provides certified test and repair services and an expanded product offering of both insulated and non-insulated tools. Today, we leverage our service technicians, including those dedicated to field service, to support our existing rental fleet and select customer-owned equipment. We see an opportunity to grow the size of the internal service organization and external service provider network to increase our ability to service customer-owned equipment. During 2026, we are launching a focused initiative to grow our third-party service capacity, focusing initially at our locations in Fontana, CA and Wyandanch, NY, with additional capacity to be added at five other existing branch locations throughout the United States during the year. We believe this strategic reallocation of capacity and focus will strengthen our overall business and connection with our customers.
Continue to Pursue Domestic Geographic Expansion – We operate more than 40 locations; however, broad sections of the United States and Canada are still outside of our primary operating area. In the past, we have expanded into new geographical markets through both strategic acquisitions and through internal growth. There is an opportunity for future expansion across the United States to support growth. Custom Truck has successfully opened six locations in geographic areas where there were no attractive acquisition targets, exemplifying the ability to expand our reach without the use of acquisitions. In addition to organic geographic expansion, we may opportunistically pursue acquisitions to expand our product and service offering and accelerate growth.
Sales and Marketing
Sales
We operate with a nationwide direct sales team to address the specialized needs of our customer base and to cultivate strategic partnerships with key customers. Our more than 120-member sales organization is led by members of our senior management team, including Presidents, Vice Presidents and Regional Sales Managers. The average years of experience in the industry of our sales personnel is more than 25 years. Our field sales organization and 24-hour support center have developed “first-call” relationships with several of our largest customers while providing significant expertise in the technical nature of the equipment and projects.
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
Intellectual Property
We do not own or license any patents, patent applications, or registered copyrights. We own a number of trademarks and domain names important to the business. Our material trademarks are registered or pending applications for registrations in the U.S. Patent and Trademark Office and various non-U.S. jurisdictions. We use “Custom Truck One Source” as unregistered trademarks and “Load King” as a registered trademark. Additionally, pursuant to an agreement with Terex, we have a revocable, royalty-free, limited license to use certain Terex trademarks to promote the sale and servicing of Terex products, subject to certain conditions of use. We believe we own or license, or could obtain on reasonable terms, any intellectual property rights needed to conduct our business.
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
Our drive, expertise, and responsiveness to the specialized needs of our customers set us apart. Management values a strong relationship with our employees across all our locations. As of December 31, 2025, we had approximately 2,500 employees in more than 40 locations across North America. Approximately 2% of our U.S. employees are covered by a collective bargaining agreement.
Our Culture
Our success is rooted in our core values that guide how we interact with our colleagues, customers, vendors, suppliers, and key stakeholders in the communities we serve.

•Care & Respect – We treat each other with respect and show genuine care for one another, our customers, suppliers, and communities where we live and work.
•Solve Problems Like A Mechanic – We relish solving problems, our curiosity and true grit enables us to find lasting solutions that meet our customers’ needs.
•Driven to Deliver – We own our work, take initiative, and use our determination to make our work better and deliver on our commitments and drive results that matter.
•Engage Collaboratively – We help each other, we openly share and listen to each other’s ideas and opinions – even when we disagree because we succeed when we work together.
•Spark Innovation – We embrace new ways of working; we challenge the status quo and continue to explore and learn to enhance our skills and work.
We are dedicated to fostering an inclusive workplace where our employees can thrive regardless of background. We seek feedback from employees through engagement surveys, which help us identify opportunities to continuously improve the employee work experience.
To strengthen and celebrate our culture, we rely on our active Culture Champion Network, which is comprised of a cross-section of employees from a diverse range of backgrounds who collaborate to promote and enhance our work environment.
Our Employee Resource Groups (“ERGs”) provide community for employees with shared interests, encouraging meaningful connections, promoting wellbeing, and fostering personal and professional growth. These employee-led groups are open to any employees who express interest and contribute to making CTOS a more inclusive workplace while positively impacting the communities we serve.
Our Talent Attraction
At CTOS, we are dedicated to identifying, hiring, and retaining a diverse and skilled workforce. Our staffing initiatives include a robust employee referral program, strategic partnerships with recruiting firms, active use of job-posting platforms, and a strong social media presence.
We also collaborate with university and vocational technical programs to connect with a wide range of candidates. We actively recruit at universities and offer internships across various disciplines to attract the best early-career talent. In 2025, we provided 29 paid internship opportunities to students from vocational high schools and university programs. Additionally, we recruit experienced professionals externally to bring fresh perspectives and expertise into our organization.
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
Military veterans are a natural fit with our culture, bringing highly transferable skills and a commitment to excellence. We collaborate with organizations such as Hiring Our Heroes, the U.S. Chamber of Commerce, and Military Transition Assistance Programs to recruit veterans seeking rewarding careers after their military service. Our Veterans ERG plays a pivotal role in outreach efforts, actively participating in career fairs and veteran community events to connect with potential candidates.
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
•Leadership Development: In 2025, we continued our investment in leadership development programs to strengthen leadership capabilities and foster a culture aligned with our core values to support our people, operations, and growth. This program featured our ACE Leadership Model, which emphasizes shared leadership competencies and behaviors needed for success. In addition, ACE Foundational Leadership training experienced continued success, equipping more than 200 frontline and emerging leaders with essential skills. These initiatives underscore our commitment to cultivating a strong leadership pipeline, ensuring that our leaders are prepared to inspire their teams and deliver long-term value to stakeholders.
•Technical Training: Our technical and operational training programs focus on developing valuable skills and keep employees up to date on equipment and technologies. Through our Service Technician Education Program (“STEP”), we offer service technicians a structured pathway for professional growth, featuring over 100 courses across six key functional areas. This program enables technicians to progress from apprentices to master mechanics.
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
We train our employees on our Code of Conduct and offer multiple pathways for reporting any concerns promptly, including through their supervisors, Human Resources, Legal or our anonymous 24/7 compliance hotline, which is managed by an experienced and objective third party.
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
We provide employees and their family members with 24/7 access to doctors and counselors with telemedicine and virtual counseling at no cost to our employees. In addition, we offer an employee assistance program that provides employees and their family members with confidential support on a wide variety of areas such as mental and emotional health conditions, stress management, dependent/elder care, nutrition, fitness, and legal and financial issues.
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
We purchase raw materials, component parts and finished goods to be used in the manufacturing, sale and rental of our products. In addition, we may incorporate vehicle chassis provided directly by our customers in our production process. Although the vast majority of our raw materials and component parts are sourced domestically, certain of our suppliers are based in other countries, and certain of our domestic suppliers may source subcomponents from suppliers based in other countries. Uncertainty remains regarding supply chain disruptions, inflationary pressure, tariffs and international trade restrictions, public health crises, and geopolitical risks that have led to issues, broadly, in the supply chain. Changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, armed conflicts or political instability or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our ability to timely manufacture and market products.
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
As a small portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2025, approximately 2% of the U.S. hourly workers of the Company were represented by a labor union and were covered by a collective bargaining agreement. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies.
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
The cost of new equipment from manufacturers that we purchase for use in our rental fleet or for sale may increase as a result of factors beyond our control, such as inflation, higher interest rates, tariffs and increased labor and raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use or sell. Such increases could materially impact our financial condition and results of operations in future periods if we are not able to pass such cost increases through to our customers in the form of higher prices. In addition, in recent years we have maintained high levels of inventory as part of our measures to manage supply chain challenges. Due to changing demands of our customers, the types of equipment we rent or sell to our customers may become obsolete, resulting in a negative impact on our results of operations and financial condition due to, with respect to our rental fleet, increased capital expenditures required to replace the obsolete equipment, and our potential inability to sell the obsolete equipment in the used equipment market. Our efforts to realign our inventory with market demand may not be successful. In addition, we may incur losses upon dispositions of our rental fleet due to residual value risk or upon any write-off and write-down of our sales inventory.
If the average age of our fleet of rental equipment were to increase, the cost of maintaining our equipment, if not replaced within a certain period of time, will likely increase. If our operating costs increase as our rental equipment fleet ages and we are unable to pass along such costs, our results of operations will be negatively impacted. As of December 31, 2025, the average age of our rental equipment fleet was less than three years. The costs of maintenance may materially increase in the future. Any significant increase in such costs could have a material adverse effect on our business, financial condition and results of operations.
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
The market price of our common stock price historically has fluctuated over a wide range. During fiscal 2025, the price of our common stock ranged from a low of $3.18 per share to a high of $6.78 per share. Our stock price may be impacted by any number of events and factors, including, but not limited to, quarterly variations in operating and financial results, litigation, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, news reports relating to us, trends in our industry or general economic conditions, illiquidity in the public market for our shares due to the concentration of ownership, as well as other risks noted in this Risk Factors section. Because securities litigation is sometimes brought against a company following periods of volatility in the market price of its securities, we may become the target of litigation should substantial price fluctuations occur, especially if our annual projected financial guidance is not met or we lower our annual projected financial guidance for any reason. Such litigation, regardless of its merit, could result in substantial costs and divert management’s attention and resources, which could harm our business, operating results, and financial condition as well as the market price of our common stock.
Risks Related to the Company’s Indebtedness
We have, and may incur, significant indebtedness and may be unable to service our debt. This indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital and prevent us from growing our business.
We have a significant amount of indebtedness and may incur additional indebtedness in the future, including in connection with our growth capital expenditure plan. As of December 31, 2025, our total indebtedness was $1,660.8 million, consisting of $920.0 million in aggregate principal amount of the 2029 Secured Notes, $698.0 million of borrowings under our Asset Based Lending (“ABL”) Facility and other debt obligations of $42.8 million (excluding approximately $657.4 million of indebtedness under our floor plan financing agreements). Although the indenture governing our 2029 Secured Notes (the “Indenture”) and the ABL Credit Agreement (as defined below) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant exceptions and qualifications, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Moreover, the Indenture does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the Indenture (such as operating leases), nor does it impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that might be designated as “unrestricted subsidiaries” under such Indenture. Similarly, the ABL Credit Agreement does not impose any limitation on our incurrence of certain liabilities or obligations that are not considered “Indebtedness” under the agreement (such as operating leases).
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
Borrowings under our ABL Facility and floor plan financing arrangements are at variable rates of interest, which will expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2025, we have variable rate debt, consisting of $1,355.4 million outstanding under the ABL Facility and floor plan financing arrangements. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the ABL Facility and floor plan financing arrangements by approximately $1.7 million per year. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT systems and Confidential Information, and we and our service providers have experienced and expect to continue to experience cyberattacks and security incidents. Despite various security controls and measures, we and third parties remain vulnerable to cyberattacks and security incidents resulting from malware (e.g., ransomware), computer viruses, software and hardware vulnerabilities, malfeasance by external or internal actors (including state-sponsored organizations, opportunistic hackers and hacktivists, and insider data misappropriation), and/or incidents attributable to human error (e.g., due to social engineering or phishing), as well as malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our third parties’) IT systems, products or services. The White House, the SEC and other regulators have accordingly increased their focus on companies’ cybersecurity vulnerabilities and risks. We have also observed a global increase, in both frequency and impact, in cybersecurity threats and more sophisticated cyber-attacks and threat actors. Such attacks and threats are unpredictable as to their timing, nature and scope. As a result, we may be unable to anticipate or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to identify, investigate or remediate incidents due to the increased use by threat actors of tools and techniques—including artificial intelligence— that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, are fully implemented, complied with or effective in protecting our IT systems and Confidential Information at all times. Cybersecurity risks due to work-from-home arrangements at the Company and third parties have increased due to the challenges associated with managing remote computing assets and the security vulnerabilities in many non-corporate and home networks. Given the complexity of our software and tools that we deploy in our IT systems, we regularly identify and track security vulnerabilities but cannot guarantee that patches will be applied comprehensively or before vulnerabilities can be exploited by a threat actor.
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
Our operations are subject to certain federal, state and local laws and regulations relating to, among other things, climate change, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non-hazardous substances and materials into the environment, the manufacturing of motor vehicles and other equipment and employee health and safety. We may require permits or other approvals under certain laws, which may delay our ability to execute portions of our business strategy. Additionally, compliance with such laws and regulations can be costly, and our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. We currently make, and in the future may be required to make additional capital expenditures to comply with environmental and other regulations, such as:
•Applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration;
•Emissions or other standards related to climate change as established by international, federal, state and local regulatory bodies;
•Reclamation, remediation and other environmental protection; and
•Standards for workplace safety established by the Occupational Safety and Health Administration.
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
During 2023, we published our inaugural ESG report, and we may in the future engage in additional voluntary ESG initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of the Company and/or our products; such initiatives or achievements of such commitments may be costly and may not have the desired effect. For example, expectations around the Company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. In addition, we have committed and may continue to commit to certain initiatives or goals and we may not ultimately be able to achieve such commitments or goals due to factors that are within or outside of our control. Moreover, actions or statements that we have taken and may take in the future based on expectations, assumptions, methodologies, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous, insufficient, unaligned with stakeholder expectations, or be subject to misinterpretation. Certain such expectations, assumptions and methodologies are necessarily uncertain due to the long timelines involved and the varying approaches to identifying, assessing, addressing, and reporting on ESG matters. Our disclosures on these matters, a failure to satisfy evolving stakeholder expectations for ESG practices and reporting, or a failure to meet our commitments or targets on our established timeline may potentially harm our reputation and negatively impact relationships with certain investors and other stakeholders. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.
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
Our Chief Information Officer, who is a member of our management team that also includes our Chief Financial Officer, has primary responsibility for assessing and managing our material risks from cybersecurity threats. The management team has responsibility for leading our overall cybersecurity risk management program, including our internal cybersecurity personnel and our external cybersecurity service providers. Our Chief Information Officer has more than 20 years of experience managing and leading IT and cybersecurity teams.
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

Item 2.    Properties
Our headquarters are in Kansas City, Missouri where we house executive management, accounting, finance, information technology, human resources, marketing and procurement professionals. Kansas City, Missouri is also home to our mega-center which performs the majority of our production and manufacturing. We maintain a diverse geographic footprint in the U.S. and Canada, with more than 40 equipment rental and service locations. These facilities are typically service centers for the maintenance and support of our equipment and, depending on the location, may include separate areas for displaying and storage of equipment and parts. Our one-stop shop approach focuses on providing the products and services offered by each of our segments at each of our locations.

Location	Type
7701 Independence Avenue, Kansas City, MO United States	Owned
11102 261 St Acheson, AB Canada	Leased
9230 51 St SE Calgary, AB Canada	Leased
127 Earl Thompson PL, Ayr, ON Canada	Leased
4045 Hwy 5 and 2665 South Rockwood Cabot, AR United States	Leased
655 E 20Th St Yuma, AZ United States	Leased
4500 State Rd and 1032 Black Gold Rd Bakersfield, CA United States	Leased
14670 Randall Ave Fontana, CA United States	Leased
5455 E 52nd Ave Commerce City, CO United States	Leased
4729 Capital Cir Nw and 4755DI Capital Cir Nw Tallahassee, FL United States	Leased
9879 Us Hwy 301 N; 7906 Baseline Ct and 8949 Maislin Rd Tampa, FL United States	Leased
3112 E State Rd 124 Bluffton, IN United States	Leased
10740 Nall Ave Overland Park, KS United States	Leased
9230 Cedar Knoll Dr Grass Lake, MI United States	Leased
2370 and 2384 English St Maplewood, MN United States	Leased
2109 Manchester Trafficway, 1850 Southern Road, and 6900 N Executive Drive, Kansas City, MO United States	Leased
6 Sutton Cir and Unit 2 Sutton Cir Condominium Hooksett, NH United States	Leased
1400 Union Lndg Rd and 1850 Union Lndg Rd Cinnaminson, NJ United States	Leased
7909 N Upland Drive, Portland, OR United States	Leased
3522 Middlebranch Rd NE Canton, OH United States	Leased
3205 Davinion Rd El Reno, OK United States	Leased
300 Johnson St and 212 Johnson St Wilkes Barre, PA United States	Leased
1400 E Hwy 67 Alvarado, TX United States	Leased
7200 Jack Newell Blvd S, 2020 E 4th St, and 2422 Gravel Rd Fort Worth, TX United States	Leased
18725 Mckay Blvd Humble, TX United States	Leased
12519 W I-20 Odessa, TX United States	Leased
9775 E Lynchburg Salem Tpke Forest, VA United States	Leased
26109 and 26119 United Rd NE Kingston, WA United States	Leased
5734 Minder Rd Ste A-1 Poulsbo, WA United States	Leased
1150 Jetport Drive, Orlando, FL United States	Leased
5065 140th Ave NW, Williston, ND United States	Leased
2900 Rissler Rd and 5105 Pelham Dr Sedalia, MO United States	Leased
4334 Snapfinger Woods Dr Atlanta, GA United States	Leased
21209 & 21115 Durand Ave; 4601 Haag Dr, Union Grove, WI United States	Leased
1625 and 1700 Leider Dr Union Grove, WI United States	Leased
12660 E Lynchburg Salem Turnpike Lynchburg, VA United States	Leased
701, 702 and 704 East Rose St and 306 N Pearl St Elk Point, SD United States	Leased
738 W Boeing Dr Casa Grande, AZ United States	Leased
2040 and 2060 Industrial Park Rd Alexandria, LA United States	Leased
7473 Reese Rd Sacramento, CA United States	Leased
2794 S Commerce Way Ogden, UT United States	Leased
118 Wyandanch Ave Wyandanch, NY United States	Leased
4840 90 Ave SE Calgary, Alberta Canada	Leased
6177 S Bay Rd, Cicero, NY United States	Leased

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Custom Truck One Source, Inc.’s common stock trades on the New York Stock Exchange under the symbol “CTOS”. As of March 6, 2026, there were approximately 54 holders of record of our common stock. The actual number of shareholders, which exceeds the number of record shareholders, includes shareholders who are beneficial owners but whose shares are held in retail brokerage accounts. Additionally, the number of record shareholders does not include shareholders whose shares may be held in trust by other entities.
Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2025.
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
We did not purchase any shares of our common stock during the three months ended December 31, 2025.

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
We are a specialty equipment provider to the electric utility transmission and distribution, telecommunications, rail and other infrastructure-related industries in North America. Our core business relates to our new equipment inventory and rental fleet of specialty equipment that is utilized by service providers in infrastructure development and improvement work. We offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade, and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks and rail systems, as well as for lighting and signage. We rent, produce, sell and service a broad range of new and used equipment, including bucket trucks, digger derricks, dump trucks, cranes, service trucks, and heavy-haul trailers. Through December 31, 2025, we managed the business in three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”).
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
Depreciation of rental equipment — Depreciation of rental equipment is comprised of depreciation expense on the rental fleet. We allocate the cost of rental equipment generally over the rentable life of the equipment. The depreciation allocation is based upon estimated lives ranging from one to seven years. The cost of equipment is depreciated to an estimated residual value using the straight-line method.
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
Operating Segments
Through December 31, 2025, we reported our results under three reportable operating segments: Equipment Rental Solutions, Truck and Equipment Sales and Aftermarket Parts and Services.
Equipment Rental Solutions (“ERS”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of December 31, 2025, this equipment (the “rental fleet”) is comprised of more than 10,400 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet of the foregoing products.
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
Change in Reportable Segments
Recently, our Chief Executive Officer reevaluated how he assesses performance and allocates resources across our business. This review resulted in a change in the reporting of management’s internal financial information. As a result, beginning in the three months ending March 31, 2026, we will report our results under two reportable segments: (1) Specialty Equipment Rentals (“SER”) and (2) Specialty Truck Equipment and Manufacturing (“STEM”). Upon implementation, the new SER segment will consist of our historical ERS segment and a portion of our historical APS segment, and the new STEM segment will consist of our historical TES segment and a portion of our historical APS segment. We will also begin reflecting intercompany activity between the two segments, which will ultimately be eliminated in consolidation. This new segment reporting reflects how CTOS’s business is managed and how resources are allocated in 2026, and management believes this new presentation better reflects the positioning of CTOS’s strategies and operations portfolio. Management expects to provide more information on the new two segments in early April. We believe our new segment realignment will better reflect key economic drivers, capital intensity, and margin profiles of the respective new segments, as well as align our external reporting with how management allocates capital and evaluates performance.
Overview of Markets
We continue to focus on six primary end-markets: Electric Utility Transmission and Distribution, or T&D, Telecom, Rail, Forestry, Waste Management, and Infrastructure. In the T&D end-market, we continue to observe demand for new generation assets resulting in the development of new transmission lines as well as repair projects to address advanced-age transmission and distribution grids to replace existing lines and poles. These factors resulted in continued demand from our customers of the Company’s products and services. Telecom, specifically the continued expansion of 5G, has seen some positive trends over the last few years. Our existing T&D related contractor customers will continue to deliver the roll-out, and our existing equipment portfolio aligns well with the needs of this market. Rail investment, both in the freight and commuter markets, remains robust. The existing rail infrastructure is aged and in need of maintenance. Infrastructure also provides potential growth opportunities as seen by the major road and bridge maintenance work experienced across the United States.
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

Results of Operations
Year Ended December 31, 2025, Compared to the Year Ended December 31, 2024
Consolidated Results of Operations

	Year Ended December 31,
(in $000s)	2025	% of revenue	2024	% of revenue	$ Change	% Change
Rental revenue	$506,198	26.0%	$442,953	24.6%	$63,245	14.3%
Equipment sales	1,304,483	67.1%	1,223,036	67.9%	81,447	6.7%
Parts sales and services	133,276	6.9%	136,291	7.6%	(3,015)	(2.2)%
Total revenue	1,943,957	100.0%	1,802,280	100.0%	141,677	7.9%
Cost of revenue, excluding rental equipment depreciation	1,316,430	67.7%	1,228,557	68.2%	87,873	7.2%
Depreciation of rental equipment	215,635	11.1%	183,453	10.2%	32,182	17.5%
Gross profit	411,892	21.2%	390,270	21.7%	21,622	5.5%
Gain on sale leaseback transaction	—		(23,497)		23,497	(100.0)%
Total other operating expenses	286,949		287,404		(455)	(0.2)%
Total operating expenses	286,949		263,907		23,042	8.7%
Operating income	124,943		126,363		(1,420)	(1.1)%
Total other expense	153,073		155,550		(2,477)	(1.6)%
Income (loss) before income taxes	(28,130)		(29,187)		1,057	(3.6)%
Income tax expense (benefit)	2,922		(532)		3,454	(649.2)%
Net income (loss)	$(31,052)		$(28,655)		$(2,397)	8.4%
Total Revenue - The increase in revenue for the year ended December 31, 2025, is a result of higher rental revenue driven by higher average OEC on rent as well as strong new and used equipment sales.
Cost of Revenue, Excluding Rental Equipment Depreciation - The increase in cost of revenue, excluding rental equipment depreciation was driven primarily by the increase in equipment sales volume during the year ended December 31, 2025.
Depreciation of Rental Equipment - Depreciation expense of our rental equipment for the year ended December 31, 2025, increased as a result of higher rental equipment levels.
Gain on Sale Leaseback Transaction - During 2024, the Company closed on a sale leaseback transaction with an unrelated third party which resulted in a gain of $23.5 million.
Total Other Operating Expenses - Other operating expenses remained flat for the year ended December 31, 2025.
Total Other Expense - Other expense remained flat for the year ended December 31, 2025.
Income Tax Expense (Benefit) - Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses (non-taxable income), such as compensation disallowance and mark-to-market adjustments on derivative financial instruments, and changes in the valuation allowance we establish against deferred tax assets. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure. These discrete items may not be consistent from year to year. For the year ended December 31, 2025, the changes in the effective tax rates were primarily due to taxable income in states that do not follow federal deductibility rules and foreign sourced income, resulting in an overall effective tax rate of (10.4)%, with $2.9 million of tax expense being recognized. For the year ended December 31, 2024, pre-tax book loss and the effects of permanent adjustments in the period resulted in an overall effective tax rate of 1.8%, with a $0.5 million tax benefit recognized.
Net Income (Loss) - The increase in net loss for the year ended December 31, 2025, was primarily due to the gain on a sale leaseback transaction that occurred in the fourth quarter of 2024, partially offset by an increase in gross profit as a result of strong new equipment sales as well as higher rental revenue driven by higher average OEC on rent.

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

	Year Ended December 31,
(in $000s)	2025	2024	Change	% Change
Ending OEC (as of period end)	$1,637,115	$1,515,461	$121,654	8.0%
Average OEC on rent	$1,256,266	$1,101,417	$154,849	14.1%
Fleet utilization	79.4%	74.3%	5.1%	6.9%
OEC on rent yield	38.3%	39.0%	(0.7)%	(1.8)%
Sales order backlog (as of period end)	$335,265	$368,779	$(33,514)	(9.1)%
Operating Results by Segment
The following segment information compares results by segment for years ended December 31, 2025 and December 31, 2024.
Equipment Rental Solutions (ERS) Segment

	Year Ended December 31,
(in $000s)	2025	2024
Rental revenue	$491,790	$430,167
Equipment sales	209,255	167,638
Total revenue	701,045	597,805
Cost of revenue:
Cost of rental revenue	121,357	116,790
Cost of equipment sales	157,846	123,229
Depreciation of rental equipment	212,725	179,508
Total cost of revenue	491,928	419,527
Gross profit	$209,117	$178,278
Total Revenue - The increase in total revenue for the ERS segment for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to an increase in rental revenue as well as rental equipment sales. Rental revenue increased as a result of higher fleet utilization of 5.1%, driven by an increase in average OEC on rent by 14.1%. Rental equipment sales increased due to higher year-end buyout activity of rental contracts with purchase options.
Cost of Rental Revenue - The increase in cost of rental revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, was largely due to the increase in rental activity.
Cost of Equipment Sales - The increase in cost of equipment sales for the year ended December 31, 2025, compared to the year ended December 31, 2024, was largely due to the increase in equipment sales volume.
Depreciation of Rental Equipment - The increase in depreciation for the year ended December 31, 2025, compared to the year ended December 31, 2024, was a result of higher rental equipment levels.
Gross Profit - The increase in gross profit for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to the mix of equipment on rent for the period.

Truck and Equipment Sales (TES) Segment

	Year Ended December 31,
(in $000s)	2025	2024
Equipment sales	$1,095,228	$1,055,398
Cost of equipment sales	927,452	876,978
Gross profit	$167,776	$178,420
Equipment Sales - The increase in equipment sales for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to an increase in new equipment sales, driven by robust demand for vocational vehicles across our end markets, particularly demand from local and regional customers.
Cost of Equipment Sales - The increase in cost of equipment sales for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to an increase in equipment sales volume.
Gross Profit - The decrease in gross profit for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to continued pricing pressures on truck sales.
Aftermarket Parts and Services (APS) Segment

	Year Ended December 31,
(in $000s)	2025	2024
Rental revenue	$14,408	$12,786
Parts and services revenue	133,276	136,291
Total revenue	147,684	149,077
Cost of revenue:
Cost of revenue	109,775	111,560
Depreciation of rental equipment	2,910	3,945
Total cost of revenue	112,685	115,505
Gross profit	$34,999	$33,572
Total Revenue - The decrease in total revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, was driven by a decrease in parts and services revenue primarily due to softer demand across parts, tools and accessories, and lower service activity.
Cost of Revenue - The decrease in cost of revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, was driven by the decline in parts purchased.
Gross Profit - The increase in gross profit for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily driven by the increase in rental revenue which has lower costs associated with it.

For the Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023
For a comparison of our results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 4, 2025, which is incorporated herein by reference.

Liquidity and Capital Resources
For the Year Ended December 31, 2025, Compared to the Year Ended December 31, 2024
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months and beyond. As of December 31, 2025, we had $6.3 million in cash and cash equivalents compared to $3.8 million as of December 31, 2024. As of December 31, 2025, we had $698.0 million of outstanding borrowings under our ABL Facility compared to $582.9 million of outstanding borrowings as of December 31, 2024. Availability under the ABL Facility was $248.1 million as of December 31, 2025, and based on our borrowing base, we have an additional $200.8 million of suppressed availability that we can potentially utilize by upsizing our existing facility. For further information on the ABL Facility, see Note 8: Long-Term Debt in the Notes to the Consolidated Financial Statements.

Loan Covenants and Compliance
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit Nesco Holdings II, Inc., our wholly owned subsidiary (the “Borrower” with respect to the ABL Facility, or the “Issuer” with respect to the Indenture) and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of the Borrower’s restricted subsidiaries to pay dividends; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of Borrower’s assets; enter into certain transactions with the Borrower’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Borrower and its restricted subsidiaries are permitted to make. Unlimited dividends under the ABL Facility may be permitted so long as, on a pro forma basis, “distribution conditions” (as defined in the ABL Credit Agreement governing the ABL Facility) are satisfied. As of December 31, 2025, the Company’s distribution conditions were satisfied and, as a result, the Company determined there were no restrictions on distributions by the Borrower and its restricted subsidiaries by the ABL Credit Agreement.
The Indenture contains covenants that limit the Issuer’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Issuer’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Issuer’s subsidiaries as unrestricted subsidiaries. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Issuer and its restricted subsidiaries are permitted to make. Unlimited dividends, under the Indenture, may be made so long as after giving effect to making the dividends, the Consolidated Total Debt Ratio would be no greater than 5.00 to 1.00 on a pro forma basis. As of December 31, 2025, the Company’s Consolidated Total Debt Ratio was not greater than 5.00 to 1.00 and, as a result, the Company determined there were no restrictions on distributions by the Issuer and its restricted subsidiaries by the Indenture. For further information on the ABL Facility and Indenture, see Note 8: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8.
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
The Company presents Net Leverage Ratio, which is equivalent to Consolidated Total Net Leverage Ratio in our ABL Credit Agreement and Consolidated Total Debt Ratio in the Indenture. Net Leverage Ratio is defined as Net Debt over Adjusted EBITDA for the previous twelve-month period. Net debt is defined as total debt (calculated as current and long-term debt, excluding deferred financing fees, plus current and long-term finance lease obligations) minus cash and cash equivalents.
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
The following table provides the calculation of Adjusted EBITDA pursuant to the ABL Credit Agreement and the Indenture for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in $000s)	2025	2024
Net income (loss)	$(31,052)	$(28,655)
Interest expense	104,882	105,895
Income tax expense (benefit)	2,922	(532)
Depreciation and amortization	264,998	235,807
EBITDA	341,750	312,515
Adjustments:
Non-cash purchase accounting impact (1)	15,469	16,833
Transaction and other costs (2)	16,639	17,915
Sales-type lease adjustment (3)	1,229	4,559
Gain on sale leaseback transaction (4)	—	(23,497)
Share-based payments (5)	8,471	11,859
Change in fair value of warrants (6)	—	(527)
Adjusted EBITDA	$383,558	$339,657

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

	Year Ended December 31,
(in $000s)	2025	2024
Equipment sales	$(5,989)	$(9,849)
Cost of equipment sales	4,789	9,425
Gross profit	(1,200)	(424)
Interest income	(4,580)	(11,285)
Rental invoiced	7,009	16,268
Sales-type lease adjustment	$1,229	$4,559
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

The following table presents the calculation of Net Debt and Net Leverage Ratio:

(in $000s)	December 31, 2025	December 31, 2024
Current maturities of long-term debt	$25,858	$7,842
Long-term debt, net	1,619,352	1,519,882
Deferred financing fees	15,549	19,926
Less: cash and cash equivalents	(6,273)	(3,805)
Net Debt	$1,654,486	$1,543,845
Divided by: Adjusted EBITDA	383,558	339,657
Net Leverage Ratio	4.31	4.55

Future Contractual Obligations
Our estimated future obligations as of December 31, 2025 include both short-term (over the next 12 months) and long-term obligations. We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund operating activities and working capital, the purchase of rental equipment and inventories for vocational truck production and parts and accessories products, human capital costs (which are not accurately estimable), payments due under leases, debt service, and acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the use of additional operating leases or other financing sources as market conditions permit.
Our expected material contractual cash requirements over the next twelve months primarily consist of minimum operating lease obligations of $17.4 million, debt principal and interest payments of $25.9 million and $100.2 million, respectively, and the repayment of floor plan borrowings. We enter into purchase agreements with manufacturers and suppliers of chassis, parts and components and attachments, for our rental fleet and inventory. The purchase agreements are cancellable within a specified notification period to the supplier. Such amounts are not estimable as of December 31, 2025.
Operating Lease Payments. We have short-term and long-term minimum cash requirements for operating lease payments of $17.4 million and $176.1 million, respectively. The total amounts do not equal the carrying amount due to imputed interest. See Note 9: Leases as Lessee in the Notes to the Consolidated Financial Statements under Part II, Item 8, for a summary of the estimated future repayment terms for the operating lease amounts.
Floor Plan Financing. We have floor plan payables of $657.4 million at December 31, 2025 that represent financing arrangements to facilitate our purchase of chassis, parts, components and attachments inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit to inventory. See Note 6: Floor Plan Financing in the Notes to the Consolidated Financial Statements under Part II, Item 8, for obligations related to trade and non-trade floor plan financings.

Notes Payable and Loan Principal and Interest Payments. We have short-term and long-term cash requirements of $25.9 million and $1,634.9 million, respectively, for the payment of principal related to notes payable and loans as of December 31, 2025. The total amount does not equal the carrying amount due to unamortized deferred charges. See Note 8: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 for more information.

Sources and Uses of Cash
The following table summarizes our sources and uses of cash:

	Year Ended December 31,
(in $000s)	2025	2024
Net cash flow from operating activities	$310,112	$121,985
Net cash flow for investing activities	(282,463)	(187,485)
Net cash flow (for) from financing activities	(25,268)	58,283
Effect of exchange rate changes on cash and cash equivalents	87	713
Net change in cash and cash equivalents	$2,468	$(6,504)

As of December 31, 2025, we had cash and cash equivalents of $6.3 million, an increase of $2.5 million from December 31, 2024. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility, and availability under our credit facilities.
Cash Flows from Operating Activities
Net cash from operating activities was $310.1 million for the year ended December 31, 2025, as compared to $122.0 million in 2024. The increase in net cash from operating activities is driven by lower levels of inventory production throughout 2025 compared to 2024.
Cash Flows for Investing Activities
Net cash used in investing activities was $282.5 million for the year ended December 31, 2025, as compared to cash used in investing activities of $187.5 million in 2024. The increase in cash used in investing activities is due to an increase in purchases of rental equipment of $58.7 million and a decrease in proceeds from sale leaseback transaction (net of expenses) of $52.5 million, partially offset by a decrease in purchases of non-rental property and cloud computing arrangements of $8.7 million.
Cash Flows (for) from Financing Activities
Net cash used in financing activities was $25.3 million for the year ended December 31, 2025, as compared to net cash from financing activities of $58.3 million in 2024. The increase in cash used in financing activities is primarily due to an increase in repayments on floorplan liabilities and long-term debt of $45.8 million and lower proceeds from floorplan liabilities and long-term debt of $34.1 million.
Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023
For a comparison of our liquidity and capital resources for the year ended December 31, 2024, compared to the year ended December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 4, 2025, which is incorporated herein by reference.

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
Useful Lives and Salvage Values of Rental Equipment
Our rentable equipment consists of aftermarket parts and specialized rental equipment. Purchases of our equipment are recorded at cost and we depreciate the cost to an estimated salvage value. We depreciate our aftermarket parts over their estimated useful rentable life of five years. We depreciate our rental equipment over its estimated useful rentable life of one to seven years with an estimated residual value of 0% to 35% of the cost, using the straight-line method. Useful life is estimated based upon the expected period the equipment will be in the fleet as a rentable unit. A salvage value is estimated to approximate the value of the equipment at the end of its useful (i.e., rentable) life, allowing for a reasonable profit margin on the sale of the equipment when we remove the unit from the fleet. In establishing useful lives and salvage values, we consider factors related to customer demand of differing types of equipment in order for us to hold and maintain an optimal mix of equipment types in our fleet. We also continuously evaluate factors related to the condition and serviceability of the equipment in our fleet in order to make estimates of useful life and expected end-of-life value. Depreciation of our equipment is recognized as a component of our cost of revenue. For sold equipment, the carrying value of an item is recognized as cost of equipment sale within cost of revenue. Changes in estimated useful life and/or salvage value would impact our gross profit in our consolidated financial statements. To the extent that the useful lives of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would increase or decrease by approximately $197.0 million, respectively. Similarly, to the extent the estimated salvage values of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $4.3 million. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset.
Business Combinations
We have made acquisitions of businesses in the past and may continue to make acquisitions in the future. We allocate the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Goodwill is attributable to the synergies and economies of scale expected from the combination of the businesses. There were no material acquisitions made during the years ended December 31, 2025 and 2024.
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
The following is a discussion of the estimates and assumptions from our October 1, 2025 quantitative impairment test for the ERS, TES and APS reporting units:
•The risk adjusted cost of capital varies by reporting unit and was in the range of 9.5% to 10.0% and represents our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.
•Our projections were based on our assessment of macroeconomic variables, industry trends and market opportunities, as well as our strategic objectives and future growth plans. Revenue growth rates assumed ranged from approximately 4% to 10% for 2026 and from approximately 3% to 12% for 2027 and beyond. EBITDA Margin assumed ranged from approximately 4% to 45% for 2026 and from approximately 5% to 47% for 2027 and beyond.
As a result of completing our October 1, 2025 quantitative impairment test, we determined that the fair value of the ERS, TES and APS reporting units exceeded their carrying values by 34%, 14% and 81%, respectively. While there is no “bright line” to determine whether or not a reporting unit’s fair value is substantially in excess of its carrying amount (“cushion”), significant adverse changes in business climate, weakness in an industry in which our reporting units operate (for example, electric utility T&D, telecom, rail and general infrastructure) or significant cash or operating losses and changes in expectations of profitability could reduce the amounts of cushion applicable to our reporting units and result in impairment of one or more of our reporting units’ goodwill. As a result of our analyses, the Company determined that there was no impairment of goodwill.
Accounts Receivable and Allowance for Doubtful Accounts
Allowance for doubtful accounts represents our estimate of current expected credit losses on our trade accounts receivable. Accounts receivable from customers are generated from our leasing, sales and service businesses. We make judgments regarding our expected credit losses, which are based on an assessment of historical credit losses, ability of customers to pay, current financial conditions of customers, as well as forecasts of collections and losses. Other factors that could lead to credit losses include adverse trends in the end-market industries that we serve and macroeconomic trends, each of which is considered in our forecasts. Estimated credit losses related to accounts receivable generated through leasing activities are recorded as a reduction to rental revenue. Estimated credit losses related to accounts receivable generated through sales and service activities are recorded within selling, general and administrative expense. The allowance for doubtful accounts represents our estimate of credit losses expected on our trade receivables. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. At December 31, 2025, a 100 basis point increase to our credit loss estimate would increase our allowance for doubtful accounts by approximately $0.9 million.
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
While we no longer remain in a financial reporting loss position based on a cumulative pre-tax loss for the three-year period ended December 31, 2025, the determination of the valuation allowance is based on our evaluation of the periods over which future taxable items are expected to be utilized to offset tax loss and deduction carryforward items in those future periods. That is, future forecasts of our taxable income are not considered in the evaluation of realizability of our deferred tax assets. Therefore, changes in our deferred tax asset valuation allowances will primarily be affected by changes in the estimates of the time periods over which those future taxable items will occur. At December 31, 2025, our deferred tax asset valuation allowance was $85.4 million.

Recent Accounting Pronouncements
See Note 2: Summary of Significant Accounting Policies, to our Annual Report on Form 10-K for a discussion of recently issued and adopted accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our ABL facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of December 31, 2025, we had $1,355.4 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under the ABL Facility and floor plan financing arrangements. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense under the ABL Facility and floor plan financing arrangements by approximately $1.7 million on an annual basis. We do not currently hedge our interest rate exposure.
We, from time to time, may manage a portion of our risks from exposures to fluctuations in interest rates as part of our risk management program through the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings and cash flows caused by fluctuations in the interest rates of our variable-rate debt.
Foreign currency exchange rate risk
During the year ended December 31, 2025, we generated $39.6 million of revenue in Canadian dollars. Each 100 basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.4 million. We do not currently hedge our exchange rate exposure.

Item 8.    Financial Statements and Supplementary Data

Custom Truck One Source, Inc. and Subsidiaries
Consolidated Financial Statements Index

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Custom Truck One Source, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Custom Truck One Source, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2026 expressed an unqualified opinion thereon.
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

Valuation of Goodwill of the Truck and Equipment Sales Reporting Unit
Description of the Matter
At December 31, 2025, the Company’s goodwill was $705.2 million with $167.3 million assigned to the Truck and Equipment Sales (TES) reporting unit. As described in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually on October 1st and whenever events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. The Company estimates the fair value of its reporting units using a combination of market-based valuation methodologies and the income approach using discounted estimated future cash flows.

Auditing management's goodwill impairment analysis for the TES reporting unit was complex and judgmental due to the significant estimation required by management to determine the fair value of the reporting unit. In particular, the income approach fair value estimate was sensitive to significant assumptions, such as the cost of revenue, EBITDA margin and discount rate for the TES reporting unit, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of key controls over the Company’s goodwill impairment assessment for the TES reporting unit. This included controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s TES reporting unit, we performed audit procedures that included, among others, evaluating valuation methodologies and testing the significant assumptions discussed above used by the Company in its analyses. We involved our internal valuation specialists to assist in the evaluation of the valuation methodologies and testing certain significant assumptions, including the discount rate. We compared the significant assumptions, such as cost of revenue and EBITDA margin, used by management to current industry and economic data, recent historical performance and other factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also tested the underlying data used by the Company in its analyses for completeness and accuracy.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Kansas City, Missouri
March 10, 2026

Custom Truck One Source, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended
(in $000s, except per share data)	2025	2024	2023
Revenue
Rental revenue	$506,198	$442,953	$478,910
Equipment sales	1,304,483	1,223,036	1,253,453
Parts sales and services	133,276	136,291	132,737
Total revenue	1,943,957	1,802,280	1,865,100
Cost of Revenue
Cost of rental revenue	121,400	116,851	120,198
Depreciation of rental equipment	215,635	183,453	170,664
Cost of equipment sales	1,085,298	1,000,207	1,016,149
Cost of parts sales and services	109,732	111,499	103,829
Total cost of revenue	1,532,065	1,412,010	1,410,840
Gross Profit	411,892	390,270	454,260
Operating Expenses (Income)
Selling, general and administrative expenses	230,082	229,544	231,403
Amortization	26,956	26,653	27,110
Non-rental depreciation	13,272	13,292	10,656
Transaction expenses and other	16,639	17,915	14,143
Gain on sale leaseback transaction	—	(23,497)	—
Total operating expenses	286,949	263,907	283,312
Operating Income (Loss)	124,943	126,363	170,948
Other Expense
Interest expense, net	157,619	167,105	131,315
Financing and other (income) expense	(4,546)	(11,555)	(18,443)
Total other expense	153,073	155,550	112,872
Income (Loss) Before Income Taxes	(28,130)	(29,187)	58,076
Income Tax Expense (Benefit)	2,922	(532)	7,364
Net Income (Loss)	$(31,052)	$(28,655)	$50,712

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments, net	$4,130	$(8,766)	$2,969
Other Comprehensive Income (Loss)	4,130	(8,766)	2,969
Comprehensive Income (Loss)	$(26,922)	$(37,421)	$53,681

Net Income (Loss) Per Share:
Basic	$(0.14)	$(0.12)	$0.21
Diluted	$(0.14)	$(0.12)	$0.21

Weighted-Average Common Shares Outstanding:
Basic (in thousands)	226,962	236,975	245,093
Diluted (in thousands)	226,962	236,975	245,726
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Balance Sheets

(in $000s, except share data)	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$6,273	$3,805
Accounts receivable, net	195,541	215,873
Financing receivables, net	8,853	8,913
Inventory	930,939	1,049,304
Prepaid expenses and other	17,009	23,557
Total current assets	1,158,615	1,301,452
Property and equipment, net	142,526	130,923
Rental equipment, net	1,086,678	1,001,651
Goodwill	705,167	704,806
Intangible assets, net	225,725	252,393
Operating lease assets	110,921	94,696
Other assets	11,822	16,046
Total Assets	$3,441,454	$3,501,967
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$88,366	$88,487
Accrued expenses	69,228	69,349
Deferred revenue and customer deposits	23,500	26,250
Floor plan payables - trade	291,215	330,498
Floor plan payables - non-trade	366,208	470,830
Operating lease liabilities - current	8,955	7,445
Current maturities of long-term debt	25,858	7,842
Total current liabilities	873,330	1,000,701
Long-term debt, net	1,619,352	1,519,882
Operating lease liabilities - noncurrent	105,909	88,674
Deferred income taxes	33,760	31,401
Total long-term liabilities	1,759,021	1,639,957
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized; 253,312,368 and 251,908,970 shares issued; and 226,625,924 and 233,794,319 shares outstanding, at December 31, 2025 and December 31, 2024, respectively	25	25
Treasury stock, at cost — 26,686,444 and 18,114,651 shares at December 31, 2025 and December 31, 2024, respectively	(122,602)	(88,229)
Additional paid-in capital	1,559,874	1,550,785
Accumulated other comprehensive loss	(10,614)	(14,744)
Accumulated deficit	(617,580)	(586,528)
Total stockholders' equity	809,103	861,309
Total Liabilities and Stockholders' Equity	$3,441,454	$3,501,967
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in $000s)	2025	2024	2023
Operating Activities
Net income (loss)	$(31,052)	$(28,655)	$50,712
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	263,880	235,839	218,993
Amortization of debt issuance costs	4,376	5,693	5,653
Provision for losses on accounts receivable	9,440	10,777	8,522
Share-based compensation	8,471	11,859	13,309
Gain on sales and disposals of rental equipment	(49,971)	(46,000)	(67,721)
Change in fair value of warrants	—	(527)	(2,485)
Gain on sale leaseback transaction	—	(23,497)	—
Deferred tax expense (benefit)	2,082	(1,662)	4,241
Changes in assets and liabilities:
Accounts and financing receivables	15,637	(21,753)	(20,879)
Inventories	121,119	(64,858)	(388,063)
Prepaids, operating leases and other	9,001	1,690	3,518
Accounts payable	(660)	(27,479)	28,339
Accrued expenses and other liabilities	(137)	(4,287)	4,339
Floor plan payables - trade, net	(39,283)	77,301	116,563
Customer deposits and deferred revenue	(2,791)	(2,456)	(5,924)
Net cash flow from (for) operating activities	310,112	121,985	(30,883)
Investing Activities
Acquisition of businesses, net of cash acquired	—	(6,015)	—
Purchases of rental equipment	(456,984)	(398,317)	(364,190)
Proceeds from sales and disposals of rental equipment	206,081	204,593	229,559
Proceeds from sale leaseback transaction, net of expenses	—	52,531	—
Purchase of non-rental property and cloud computing arrangements	(31,560)	(40,277)	(41,967)
Net cash flow for investing activities	(282,463)	(187,485)	(176,598)
Financing Activities
Borrowings under revolving credit facilities	345,995	255,706	221,046
Repayments under revolving credit facilities	(230,920)	(225,206)	(106,377)
Proceeds from debt, net issuance costs	6,511	7,500	21,044
Repayments of notes payable	—	(3,186)	—
Principal payments on long-term debt	(8,476)	(8,184)	(7,679)
Finance lease payments	—	—	(2,682)
Acquisition of inventory through floor plan payables - non-trade	482,336	605,728	789,199
Repayment of floor plan payables - non-trade	(586,958)	(544,011)	(673,622)
Repurchase of common stock	(32,575)	(28,984)	(38,845)
Share-based payments	(1,181)	(1,080)	792
Net cash flow (for) from financing activities	(25,268)	58,283	202,876
Effect of exchange rate changes on cash and cash equivalents	87	713	554
Net Change in Cash and Cash Equivalents	2,468	(6,504)	(4,051)
Cash and Cash Equivalents at Beginning of Period	3,805	10,309	14,360
Cash and Cash Equivalents at End of Period	$6,273	$3,805	$10,309

Custom Truck One Source, Inc.
Consolidated Statements of Cash Flows — Continued

	Years Ended December 31,
(in $000s)	2025	2024	2023
Supplemental Cash Flow Information
Interest paid	$155,429	$152,338	$122,868
Income taxes paid by jurisdiction, net of refunds
Texas	$500	$—	$—
Arkansas	58	—	—
Other U.S. state and local	155	—	—
Total income taxes paid, net of refunds	$713	$—	$—

Income taxes paid (prior to ASU 2023-09)	$—	$4,140	$2,133
Non-Cash Investing and Financing Activities
Property and equipment purchases in accounts payable	1,008	564	2,120
Rental equipment sales in accounts receivable	2,452	4,325	22,517
See accompanying notes to consolidated financial statements.

Custom Truck One Source, Inc.
Consolidated Statements of Stockholders' Equity

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,521,487	$(8,947)	$(608,585)	$888,443
Net income (loss)	—	—	—	—	—	—	50,712	50,712
Other comprehensive income (loss)	—	—	—	—	—	2,969	—	2,969
Common stock repurchases	—	(6,354,587)	—	(39,021)	—	—	—	(39,021)
Share-based payments	1,592,016	(296,132)	—	(1,966)	16,066	—	—	14,100
Balance, December 31, 2023	249,903,120	(8,891,788)	25	(56,524)	1,537,553	(5,978)	(557,873)	917,203
Net income (loss)	—	—	—	—	—	—	(28,655)	(28,655)
Other comprehensive income (loss)	—	—	—	—	—	(8,766)	—	(8,766)
Common stock repurchases	—	(5,890,848)	—	(28,603)	—	—	—	(28,603)
Earnout share forfeitures	—	(2,778,434)	—	—	—	—	—	—
Share-based payments	2,005,850	(553,581)	—	(3,102)	13,232	—	—	10,130
Balance, December 31, 2024	251,908,970	(18,114,651)	25	(88,229)	1,550,785	(14,744)	(586,528)	861,309
Net income (loss)	—	—	—	—	—	—	(31,052)	(31,052)
Other comprehensive income (loss)	—	—	—	—	—	4,130	—	4,130
Common stock repurchases	—	(8,143,635)	—	(32,575)	—	—	—	(32,575)
Share-based payments	1,403,398	(428,158)	—	(1,798)	9,089	—	—	7,291
Balance, December 31, 2025	253,312,368	(26,686,444)	$25	$(122,602)	$1,559,874	$(10,614)	$(617,580)	$809,103
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
We are a specialty equipment provider to the electric utility transmission and distribution, telecommunications, rail, forestry, waste management and other infrastructure-related industries in North America. Our core business relates to our new equipment inventory and rental fleet of specialty equipment that is utilized by service providers in infrastructure development and improvement work. We offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade, and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks and rail systems, as well as for lighting and signage. We rent, produce, sell and service a broad range of new and used equipment, including bucket trucks, digger derricks, dump trucks, cranes, service trucks, and heavy-haul trailers. Through December 31, 2025, we managed the business in three reporting segments: Equipment Rental Solutions (“ERS”), Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). Segment information provided within this Annual Report on Form 10-K, is included in Note 19: Segments.
Equipment Rental Solutions (“ERS”) Segment
We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of December 31, 2025, this equipment (the “rental fleet”) is comprised of more than 10,400 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our ERS segment consist of the rental and sale from the rental fleet, of the foregoing products.
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
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively. The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis, and has included the required updates in its consolidated financial statements and disclosures.
Recently Issued Accounting Standards
In December 2025, the FASB issued ASU 2025-11 — Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently assessing the impact of ASU 2025-11 may have on its consolidated financial statements and disclosures.
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (“ASU 2025-06”), which amends the guidance for accounting for software costs to reflect current software development practices, including iterative and agile methodologies, by removing references to development stages. It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently assessing the impact of ASU 2025-06 on its consolidated financial statements and disclosures.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective

Date (“ASU 2025-01”). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of the requirements on its consolidated financial statements and disclosures.
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
Accounts receivable, net consisted of the following:

(in $000s)	December 31, 2025	December 31, 2024
Accounts receivable	$213,472	$233,688
Less: allowance for doubtful accounts	(17,931)	(17,815)
Accounts receivable, net	$195,541	$215,873
The relationship between provision for losses on accounts receivable and allowance for doubtful accounts is presented below:

	Year Ended December 31,
(in $000s)	2025	2024	2023
Allowance - beginning of period	$17,815	$17,503	$19,241
Provision for losses on accounts receivable	9,441	10,777	8,585
Accounts written off during period, net of recoveries	(9,325)	(10,465)	(10,323)
Allowance - end of period	$17,931	$17,815	$17,503
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
Goodwill
We recognize goodwill when the purchase price of an acquired business exceeds the fair value of identifiable net assets acquired, and goodwill is assigned to each of our three reporting units, which are ERS, TES and APS. Goodwill is not amortized for financial reporting purposes. See Note 10: Goodwill and Intangible Assets for summary of goodwill balances by reporting unit.

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
The following is a discussion of the estimates and assumptions from our October 1, 2025 quantitative impairment test for the ERS, TES and APS reporting units:
•The risk adjusted cost of capital varies by reporting unit and was in the range of 9.5% to 10.0% and represents our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.
•Our projections were based on our assessment of macroeconomic variables, industry trends and market opportunities, as well as our strategic objectives and future growth plans. Revenue growth rates assumed ranged from approximately 4% to 10% for 2026 and from approximately 3% to 12% for 2027 and beyond. EBITDA Margin assumed ranged from approximately 4% to 45% for 2026 and from approximately 5% to 47% for 2027 and beyond.
As a result of completing our October 1, 2025 quantitative impairment test, we determined that the fair value of the ERS, TES and APS reporting units exceeded their carrying values by 34%, 14% and 81%, respectively. While there is no “bright line” to determine whether or not a reporting unit’s fair value is substantially in excess of its carrying amount (“cushion”), significant adverse changes in business climate, weakness in an industry in which our reporting units operate (for example, electric utility T&D, telecom, rail and general infrastructure) or significant cash or operating losses and changes in expectations of profitability could reduce the amounts of cushion applicable to our reporting units and result in impairment of one or more of our reporting units’ goodwill. As a result of our analyses, the Company determined that there was no impairment of goodwill.
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

Accrued Expenses
Accrued expenses consisted of the following:

(in $000s)	December 31, 2025	December 31, 2024
Accrued interest	$23,779	$25,965
Accrued salaries, wages and benefits	34,064	32,850
Accrued sales taxes	7,344	5,271
Other	4,041	5,263
Total accrued expenses	$69,228	$69,349
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
Cloud computing arrangements, net included in other assets in the Consolidated Balance Sheets consisted of the following:

(in $000s)	December 31, 2025	December 31, 2024
Cloud computing arrangements	$36,725	$36,725
Less: accumulated amortization	(26,258)	(21,977)
Cloud computing arrangements, net	$10,467	$14,748
Amortization expense for these assets is included in selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2025, 2024, and 2023, amortization expense was $4.3 million, $6.9 million and $6.4 million, respectively.
Advertising Costs
We promote our business through various industries media channels, and expense advertising costs as incurred to selling, general, and administrative expenses. For the years ended December 31, 2025, 2024, and 2023, advertising costs were approximately $6.7 million, $6.2 million and $3.3 million, respectively.
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
Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income. With the exception of net operating loss carryforwards, we are generally no longer subject to federal, state, local, and foreign income tax examinations by tax authorities for years ending on or prior to December 31, 2020.
We recognize uncertain income tax positions if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Our determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet recognition and measurement standards. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2025 and 2024, our uncertain income tax positions, unrecognized tax benefits, and accrued interest were not material.
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

Note 3: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Year Ended December 31,
(in $000s)	2025	2024	2023
United States	$1,904,355	$1,755,222	$1,816,471
Canada	39,602	47,058	48,629
Total Revenue	$1,943,957	$1,802,280	$1,865,100

Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line are presented in the tables below.

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2025			2024			2023
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$480,594	$—	$480,594	$422,295	$—	$422,295	$453,696	$—	$453,696
Shipping and handling	—	25,604	25,604	—	20,658	20,658	—	25,214	25,214
Total rental revenue	480,594	25,604	506,198	422,295	20,658	442,953	453,696	25,214	478,910
Sales and services:
Equipment sales	5,989	1,298,494	1,304,483	9,849	1,213,187	1,223,036	58,064	1,195,389	1,253,453
Parts and services	10,999	122,277	133,276	10,125	126,166	136,291	22,124	110,613	132,737
Total sales and services	16,988	1,420,771	1,437,759	19,974	1,339,353	1,359,327	80,188	1,306,002	1,386,190
Total revenue	$497,582	$1,446,375	$1,943,957	$442,269	$1,360,011	$1,802,280	$533,884	$1,331,216	$1,865,100
Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue. Parts and services revenue includes $31.0 million, $27.2 million and $30.0 million related to services provided to customers for the years ended December 31, 2025, 2024, and 2023, respectively.
Receivables, Contract Assets and Liabilities
As of December 31, 2025 and 2024, the Company had net receivables related to contracts with customers of $96.0 million and $119.9 million, respectively. As of December 31, 2025 and 2024, the Company had net receivables related to rental contracts of $99.5 million and $95.9 million, respectively.
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
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of December 31, 2025 and 2024, the Company had approximately $3.6 million and $4.8 million, respectively, of deferred rental revenue. All of the $4.8 million deferred rental revenue as of December 31, 2024 was recognized during the year ended December 31, 2025. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $19.9 million and $21.5 million in deposits as of December 31, 2025 and 2024, respectively. All of the $21.5 million deposit liability balance as of December 31, 2024 was recognized as revenue during the year ended December 31, 2025 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
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

Note 4: Sales-Type Leases
Revenue from rental agreements qualifying as sales-type leases was as follows:

	Year Ended December 31,
(in $000s)	2025	2024	2023
Equipment sales	$5,989	$9,849	$58,064
Cost of equipment sales	4,789	9,425	55,716
Gross profit	$1,200	$424	$2,348
As these transactions remained under rental contracts, $7.0 million, $16.3 million and $28.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $4.6 million, $11.3 million and $16.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company’s financing receivables are related to sales-type leases and are collateralized by a security interest in the underlying equipment. As of both December 31, 2025 and 2024, financing receivables, net was $8.9 million.

Note 5: Inventory
Inventory consisted of the following:

(in $000s)	December 31, 2025	December 31, 2024
Whole goods	$810,749	$913,571
Aftermarket parts and services inventory	120,190	135,733
Inventory	$930,939	$1,049,304

Note 6: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility. See Note 8: Long-Term Debt. As of December 31, 2025, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows:

(in $000s)	December 31, 2025	December 31, 2024
Trade
Daimler Truck Financial	$137,225	$166,409
PACCAR Financial Corp	140,742	129,899
Ford Motor Credit Company, LLC	13,248	34,190
Trade floor plan payables	$291,215	$330,498
Non-trade
PNC Equipment Finance, LLC	$366,208	$470,830
Non-trade floor plan payables	$366,208	$470,830
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $52.7 million, $61.2 million and $36.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Trade Floor Plan Financing:
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”) which bore interest at a rate of the U.S. Prime plus 0.80% after an initial interest free period of up to 150 days. On January 1, 2025, the interest rate was updated to U.S. Prime Rate. The total borrowing capacity under the Daimler Facility is $225.0 million, however, from time to time, Daimler extends credit to the Company in excess of this amount. The Daimler agreement is evergreen and is subject to termination by either party through written notice.
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $225.0 million to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of the U.S. Prime Rate minus 0.71%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
Ford Motor Credit Company, LLC
The Company is party to the Master Loan and Security Agreement with Ford Motor Credit Company, LLC (the “FMCC Facility”), which allows the Company to enter into individual loan supplements which bear interest based on the bank prime loan rate as reported by the Federal Reserve Board for the Friday preceding the last Monday of a given month. The total borrowing capacity under the FMCC Facility as of December 31, 2025 was $42.0 million. The FMCC agreement is evergreen and is subject to termination by either party through written notice.
References to the U.S. Prime Rate in the foregoing agreements represent the rate as published in The Wall Street Journal.
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. On August 25, 2025, the Company renewed the Loan Agreement for an additional one year. The Loan Agreement, as of December 31, 2025, provides the Company with a $475.0 million revolving credit facility, which matures on August 25, 2026 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.00%.

Note 7: Rental Equipment and Property and Equipment
Rental equipment, net consisted of the following:

(in $000s)	December 31, 2025	December 31, 2024
Rental equipment	$1,664,178	$1,522,710
Less: accumulated depreciation	(577,500)	(521,059)
Rental equipment, net	$1,086,678	$1,001,651
Property and equipment, net consisted of the following:

(in $000s)	December 31, 2025	December 31, 2024
Buildings and leasehold improvements	$71,210	$68,942
Vehicles	40,033	38,492
Land and improvements	29,676	26,871
Machinery and equipment	41,406	38,470
Furniture and fixtures	4,515	4,416
Construction in progress	18,948	3,667
Total property and equipment	205,788	180,858
Accumulated depreciation	(63,262)	(49,935)
Property and equipment, net	$142,526	$130,923

Note 8: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
ABL Facility	$697,975	$582,900	6.1%	7.1%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	17,297	17,648	5.8%	5.8%
Notes payable	25,487	27,102	3.1%-7.0%	3.1%-7.0%
Total debt outstanding	1,660,759	1,547,650
Deferred financing fees	(15,549)	(19,926)
Total debt, net of deferred financing fees	1,645,210	1,527,724
Less: current maturities	(25,858)	(7,842)
Long-term debt	$1,619,352	$1,519,882
ABL Facility
In connection with the Acquisition, we entered into a senior secured asset-based revolving credit agreement (as amended from time to time, the “ABL Credit Agreement”), with Bank of America, N.A., as administrative agent and collateral agent, and certain other lenders party thereto, consisting of a first lien senior secured asset-based revolving credit facility (the “ABL Facility”).
The ABL Facility provides for revolving loans, in an amount equal to the lesser of the then-current borrowing base (described below) and the committed maximum borrowing capacity of $950.0 million, with a $75.0 million swingline sublimit, and letters of credit in an amount equal to the lesser of (a) $50.0 million and (b) the aggregate unused amount of commitments under the ABL Facility then in effect. The ABL Facility permits Nesco Holdings II, Inc., our wholly owned subsidiary (the “Borrower”), to incur additional capacity under the ABL Facility in an aggregate amount equal to the greater of (i) the greater of (x) $250.0 million and (y) 60.0% of Consolidated EBITDA (as defined in the ABL Credit Agreement), and (ii) the Specified Suppressed Availability (as defined in the ABL Credit Agreement).
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
As of December 31, 2025, borrowing availability under the ABL Facility was $248.1 million, and outstanding standby letters of credit were $4.0 million.
Borrowings under the ABL Facility bears interest at a floating rate, which, at Borrower’s election, could be (a) in the case of U.S. dollar denominated loans, either (i) SOFR plus an applicable margin or (ii) the base rate plus an applicable margin; or (b) in the case of Canadian dollar denominated loans, the Canadian Overnight Repo Rate Average (“CORRA”) rate plus an applicable margin. The applicable margin varies based on Average Availability from (a) with respect to base rate loans, 0.50% to 1.00% and (b) with respect to SOFR loans and CORRA rate loans, 1.50% to 2.00%. In addition, there is a leverage based step-down to the pricing grid otherwise based on Average Availability (as defined in the ABL Credit Agreement). The ability to draw under the ABL Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of prior written notice of a borrowing or issuance, as applicable, the ability to reaffirm the representations and warranties contained in the ABL Credit Agreement and the absence of any default or event of default under the ABL Facility.

The Borrower is required to pay a commitment fee to the lenders under the ABL Facility in respect of the unutilized commitments thereunder at a rate equal to 0.250% per annum based on average daily usage. The Borrower must also pay customary letter of credit and agency fees.
The balance outstanding under the ABL Facility will be due and payable on August 9, 2029, or, if earlier, the date that is 91 days prior to the maturity date of our existing senior notes or any debt that refinances such existing notes. The Borrower may, at any time and from time to time, prepay, without premium or penalty, any borrowing under the ABL Facility and terminate, or from time to time reduce, the commitments under the ABL Facility.
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
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit the Borrower’s and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of Borrower’s restricted subsidiaries to pay dividends to the Borrower; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Borrower’s assets; enter into certain transactions with the Borrower’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Borrower and its restricted subsidiaries are permitted to make. In addition, the ABL Facility contains a springing financial covenant that requires the Borrower and its restricted subsidiaries to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of at least 1.00 to 1.00; provided that the financial covenant shall only be tested when Specified Excess Availability (as defined in the ABL Credit Agreement) under the ABL Facility is less than the greater of (i) 10.0% of the Line Cap (as defined in the ABL Credit Agreement) and (ii) $60.0 million (the “FCCR Test Amount”), in which case it shall be tested at the end of each succeeding fiscal quarter thereafter until the date on which Specified Excess Availability has exceeded the FCCR Test Amount for 30 consecutive calendar days. As of December 31, 2025, Specified Excess Availability under the ABL Facility exceeded the required threshold and, as a result, this financial covenant was inapplicable.
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
2023 Credit Facility
On January 13, 2023, the Company entered into a new credit agreement allowing for borrowings of up to $18.0 million (the “2023 Credit Facility”), the proceeds from which have been used primarily to finance the Company’s purchase of real property, and improvements to that property. Borrowings bear interest at a fixed rate of 5.75% per annum and are required to be repaid monthly in an amount of approximately $0.1 million with a balloon payment due on the maturity date of January 13, 2028. Borrowings are secured by the real property and improvements financed.
Notes Payable
Our notes payable require the Company to pay monthly and quarterly interest payments and have maturities through 2026. Notes payable include (i) debt assumed from the Acquisition related to borrowings for facilities renovations and to support general business activities, (ii) notes payable related to past businesses acquired, and (iii) term loans. At December 31, 2025, the Company had notes payable of $25.5 million pursuant to the loan agreement with Security Bank of Kansas City (“SBKC”) that bears interest at a rate of 3.125% per annum, and loan agreement with IPFS Corporation that bears interest at a rate of 6.950%.
Debt Maturities
As of December 31, 2025, the principal payments of debt outstanding over the next five years and thereafter were as follows:

(in $000s)	Notes Payable	Long-Term Debt
2026	$25,487	$371
2027	—	393
2028	—	16,533
2029	—	1,617,975
2030	—	—
Thereafter	—	—
Total	$25,487	$1,635,272
Less unamortized discount and issuance costs	—	(15,549)
	$25,487	$1,619,723

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
Components of Lease Expense
The components of lease expense are as follows:

	Year Ended December 31,
(in $000s)	2025	2024	2023
Operating lease cost	$17,968	$10,718	$10,149
Finance lease cost:
Amortization of lease assets	23	—	1,748
Interest on lease liabilities	6	—	300
Short-term lease cost	—	—	978
Sublease income	—	—	(1,365)
Total lease cost	$17,997	$10,718	$11,810
Supplemental Cash Flow Information
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(in $000s)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$23,169	$10,208	$7,891
Operating cash outflows - interest payments on finance leases	$6	$—	$300
Finance cash outflows - payments on finance lease obligations	$—	$—	$2,682
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$26,148	$65,012	$16,077
(1) Includes lease extension and option exercises.

Future Maturities and Payment Information
Maturities of lease liabilities as of December 31, 2025, are as follows:

(in $000s)	Operating Leases
2026	$17,408
2027	16,587
2028	16,087
2029	15,474
2030	13,844
Thereafter	114,076
Total lease payments	193,476
Less: imputed interest	(78,612)
Total present value of lease liabilities	$114,864
As of December 31, 2025, the weighted average discount rate and remaining term under operating leases was 8.1% and 12.2 years, respectively.

Note 10: Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in goodwill by reporting unit:

(in $000s)	ERS	TES	APS	Total
Balance, December 31, 2023	$498,808	$167,307	$37,896	$704,011
Acquisitions	$—	$—	$1,439	$1,439
Currency translation adjustment	(644)	—	—	(644)
Balance, December 31, 2024	498,164	167,307	39,335	704,806
Currency translation adjustment	361	—	—	361
Balance, December 31, 2025	$498,525	$167,307	$39,335	$705,167
Intangible Assets
Intangible assets consisted of the following:

		December 31, 2025		December 31, 2024
(in $000s)	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Trade names	10.3	$179,000	$(75,817)	$180,780	$(67,530)
Customer relationships	9.3	214,201	(91,659)	214,188	(75,046)
Non-compete agreements and other	0.0	—	—	535	(534)
Total		$393,201	$(167,476)	$395,503	$(143,110)
Amortization expense associated with the intangible assets noted above was $27.0 million, $26.7 million, and $27.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Amortization Expense
As of December 31, 2025, estimated amortization expense for intangible assets for each of the next five years and thereafter is estimated to be as follows:

(in $000s)	Amortization
2026	$26,743
2027	26,743
2028	26,743
2029	26,379
2030	26,258
Thereafter	92,859
Total estimated future amortization expense	$225,725

Note 11: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding. Diluted net earnings (loss) per share includes the effects of potentially dilutive shares of common stock, if dilutive. Potentially dilutive effects include the exercise of warrants, contingently issuable shares, and share-based compensation. On July 31, 2024, all of the Company’s stock purchase warrants expired and were unexercised. Our potentially dilutive shares, which aggregated 4.2 million, 18.8 million, and 28.7 million for years ended December 31, 2025, 2024 and 2023, respectively, were not included in the computation of diluted earnings (loss) per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.
The following tables set forth the computation of basic and dilutive earnings (loss) per share:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
(in $000s, except per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$(31,052)	226,962	$(0.14)	$(28,655)	236,975	$(0.12)	$50,712	245,093	$0.21
Dilutive common share equivalents	—	—		—	—		—	633
Diluted earnings (loss) per share	$(31,052)	226,962	$(0.14)	$(28,655)	236,975	$(0.12)	$50,712	245,726	$0.21

Note 12: Equity
Preferred Stock
As of both December 31, 2025 and 2024, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of both December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.
Common Stock
As of December 31, 2025 and 2024, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.
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
Under the stock repurchase program, during the years ended December 31, 2024 and 2023, respectively, the Company repurchased approximately 5.9 million and 6.4 million shares of its common stock, which are held in treasury, for a total of $28.6 million and $39.0 million including commission fees. The Company made no repurchases under the stock repurchase program during the year ended December 31, 2025. At December 31, 2025, $1.9 million was available under the stock repurchase program.
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
Earnout Shares
Pursuant to the Stockholders’ Agreement dated July 31, 2019 (as amended and restated from time to time, the “Stockholders’ Agreement”), certain stockholders agreed to restrictions on approximately 0.3 million of their shares of the Company’s common stock (the “Maximum Target Earnout Shares”). The Maximum Target Earnout Shares shall be automatically forfeited by the holders thereof to the Company for no consideration unless the trading price of the common stock equals or exceeds $19.00 per share for any period of 20 trading days out of 30 consecutive trading days to and including July 31, 2026.

Note 13: Share-Based Compensation
On June 13, 2024, the Company's stockholders approved an amendment to the Amended and Restated 2019 Omnibus Incentive Plan, which increased the total authorized shares of common stock to 20,650,000 (the “Plan”). The purpose of the Plan is to provide the Company and its subsidiaries’ officers, directors, employees and consultants who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees and to provide such persons with an opportunity to acquire an equity interest in the Company. To accomplish these objectives, the Plan provides for awards of equity-based incentives through granting of restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards. The Plan provides for share recycling whereby shares underlying expired, lapsed or terminated awards, as well as shares surrendered, repurchased, redeemed, or canceled without having been fully exercised or forfeited in a manner that results in the Company acquiring shares covered by the award, are available for award grants under the Plan. At December 31, 2025, there were approximately 8.4 million shares in the share reserve still available for issuance.
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and deferred compensation. Compensation expense for equity awards recognized in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) was $8.5 million, $11.9 million and $13.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

The following table summarizes the Company’s RSU and PSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	7,503,618	$6.34
Granted	943,003	$6.72
Forfeited/cancelled/expired	(824,357)	$6.66
Vested	(706,042)	$5.25
Outstanding, December 31, 2023	6,916,222	$6.80
Granted	503,269	$6.13
Forfeited/cancelled/expired	(1,960,580)	$8.56
Vested	(1,671,287)	$5.61
Outstanding, December 31, 2024	3,787,624	$6.33
Granted	2,275,472	$4.20
Forfeited/cancelled/expired	(199,376)	$6.27
Vested	(1,253,240)	$4.20
Outstanding, December 31, 2025	4,610,480	$5.86
At December 31, 2025, unrecognized compensation expense related to these awards was $11.4 million and is expected to be recognized over a remaining period of approximately 2.1 years.

Note 14: Fair Value Measurements
The FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
December 31, 2025
ABL Facility	$697,975	$—	$697,975	$—
2029 Secured Notes	920,000	—	901,600	—
2023 Credit Facility	17,297	—	17,297	—
Other notes payable	25,487	—	25,487	—

December 31, 2024
ABL Facility	$582,900	$—	$582,900	$—
2029 Secured Notes	920,000	—	859,050	—
2023 Credit Facility	17,648	—	17,733	—
Other notes payable	27,102	—	27,102	—
The carrying amounts of the ABL Facility, 2023 Credit Facility and other notes payable approximated fair value as of December 31, 2025 and 2024 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers.

Note 15: Income Taxes
We are subject to taxation in all jurisdictions in which we operate within the United States and Canada. The provision for income tax expense (benefit), including the amount of domestic and foreign loss before taxes, is as follows:

	Year Ended December 31,
(in $000s)	2025	2024	2023
Components of income (loss) before tax:
Domestic	$(29,992)	$(31,429)	$56,000
Foreign	1,862	2,242	2,076
Total income (loss) before tax	(28,130)	(29,187)	58,076
Current tax expense (benefit):
Federal	—	—	62
Foreign	(40)	40	(6)
State	750	875	3,325
Total current tax expense (benefit)	710	915	3,381
Deferred tax expense (benefit):
Federal	(8,550)	(4,967)	12,971
Foreign	1,308	(1,266)	523
State	(3,500)	(27)	1,484
Total deferred tax expense (benefit)	(10,742)	(6,260)	14,978
Expense (benefit) from change in valuation allowance	12,954	4,813	(10,995)
Total tax expense (benefit)	$2,922	$(532)	$7,364
A reconciliation between the federal statutory income tax rate and our actual effective income tax rate is as follows (in $000s):

	Year Ended December 31,
	2025		2024	2023
	Dollars	Percent	Percent
			(prior to ASU 2023-09)
Income tax expense (benefit) using the statutory rate in effect	$(5,907)	21.0%	21.0%	21.0%
Tax effect of differences:
State and local income taxes, net of federal income tax effect (1)	750	(2.7)%	(6.0)%	5.6%
Foreign operations - Canada			6.0%	1.2%
Statutory tax rate difference between Canada and United States	182	(0.6)%
Foreign exchange gain or loss	719	(2.6)%
Change in valuation allowance	7,193	(25.6)%	(12.8)%	(17.4)%
Nondeductible officer compensation	226	(0.8)%	(5.8)%	3.4%
Other	(241)	0.9%	(0.6)%	(1.1)%
Income tax expense (benefit)	$2,922	(10.4)%	1.8%	12.7%
(1) The states that contribute the majority (greater than 50%) of the tax effect in this category for 2025 include Missouri and Texas.
The Company's effective tax rate differs from the U.S. federal statutory tax rate of 21% and is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, certain non-deductible expenses, such as compensation disallowance, changes in our valuation allowance, and divergence of state rules from federal rules. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and changes in our corporate structure that may occur.

The components of the deferred tax assets and liabilities are as follows:

(in $000s)	December 31, 2025	December 31, 2024
Deferred tax assets
Accounts receivable	$4,508	$3,540
Inventory	4,255	18,877
Transaction and debt issuance costs	2,360	2,274
Compensation and benefits	4,543	4,472
Net operating loss carryforwards	284,192	215,303
Section 163j interest disallowance carryforwards	49,421	58,855
Operating lease liabilities	28,879	24,171
Foreign tax credits, accrued expenses, and other	2,246	2,365
Total deferred tax assets	380,404	329,857
Less: valuation allowance	(85,372)	(72,418)
Total deferred tax assets, net	295,032	257,439

Deferred tax liabilities
Financing receivable	(2,228)	—
Rental equipment and other property and equipment	(238,202)	(209,119)
Goodwill and other intangibles	(58,583)	(54,265)
Operating lease assets	(27,887)	(23,814)
Prepaid expenses and other items	(1,892)	(1,642)
Total deferred tax liabilities	(328,792)	(288,840)
Net deferred tax liability	$(33,760)	$(31,401)
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
The following presents changes in the valuation allowance:

	Year Ended December 31,
(in $000s)	2025	2024	2023
Valuation allowance - beginning of year	$(72,418)	$(67,605)	$(78,600)
Charged to benefit (expense)	(12,954)	(4,813)	10,995
Valuation allowance - end of year	$(85,372)	$(72,418)	$(67,605)
As discussed above, the Company acquired certain federal and state net operating loss and interest expense carryforwards in connection with the Acquisition, the utilization of which is subject to limitations prescribed by Section 382. Accordingly, a portion of the carryforwards is expected to expire prior to being utilized. As of December 31, 2025, we had net operating loss carryforwards of approximately $1,228.8 million for U.S. federal income tax purposes, $469.0 million for state income tax purposes, and $3.6 million for foreign income tax purposes. As of December 31, 2024, we had net operating loss carryforwards of approximately $911.3 million for U.S. federal income tax purposes, $397.9 million for state income tax purposes and $10.6 million for foreign income tax purposes.

The net operating loss carryforwards expire at various dates commencing during 2034 through 2037 for U.S. federal income tax purposes, 2026 through 2043 for state income tax purposes, and 2038 through 2042 for foreign income tax purposes.
On July 4, 2025, the President signed the One Big Beautiful Bill Act (the “OBBBA”) into law. This act introduces significant changes to tax law and other areas affecting company operations, including items such as extensions of provisions previously enacted under the 2017 Tax Cuts and Jobs Act, changes to business interest deductions, or modifications to depreciation deductions and impacts on energy tax credits. We have included the impacts of the OBBBA in our financial statements, and any additional true-up is not expected to have a material impact.
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

Note 16: Concentration Risks
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain certain cash and cash equivalents with federally insured financial institutions and may maintain deposits in excess of financial insured limits or in financial institutions that are not federally insured. However, we believe that we are not exposed to significant credit risks due to the financial position of the depository institutions in which our deposits are held. Additionally, we are subject to risk related to vendor concentrations in purchasing, primarily relating to the purchase of chassis.
Customer and vendor concentrations in each of the years ended December 31, 2025, 2024 and 2023 are presented in the table below.

	December 31, 2025		December 31, 2024		December 31, 2023
	Percentage of Revenue/Purchases	Number of Customers/Vendors	Percentage of Revenue/Purchases	Number of Customers/Vendors	Percentage of Revenue/Purchases	Number of Customers/Vendors
Customers	10.2%	3	10.3%	6	10.0%	7
Vendors	55.6%	3	15.3%	1	31.0%	2
No customer accounted for more than 10% of consolidated revenues during the years ended December 31, 2025, 2024 and 2023.

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
Legal Matters
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. At this time, no claims of these types, certain of which are covered by insurance policies, have had a material effect on the Company. Certain jurisdictions in which the Company operates do not provide insurance recoveries related to punitive damages. For matters pertaining to the pre-Acquisition activities of Custom Truck LP, certain affiliates of The Blackstone Group (“Blackstone”) and other direct and indirect equity holders (collectively, “Sellers”) of Custom Truck LP have agreed to indemnify Nesco Holdings and Nesco Holdings II, Inc. for losses arising out of the breach of Sellers’ pre-closing covenants in the purchase agreement and certain indemnified tax matters, with recourse limited to a $10.0 million and $5.0 million escrow account, respectively.
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
A summary of the transactions with the foregoing related parties included in the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Year Ended December 31,
(in $000s)	2025	2024	2023
Total revenues from transactions with related parties	$44,579	$33,895	$26,400
Expenses incurred from transactions with related parties included in cost of revenue	$488	$1,379	$1,506
Expenses incurred from transactions with related parties included in operating expenses	$2,665	$7,324	$5,652
Amounts receivable from/payable to related parties included in the Consolidated Balance Sheets are as follows:

(in $000s)	December 31, 2025	December 31, 2024
Accounts receivable from related parties	$6,473	$3,688
Accounts payable to related parties	$208	$211

Note 19: Segments
Our operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on gross profit. Depending on gross profit levels, the measure aids the Chief Operating Decision Maker (“CODM”) in managing the inventory levels and rental fleet, entering into significant revenue contracts, expanding into new markets or launching new products, making capital expenditures, designing and implementing key marketing strategies, making personnel changes, and approving operating budgets. Significant expense categories that are regularly reviewed by the operating segments’ CODM are disclosed below. The CODM for all segments is the Company’s Chief Executive Officer. The accounting policies of the reportable segments are consistent with those described in Note 2: Summary of Significant Accounting Policies to the financial statements. Through December 31, 2025, we managed the business in three reporting segments: Equipment Rental Solutions (“ERS”),

Truck and Equipment Sales (“TES”) and Aftermarket Parts and Services (“APS”). Transactions between our segments consist of equipment produced by TES that is sold to ERS for inclusion in its fleet of rental equipment. Additionally, TES and APS provide repair and maintenance services to ERS for maintenance of its rental fleet. Transactions between segments are at book value and intersegment sales and purchases are eliminated in consolidation. The segment operations are described in Note 1: Business and Organization to these financial statements. The revenue by geography is disclosed in Note 3: Revenue. Segment information is presented below.
The Company’s segment results are presented in the tables below:

	Year Ended December 31,
	2025
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$491,790	$—	$14,408	$506,198
Equipment sales	209,255	1,095,228	—	1,304,483
Parts and services	—	—	133,276	133,276
Total revenue from external customers	701,045	1,095,228	147,684	1,943,957
Cost of revenue:
Rentals/parts and services	121,357	—	109,775	231,132
Equipment sales	157,846	927,452	—	1,085,298
Depreciation of rental equipment	212,725	—	2,910	215,635
Total cost of revenue from external customers	491,928	927,452	112,685	1,532,065
Gross profit	$209,117	$167,776	$34,999	$411,892

	Year Ended December 31,
	2024
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$430,167	$—	$12,786	$442,953
Equipment sales	167,638	1,055,398	—	1,223,036
Parts and services	—	—	136,291	136,291
Total revenue from external customers	597,805	1,055,398	149,077	1,802,280
Cost of revenue:
Rentals/parts and services	116,790	—	111,560	228,350
Equipment sales	123,229	876,978	—	1,000,207
Depreciation of rental equipment	179,508	—	3,945	183,453
Total cost of revenue from external customers	419,527	876,978	115,505	1,412,010
Gross profit	$178,278	$178,420	$33,572	$390,270

	Year Ended December 31,
	2023
(in $000s)	ERS	TES	APS	Total
Revenue:
Rental	$463,139	$—	$15,771	$478,910
Equipment sales	263,028	990,425	—	1,253,453
Parts and services	—	—	132,737	132,737
Total revenue from external customers	726,167	990,425	148,508	1,865,100
Cost of revenue:
Rentals/parts and services	118,236	—	105,791	224,027
Equipment sales	198,510	817,639	—	1,016,149
Depreciation of rental equipment	167,199	—	3,465	170,664
Total cost of revenue from external customers	483,945	817,639	109,256	1,410,840
Gross profit	$242,222	$172,786	$39,252	$454,260

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
Gross profit is the primary operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of consolidated gross profit to consolidated income (loss) before income taxes:

	Year Ended December 31,
(in $000s)	2025	2024	2023
Gross Profit	$411,892	$390,270	$454,260
Selling, general and administrative expenses	230,082	229,544	231,403
Amortization	26,956	26,653	27,110
Non-rental depreciation	13,272	13,292	10,656
Transaction expenses and other	16,639	17,915	14,143
Gain on sale leaseback transaction	—	(23,497)	—
Interest expense, net	157,619	167,105	131,315
Financing and other (income) expense	(4,546)	(11,555)	(18,443)
Income (Loss) Before Income Taxes	$(28,130)	$(29,187)	$58,076
The following table presents total assets by country:

(in $000s)	December 31, 2025	December 31, 2024
Assets:
United States	$3,344,032	$3,385,786
Canada	97,422	116,181
	$3,441,454	$3,501,967
Recently, our Chief Executive Officer reevaluated how he assesses performance and allocates resources across our business. This review resulted in a change in the reporting of management’s internal financial information. As a result, beginning in the three months ending March 31, 2026, we will report our results under two reportable segments: (1) Specialty Equipment Rentals (“SER”) and (2) Specialty Truck Equipment and Manufacturing (“STEM”). Upon implementation, the new SER segment will consist of our historical ERS segment and a portion of our historical APS segment, and the new STEM segment will consist of our historical TES segment and a portion of our historical APS segment. We will also begin reflecting intercompany activity between the two segments, which will ultimately be eliminated in consolidation. This new segment reporting reflects how CTOS’s business is managed and how resources are allocated in 2026, and management believes this new presentation better reflects the positioning of CTOS’s strategies and operations portfolio. We believe our new segment realignment will better reflect key economic drivers, capital intensity, and margin profiles of the respective new segments, as well as align our external reporting with how management allocates capital and evaluates performance.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (“COSO”) in Internal Control-Integrated Framework.
Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2025, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by the Company’s independent registered public accounting firm, as stated in their report which appears in this Annual Report.
(c) Changes to Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Custom Truck One Source, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Custom Truck One Source, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Custom Truck One Source, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 10, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Kansas City, Missouri
March 10, 2026

Item 9B.    Other Information
On March 10, 2026, the Board appointed Christopher J. Eperjesy as principal accounting officer of the Company in addition to his current position as the Company’s Chief Financial Officer. Biographical information for Mr. Eperjesy, age 58, can be found on page 27 of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 28, 2025, and is incorporated herein by reference.
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
We maintain a Code of Ethics and Conduct applicable to all of our executive officers, directors and employees, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. This code is publicly available on our website at https://investors.customtruck.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at https://investors.customtruck.com or in a Current Report on Form 8-K filed with the SEC.
We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Insider Trading Policy is included as Exhibit 19.1 to this report.
The remaining information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2026.

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2026.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2026.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2026.

Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the applicable information in our Proxy Statement related to the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or before April 30, 2026.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)     Financial Statement Schedules

Condensed Financial Information (Unconsolidated) of Custom Truck One Source, Inc.
for the years ended December 31, 2025, 2024 and 2023

Condensed Financial Information (Unconsolidated) of Custom Truck One Source, Inc.
Condensed Balance Sheets

(in $000s, except share data)	December 31, 2025	December 31, 2024
Assets
Investment in subsidiaries	$837,159	$886,443
Total Assets	$837,159	$886,443

Liabilities and Stockholders' Equity
Liabilities
Deferred income taxes	$33,225	$30,303
Total long-term liabilities	33,225	30,303

Commitments and contingencies (see Note 4)

Stockholders' Equity
Common stock — 0.0001 par value, 500,000,000 shares authorized; 253,312,368 and 251,908,970 shares issued; and 226,625,924 and 233,794,319 shares outstanding, at December 31, 2025 and 2024, respectively	25	25
Treasury stock, at cost — 26,686,444 and 18,114,651 shares at December 31, 2025 and December 31, 2024, respectively	(122,602)	(88,229)
Additional paid-in capital	1,554,705	1,545,616
Accumulated other comprehensive loss	(10,614)	(14,744)
Accumulated deficit	(617,580)	(586,528)
Total stockholders' equity	803,934	856,140
Total Liabilities and Stockholders' Equity	$837,159	$886,443
See accompanying notes to condensed parent company financial statements.

Condensed Financial Information (Unconsolidated) of Custom Truck One Source, Inc.
Condensed Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in $000s)	2025	2024	2023
Operating Expenses
Selling, general, and administrative expenses	$8,471	$11,859	$13,309
Total operating expenses	8,471	11,859	13,309
Operating Loss	(8,471)	(11,859)	(13,309)

Other Expense (Income)
Equity in net (income) loss of subsidiaries	19,659	17,855	(68,900)
Other income	—	(527)	(2,485)
Total other expense (income)	19,659	17,328	(71,385)

Income (Loss) Before Income Taxes	(28,130)	(29,187)	58,076
Income Tax Expense (Benefit)	2,922	(532)	7,364
Net Income (Loss)	$(31,052)	$(28,655)	$50,712

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustment	$4,130	$(8,766)	$2,969
Other Comprehensive Income (Loss)	4,130	(8,766)	2,969
Comprehensive Income (Loss)	$(26,922)	$(37,421)	$53,681
See accompanying notes to condensed parent company financial statements.

Condensed Financial Information (Unconsolidated) of Custom Truck One Source, Inc.
Condensed Statements of Cash Flows

	Year Ended December 31,
(in $000s)	2025	2024	2023
Operating Activities
Net cash flow (for) from operating activities	$(19,659)	$(17,855)	$68,723

Investing Activities
Changes in investment in subsidiaries	53,414	48,187	(30,670)
Net cash flow from (for) investing activities	53,414	48,187	(30,670)

Financing Activities
Share-based payments	(1,180)	(1,728)	792
Common stock repurchase	(32,575)	(28,604)	(38,845)
Net cash flow from financing activities	(33,755)	(30,332)	(38,053)

Net Change in Cash	—	—	—
Cash at Beginning of Period	—	—	—
Cash at End of Period	$—	$—	$—
See accompanying notes to condensed parent company financial statements.

Condensed Financial Information (Unconsolidated) of Custom Truck One Source, Inc.
Notes to Condensed Financial Statements
Note 1: Basis of Presentation
The condensed financial information is unconsolidated and is presented for the parent company only, Custom Truck One Source, Inc. (the “Parent”) as of and for the years ended December 31, 2025, 2024, and 2023. The Parent, a Delaware corporation, serves as the parent for its two primary operating company subsidiaries, Custom Truck One Source, L.P. and NESCO, LLC (the “Operating Subsidiaries”). On April 1, 2021, the Parent, through its wholly-owned subsidiary, NESCO Holdings II, Inc., acquired Custom Truck One Source, L.P. (the “Acquisition”). In connection with the Acquisition, the Parent issued shares of its common stock to certain investors and in exchange for the member interests of Custom Truck One Source, L.P. Additionally, NESCO Holdings II, Inc. issued notes payable, proceeds from which were used for the Acquisition, to repay prior indebtedness and to pay transaction expenses. Refer to the Custom Truck One Source, Inc. consolidated financial statements included in this Annual Report on Form 10-K for information about the Acquisition and related financing transactions. The Parent is a holding company and has no operating activities other than its investment in its subsidiaries. The Parent’s direct subsidiaries include NESCO Holdings II, Inc., a Delaware corporation, Capitol Intermediate Holdings, LLC (“Capitol Intermediate”) and Capitol Investment Merger Sub 2, LLC (“Merger Sub 2”), each incorporated as a Delaware limited liability company. Capitol Intermediate and Merger Sub 2 are intermediate holding company-subsidiaries have no operating activities and Merger Sub 2 is a parent-company guarantor of notes payable issued by NESCO Holdings II, Inc. The Operating Subsidiaries are engaged in the business of providing a range of services and products to customers through sales and rentals of specialty equipment, sales of parts related to the specialty equipment, and repair and maintenance services related to that equipment.
In the accompanying condensed balance sheets, investments in subsidiaries are presented based upon the Parent’s proportionate share of its subsidiaries’ net assets (similar to presenting them on the equity method). Under the equity method of accounting the assets and liabilities of the subsidiaries are not consolidated. The income from subsidiaries is reported as equity in earnings of subsidiaries on the condensed statements of operations. The material cash flows on the condensed statements of cash flows are primarily from issuances and repurchases of equity securities. There were no payments of dividends to, or receipts of dividends from, the subsidiaries in the years ended December 31, 2025, 2024, and 2023. These condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto of Custom Truck One Source, Inc. included in this Annual Report on Form 10-K.

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

Note 5: Changes in Stockholders’ Equity
The following table provides a reconciliation of the beginning and ending amounts of total stockholders’ equity for the years ended December 31, 2025, 2024, and 2023.

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2022	248,311,104	(2,241,069)	$25	$(15,537)	$1,516,318	$(8,947)	$(608,585)	$883,274
Net income (loss)	—	—	—	—	—	—	50,712	50,712
Other comprehensive income	—	—	—	—	—	2,969	—	2,969
Common stock repurchase	—	(6,354,587)	—	(39,021)	—	—	—	(39,021)
Share-based payments	1,592,016	(296,132)	—	(1,966)	16,066	—	—	14,100
Balance, December 31, 2023	249,903,120	(8,891,788)	25	(56,524)	1,532,384	(5,978)	(557,873)	912,034
Net income (loss)	—	—	—	—	—	—	(28,655)	(28,655)
ESPP shares issued	323,615	—	—	—	1,487	—	—	1,487
Other comprehensive loss	—	—	—	—	—	(8,766)	—	(8,766)
Common stock repurchase	—	(5,890,848)	—	(28,603)	—	—	—	(28,603)
Earnout share forfeitures		(2,778,434)	—	—	—	—	—	—
Share-based payments	1,682,235	(553,581)	—	(3,102)	11,745	—	—	8,643
Balance, December 31, 2024	251,908,970	(18,114,651)	25	(88,229)	1,545,616	(14,744)	(586,528)	856,140
Net income (loss)	—	—	—	—	—	—	(31,052)	(31,052)
ESPP shares issued	150,158	—	—	—	903	—	—	903
Other comprehensive loss	—	—	—	—	—	4,130	—	4,130
Common stock repurchase	—	(8,143,635)	—	(32,575)	—	—	—	(32,575)
Share-based payments	1,253,240	(428,158)	—	(1,798)	8,186	—	—	6,388
Balance, December 31, 2025	253,312,368	(26,686,444)	$25	$(122,602)	$1,554,705	$(10,614)	$(617,580)	$803,934

(b)     Exhibits

Exhibit No.	Description
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

10.3
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
10.21+
Employment Agreement, by and between the Company and Paul M. Jolas, dated August 2, 2023 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on November 7, 2023)

10.22+
Retention Bonus Letter Agreement, by and between Ryan McMonagle and Custom Truck One Source, Inc., dated April 28, 2025 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on April 30, 2025)

10.23+
Retention Bonus Letter Agreement, by and between Christopher Eperjesy and Custom Truck One Source, Inc., dated April 28, 2025 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on April 30, 2025)

10.24+
Retention Bonus Letter Agreement, by and between Joseph Ross and Custom Truck One Source, Inc., dated April 28, 2025 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on April 30, 2025)

10.25+
Retention Bonus Letter Agreement, by and between Thomas Rich and Custom Truck One Source, Inc., dated April 28, 2025 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on April 30, 2025)

10.26+
Retention Bonus Letter Agreement, by and between Paul Jolas and Custom Truck One Source, Inc., dated April 28, 2025 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on April 30, 2025)

10.27+	Form of 2025 Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on July 30, 2025)
10.28+	Amendment No. 1 to Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on July 30, 2025)
10.29+	Form of 2025 Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on July 30, 2025)
10.30+
Form of 2025 Corporate Milestones Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on July 30, 2025)

10.31+	Amendment No. 1 to Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38186) filed on July 30, 2025)
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K (File No. 001-38186) filed on March 4, 2025)
21.1*	Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
24.1*	Power of attorney, pursuant to which amendments to this Form 10-K may be filed (included on the signature page contained in Part IV of the Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K (File No. 001-38186) filed on March 7, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	March 10, 2026	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	March 10, 2026	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY
The undersigned directors and officers of CTOS hereby constitute and appoint Ryan McMonagle and Christopher J. Eperjesy with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.
In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marshall Heinberg	Chairman of the Board	March 10, 2026
Marshall Heinberg

/s/ David Glatt	Director	March 10, 2026
David Glatt

/s/ David Wolf	Director	March 10, 2026
David Wolf

/s/ Fred Ross	Founder and Director	March 10, 2026
Fred Ross

Name	Title	Date

/s/ Georgia Nelson	Director	March 10, 2026
Georgia Nelson

/s/ Mary Jackson	Director	March 10, 2026
Mary Jackson

/s/ Louis Samson	Director	March 10, 2026
Louis Samson

/s/ Mark Ein	Director	March 10, 2026
Mark Ein

/s/ Paul Bader	Director	March 10, 2026
Paul Bader

/s/ Ryan McMonagle	Chief Executive Officer and Director	March 10, 2026
Ryan McMonagle

/s/ Christopher J. Eperjesy	Chief Financial Officer	March 10, 2026
Christopher J. Eperjesy