Form 10-Q
period 2026-03-31
Custom Truck One Source, Inc.
filed 2026-04-27
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of common stock outstanding as of April 23, 2026 was 227,432,821.

Custom Truck One Source, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in $000s, except per share data)	2026	2025
Revenue
Rental revenue	$137,215	$116,261
Equipment sales	292,634	273,863
Parts sales and services	31,773	32,108
Total revenue	461,622	422,232
Cost of Revenue
Cost of rental revenue	31,065	30,400
Depreciation of rental equipment	56,197	50,091
Cost of equipment sales	243,918	228,477
Cost of parts sales and services	27,379	27,728
Total cost of revenue	358,559	336,696
Gross Profit	103,063	85,536
Operating Expenses
Selling, general and administrative expenses	57,626	59,451
Amortization	6,686	6,680
Non-rental depreciation	3,390	3,340
Transaction expenses and other	3,892	3,660
Total operating expenses	71,594	73,131
Operating Income	31,469	12,405
Other Expense
Interest expense, net	35,037	38,913
Financing and other expense (income)	237	(1,016)
Total other expense	35,274	37,897
Income (Loss) Before Income Taxes	(3,805)	(25,492)
Income Tax Expense (Benefit)	297	(7,701)
Net Income (Loss)	$(4,102)	$(17,791)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$(939)	$72
Other Comprehensive Income (Loss)	(939)	72
Comprehensive Income (Loss)	$(5,041)	$(17,719)

Net Income (Loss) Per Share:
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)
Weighted-Average Common Shares Outstanding:
Basic	226,628	228,276
Diluted	226,628	228,276
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$9,608	$6,273
Accounts receivable, net	203,623	195,541
Financing receivables, net	6,076	8,853
Inventory	1,022,471	930,939
Prepaid expenses and other	20,455	17,009
Total current assets	1,262,233	1,158,615
Property and equipment, net	150,491	142,526
Rental equipment, net	1,088,517	1,086,678
Goodwill	705,058	705,167
Intangible assets, net	218,966	225,725
Operating lease assets	110,897	110,921
Other assets	11,144	11,822
Total Assets	$3,547,306	$3,441,454
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$125,351	$88,366
Accrued expenses	77,372	69,228
Deferred revenue and customer deposits	15,873	23,500
Floor plan payables - trade	323,028	291,215
Floor plan payables - non-trade	417,054	366,208
Operating lease liabilities - current	8,999	8,955
Current maturities of long-term debt	5,085	25,858
Total current liabilities	972,762	873,330
Long-term debt, net	1,628,943	1,619,352
Operating lease liabilities - noncurrent	106,294	105,909
Deferred income taxes	34,066	33,760
Total long-term liabilities	1,769,303	1,759,021
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized; 253,468,150 and 253,312,368 shares issued; and 226,781,706 and 226,625,924 shares outstanding, at March 31, 2026 and December 31, 2025, respectively	25	25
Treasury stock, at cost — 26,686,444 and 26,686,444 shares at March 31, 2026 and December 31, 2025, respectively	(122,602)	(122,602)
Additional paid-in capital	1,561,053	1,559,874
Accumulated other comprehensive loss	(11,553)	(10,614)
Accumulated deficit	(621,682)	(617,580)
Total stockholders' equity	805,241	809,103
Total Liabilities and Stockholders' Equity	$3,547,306	$3,441,454
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in $000s)	2026	2025
Operating Activities
Net loss	$(4,102)	$(17,791)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	68,210	62,137
Amortization of debt issuance costs	1,089	1,064
Provision for losses on accounts receivable	2,445	2,030
Share-based compensation	1,179	2,404
Gain on sales and disposals of rental equipment	(9,882)	(9,986)
Deferred tax expense (benefit)	388	(8,119)
Changes in assets and liabilities:
Accounts and financing receivables	(6,501)	9,132
Inventories	(92,595)	(26,306)
Prepaids, operating leases and other	(3,060)	(4,756)
Accounts payable	34,286	35,230
Accrued expenses and other liabilities	8,145	11,405
Floor plan payables - trade, net	31,813	4,421
Customer deposits and deferred revenue	(7,600)	(5,230)
Net cash flow from operating activities	23,815	55,635
Investing Activities
Purchases of rental equipment	(96,906)	(111,933)
Proceeds from sales and disposals of rental equipment	47,813	44,547
Purchase of non-rental property and cloud computing arrangements	(10,141)	(3,920)
Net cash flow for investing activities	(59,234)	(71,306)
Financing Activities
Borrowings under revolving credit facilities	35,000	72,575
Repayments under revolving credit facilities	(45,000)	—
Principal payments on long-term debt	(2,271)	(2,221)
Acquisition of inventory through floor plan payables - non-trade	135,751	125,450
Repayment of floor plan payables - non-trade	(84,905)	(146,033)
Repurchase of common stock	—	(32,575)
Net cash flow from financing activities	38,575	17,196
Effect of exchange rate changes on cash and cash equivalents	179	50
Net Change in Cash and Cash Equivalents	3,335	1,575
Cash and Cash Equivalents at Beginning of Period	6,273	3,805
Cash and Cash Equivalents at End of Period	$9,608	$5,380

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Three Months Ended March 31,
(in $000s)	2026	2025
Supplemental Cash Flow Information
Interest paid	$22,128	$26,839
Income taxes paid (refunds received), net	(235)	—
Non-Cash Investing and Financing Activities
Property and equipment purchases in accounts payable	3,718	435
Rental equipment sales in accounts receivable	1,428	933
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2025	253,312,368	(26,686,444)	$25	$(122,602)	$1,559,874	$(10,614)	$(617,580)	$809,103
Net income (loss)	—	—	—	—	—	—	(4,102)	(4,102)
Other comprehensive income (loss)	—	—	—	—	—	(939)	—	(939)
Share-based payments	155,782	—	—	—	1,179	—	—	1,179
Balance, March 31, 2026	253,468,150	(26,686,444)	$25	$(122,602)	$1,561,053	$(11,553)	$(621,682)	$805,241

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2024	251,908,970	(18,114,651)	$25	$(88,229)	$1,550,785	$(14,744)	$(586,528)	$861,309
Net income (loss)	—	—	—	—	—	—	(17,791)	(17,791)
Other comprehensive income (loss)	—	—	—	—	—	72	—	72
Common stock repurchases	—	(8,143,635)	—	(32,575)	—	—	—	(32,575)
Share-based payments	128,865	—	—	—	2,404	—	—	2,404
Balance, March 31, 2025	252,037,835	(26,258,286)	$25	$(120,804)	$1,553,189	$(14,672)	$(604,319)	$813,419
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
After a recent evaluation of how we currently assess overall operational decision-making and report internal financial information, beginning January 1, 2026, we are reporting the financial results of our two operating segments, which will also be our two reportable segments: (1) Specialty Equipment Rentals (“SER”), which comprises our legacy Equipment Rental Solutions (“ERS”) segment (except for certain used sales to be accounted for by STEM, defined below), plus a portion of our legacy Aftermarket Parts and Services (“APS”) segment, and (2) Specialty Truck Equipment & Manufacturing (“STEM”), which comprises our legacy Truck and Equipment Sales (“TES”) segment, certain used sales that previously were accounted for by ERS, plus a portion of our legacy APS segment. Additionally, beginning January 1, 2026, our segment reporting reflects intersegment sales and a gross margin. This new structure better represents the financial profile and economics of our rental and sales & manufacturing businesses. Refer to Note 14: Segments, for additional segment information and a recast of prior period segment financial information.
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
The accompanying interim statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and the Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited consolidated financial statements of Custom Truck One Source, Inc. at that date. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements, have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other periods. These interim statements should be read in conjunction with the Custom Truck One Source, Inc. audited consolidated financial statements included in the Custom Truck One Source, Inc. Annual Report on Form 10-K for the year ended December 31, 2025.
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
Recently Issued Accounting Standards
In December 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-11 — Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently assessing the impact ASU 2025-11 may have on its condensed consolidated financial statements and disclosures.
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
Note 2: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended March 31,
(in $000s)	2026	2025
United States	$454,992	$413,552
Canada	6,630	8,680
Total Revenue	$461,622	$422,232
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three months ended March 31, 2026 and 2025 are presented in the table below.

	Three Months Ended March 31,			Three Months Ended March 31,
	2026			2025
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$130,608	$—	$130,608	$110,285	$—	$110,285
Shipping and handling	—	6,607	6,607	—	5,976	5,976
Total rental revenue	130,608	6,607	137,215	110,285	5,976	116,261
Sales and services:
Equipment sales	730	291,904	292,634	2,161	271,702	273,863
Parts and services	1,689	30,084	31,773	2,673	29,435	32,108
Total sales and services	2,419	321,988	324,407	4,834	301,137	305,971
Total revenue	$133,027	$328,595	$461,622	$115,119	$307,113	$422,232
Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
As of March 31, 2026 and December 31, 2025, the Company had net receivables related to contracts with customers of $101.4 million and $96.0 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had net receivables related to rental contracts of $102.2 million and $99.5 million, respectively.
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
Accounts receivable, net consisted of the following:

(in $000s)	March 31, 2026	December 31, 2025
Accounts receivable	$220,682	$213,472
Less: allowance for doubtful accounts	(17,059)	(17,931)
Accounts receivable, net	$203,623	$195,541
For the three months ended March 31, 2026 and 2025, the Company wrote-off $3.3 million and $2.8 million, respectively, of receivables, net of recoveries.
When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of March 31, 2026 and December 31, 2025, the Company had approximately $4.6 million and $3.6 million, respectively, of deferred rental revenue. Of the $3.6 million deferred rental revenue as of December 31, 2025, $0.8 million was recorded as revenue during the three months ended March 31, 2026. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $11.3 million and $19.9 million in deposits as of March 31, 2026 and December 31, 2025, respectively. All of the $19.9 million deposit liability balance as of December 31, 2025 was recorded as revenue during the three months ended March 31, 2026 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
The Company does not have material contract assets, and as such, did not recognize any material impairments of any contract assets.

Note 3: Sales-Type Leases
Income (loss) from rental agreements qualifying as sales-type leases was as follows:

	Three Months Ended March 31,
(in $000s)	2026	2025
Equipment sales	$(730)	$2,161
Cost of equipment sales	(1,644)	1,839
Gross profit	$914	$322
As these transactions remained under rental contracts, $1.4 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively, were billed under the contracts as rentals. Interest income (expense) from financing receivables was $(0.2) million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.
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

(in $000s)	March 31, 2026	December 31, 2025
Whole goods	$899,195	$810,749
Aftermarket parts and services inventory	123,276	120,190
Inventory	$1,022,471	$930,939
Note 5: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility (as defined below). As of March 31, 2026, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows:

(in $000s)	March 31, 2026	December 31, 2025
Trade:
Daimler Truck Financial	$151,102	$137,225
PACCAR Financial Corp	132,009	140,742
Ford Motor Credit Company, LLC	39,917	13,248
Trade floor plan payables	$323,028	$291,215
Non-trade:
PNC Equipment Finance, LLC	$417,054	$366,208
Non-trade floor plan payables	$417,054	$366,208
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $10.5 million and $13.3 million for the three months ended March 31, 2026, and 2025, respectively.
Trade Floor Plan Financing:
Daimler Truck Financial
The Company is party to the Wholesale Financing Agreement with Daimler Truck Financial (the “Daimler Facility”), which bears interest at U.S. Prime Rate after an initial interest free period of up to 150 days. The total borrowing capacity under the Daimler Facility is $225.0 million, however, from time to time, Daimler extends credit to the Company in excess of this amount. The Daimler agreement is evergreen and is subject to termination by either party through written notice.

PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $225.0 million as of March 31, 2026, to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of U.S. Prime Rate minus 0.71%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
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
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement, as of March 31, 2026, provides the Company with a $475.0 million revolving credit facility, which matures on August 25, 2026 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.00%.
Note 6: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	March 31, 2026	December 31, 2025
Rental equipment	$1,690,135	$1,664,178
Less: accumulated depreciation	(601,618)	(577,500)
Rental equipment, net	$1,088,517	$1,086,678
Note 7: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s, except interest rate data)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
ABL Facility	$687,975	$697,975	6.0%	6.1%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	17,203	17,297	5.8%	5.8%
Other notes payable	23,312	25,487	3.1%-7.0%	3.1%-7.0%
Total debt outstanding	1,648,490	1,660,759
Deferred financing fees	(14,462)	(15,549)
Total debt, net of deferred financing fees	1,634,028	1,645,210
Less: current maturities	(5,085)	(25,858)
Long-term debt	$1,628,943	$1,619,352
As of March 31, 2026, borrowing availability under the ABL Facility was $256.9 million, and outstanding standby letters of credit were $5.1 million.
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
Notes Payable
Effective April 15, 2026, the Company renewed its loan agreement with Security Bank of Kansas City (“SBKC”), under which it had notes payable of $19.4 million as of March 31, 2026. The renewal extended the term of the agreement by five years to April 15, 2031, and increased the interest rate from 3.125% to 5.85%.
Note 8: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the effects of potentially dilutive shares of common stock, if dilutive. Potentially dilutive effects include contingently issuable shares and share-based compensation. Our potentially dilutive shares aggregated 3.7 million and 5.5 million for the three months ended March 31, 2026 and 2025, respectively, and were not included in the computation of diluted earnings (loss) per share because the impact would have been anti-dilutive. The Company had no dilutive common share equivalents during the three months ended March 31, 2026 and 2025 due to results from continuing operations being a loss, net of tax.

Note 9: Equity
Preferred Stock
As of both March 31, 2026, and December 31, 2025, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of both March 31, 2026, and December 31, 2025, there were no shares of preferred stock issued or outstanding.
Common Stock
As of both March 31, 2026, and December 31, 2025, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing for the repurchase of up to $30 million of the Company’s shares of common stock, which authorization was further increased by $25 million of shares on September 14, 2023, and increased again by $25 million of shares on March 11, 2024, upon exhaustion of prior authorization. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. At March 31, 2026, $1.9 million was available under the stock repurchase program.
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

The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
March 31, 2026
ABL Facility	$687,975	$—	$687,975	$—
2029 Secured Notes	920,000	—	896,425	—
2023 Credit Facility	17,203	—	17,203	—
Other notes payable	23,312	—	23,312	—

December 31, 2025
ABL Facility	$697,975	$—	$697,975	$—
2029 Secured Notes	920,000	—	901,600	—
2023 Credit Facility	17,297	—	17,297	—
Other notes payable	25,487	—	25,487	—
The carrying amounts of the ABL Facility, 2023 Credit Facility and other notes payable approximated fair value as of March 31, 2026, and December 31, 2025, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers.
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
The Company’s effective income tax rate was (7.8)% for the three months ended March 31, 2026, compared to 30.2% for the three months ended March 31, 2025. The decrease in the effective tax rate was primarily attributable to changes in the valuation allowance recorded against deferred tax assets. During the period, the Company reduced its valuation allowance based on updated projections of future taxable income and the realization of certain deferred tax assets, which resulted in a discrete tax benefit and a lower effective tax rate.
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
Rentals and Sales — The Company rents and sells equipment and provides services to R&M Equipment Rental, a business partially owned by members of the Company’s management. The Company also rents equipment and purchases inventory from R&M Equipment Rental. The Company also rents and sells equipment to entities in which Platinum Equity, LLC (“Platinum”), a major shareholder of the Company, has an ownership interest.
Purchases of Inventory and Services. The Company purchases inventory and services from entities in which Platinum has an ownership interest. Expenses for the purchases of these services are recorded in selling, general, and administrative expenses.
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
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended March 31,
(in $000s)	2026	2025
Total revenues from transactions with related parties	$12,023	$4,672
Expenses incurred from transactions with related parties included in cost of revenue	$362	$110
Expenses incurred from transactions with related parties included in operating expenses	$393	$559
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	March 31, 2026	December 31, 2025
Accounts receivable from related parties	$817	$6,473
Accounts payable to related parties	$148	$208
Note 14: Segments
Our operations are primarily organized and managed by operating segment. Beginning January 1, 2026, we revised our reportable segments to combine our legacy ERS segment (excluding certain used sales) with the rental-related aftermarket activities portion of our legacy APS segment to form SER and to combine our legacy TES segment (plus certain used sales previously accounted for by ERS) with the sales-related aftermarket activities portion of our legacy APS segment to form STEM. Prior period amounts have been recast to reflect the change to two reportable segments.

Under this new segment reporting, operating segment performance and resource allocations are based on Adjusted EBITDA. Segment Adjusted EBITDA is defined as segment operating income or loss before depreciation and amortization, further excluding the effects of purchase accounting adjustments and the impact of sales-type lease accounting for certain leases containing rental purchase options (or “RPOs”).
Adjusted EBITDA aids the Chief Operating Decision Maker (“CODM”) in managing the inventory levels and rental fleet, entering into significant revenue contracts, expanding into new markets or launching new products, making capital expenditures, designing and implementing key marketing strategies, making personnel changes, and approving operating budgets. Additionally, the new segment structure better represents the financial profile and economics of our rental and sales and manufacturing businesses. Significant expense categories that are regularly reviewed by the operating segments’ CODM are disclosed below. The CODM for both segments is the Company’s Chief Executive Officer. Transactions between our segments consist of new equipment produced by STEM that is sold to SER for inclusion in its fleet of rental equipment. Additionally, SER sells certain used equipment to STEM. Beginning January 1, 2026, transactions between segments are accounted for as if completed on an arm’s length basis using a cost-plus methodology. However, intersegment sales and purchases are eliminated in consolidation and do not affect consolidated results. The Company’s segment results are presented in the tables below:

	Three Months Ended March 31,
	2026		2025
(in $000s)	SER	STEM	SER	STEM
Revenue from external customers
Rental	$137,215	$—	$116,261	$—
Equipment sales	37,777	254,857	29,855	244,008
Parts sales and services	18,771	13,002	20,965	11,143
Total revenue from external customers	193,763	267,859	167,081	255,151
Intersegment sales	6,790	95,450	11,600	94,789
Rental AR provision(1)	2,176	—	1,845	—
Sales-type lease adjustment(2)	2,103	—	1,257	—
Total Segment Revenue	204,832	363,309	181,783	349,940
Segment Expenses:
Cost of rental revenue, excluding depreciation(3)	30,748	—	30,092	—
Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation(4)	28,472	213,225	17,926	205,449
Cost of parts and services, excluding depreciation(5)	17,968	9,094	19,977	7,444
Cost of intersegment sales	6,110	80,185	11,600	94,789
Rental AR provision(1)	2,176	—	1,845	—
Total cost of segment revenue	85,474	302,504	81,440	307,682
Selling, general and administrative expense	13,861	17,580	14,294	15,853
Floorplan interest expense	—	10,519	—	13,297
Total Segment Expenses	99,335	330,603	95,734	336,832
Segment Adjusted EBITDA	$105,497	$32,706	$86,049	$13,108

Adjusted EBITDA is the operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of segment adjusted EBITDA to consolidated income (loss) before income taxes:

	Three Months Ended March 31,
in 000s	2026			2025
	SER	STEM	Total	SER	STEM	Total
Segment Adjusted EBITDA	$105,497	$32,706	$138,203	86,049	13,108	$99,157
Reconciling Items:
Intersegment margin			(15,945)			—
Corporate and non-allocated selling, general and administrative expenses(6)			(24,272)			(25,731)
Depreciation and amortization			(68,274)			(62,511)
Interest expense, net (non-floorplan)			(24,518)			(25,616)
Non-cash purchase accounting impact(4)			(3,232)			(4,181)
Transaction and integration costs			(3,892)			(3,660)
Sales-type lease adjustment(2)(4)			(696)			(546)
Share-based payments			(1,179)			(2,404)
Consolidated income (loss) before income taxes			$(3,805)			$(25,492)

(1) - Specifically identifiable lease revenue receivables not deemed probable of collection are recorded as a reduction of rental revenue. This is classified as a segment expense for Segment Adjusted EBITDA reviewed by the chief operating decision maker.
(2) - Impact of sales-type lease accounting for certain leases containing RPOs: this impact is excluded from the measure of Adjusted EBITDA utilized by our CODM to allocate resources and to assess the performance of our segments as we believe continuing to reflect the transactions as an operating lease better reflects the economics of the transactions given our large portfolio of rental contracts.
(3) - Cost of rental revenue, excluding depreciation: reflects repairs and maintenance costs of rental equipment, parts costs, labor and other overheads related to maintaining the rental fleet, and freight associated with the shipping of rental equipment.
(4) - Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation: reflects production and inventory costs associated with new units sold, labor and other overheads related to production, and freight associated with the shipping and receiving of equipment. Cost of equipment sales also includes the net book value of rental units sold. These costs are net of (i) the impact of purchase accounting step-up in basis on equipment and inventory acquired ("non-cash purchase accounting impact") and (ii) the impact of sales-type lease accounting for certain leases containing RPOs, further excluding depreciation.
(5) - Cost of parts and services sales, excluding depreciation: reflects inventory costs associated with parts costs and freight associated with the shipping and receiving of parts, further excluding depreciation.
(6) - Certain costs are not allocated to the segments as they represent Corporate-level activities. These costs primarily include people-related costs, enterprise technology, insurance coverage, and professional services required to support the Company’s national scale, public-company requirements, and centralized corporate functions.
Total assets by operating segment are not disclosed herein because assets by operating segment data are not reviewed by the CODM to assess performance and allocate resources.
The following table presents total assets by country:

(in $000s)	March 31, 2026	December 31, 2025
Assets:
United States	$3,451,811	$3,344,032
Canada	95,495	97,422
Total Assets	$3,547,306	$3,441,454

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
•any further increase in the cost of new equipment that we purchase for use in our rental fleet or for sale as inventory, and aging or obsolescence of our existing equipment, and the fluctuations of market value thereof;
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

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. See “Risk Factors” in Part I, Item 1A of the Annual Report for the year ended December 31, 2025 and in Part II, Item 1A of this report, for additional risks.

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
We are a specialty equipment provider to the electric utility transmission and distribution, telecommunications, rail, forestry, waste management and other infrastructure-related industries in North America. Our core business relates to our new equipment inventory and rental fleet of specialty equipment that is utilized by service providers in infrastructure development and improvement work. We offer our specialized equipment to a diverse customer base, including utilities and contractors, for the maintenance, repair, upgrade, and installation of critical infrastructure assets, including distribution and transmission electric lines, telecommunications networks and rail systems, as well as for lighting and signage. We rent, produce, sell and service a broad range of new and used equipment, including bucket trucks, digger derricks, dump trucks, cranes, service trucks, and heavy-haul trailers. Beginning January 1, 2026, we manage the business in two reporting segments: Specialty Equipment Rentals (“SER”) and Specialty Truck Equipment & Manufacturing (“STEM”). Refer to Note 14: Segments, for additional information on our reporting segments.
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
Operating Segments
After a recent evaluation of how we currently assess overall operational decision-making and report internal financial information, beginning January 1, 2026, we are reporting the financial results of our two operating segments, which will also be our two reportable segments: (1) Specialty Equipment Rentals (“SER”), which comprises our legacy Equipment Rental Solutions (“ERS”) segment (except for certain used sales to be accounted for by STEM, defined below), plus a portion of our legacy Aftermarket Parts and Services (“APS”) segment, and (2) Specialty Truck Equipment & Manufacturing (“STEM”), which comprises our legacy Truck and Equipment Sales (“TES”) segment, certain used sales that previously were accounted for by ERS, plus a portion of our legacy APS segment. Additionally, beginning January 1, 2026, our segment reporting reflects intersegment sales and a gross margin, with adjusted EBITDA being the new reportable segments’ profit measure. This new structure better represents the financial profile and economics of our rental and sales & manufacturing businesses.
Specialty Equipment Rentals (“SER”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of March 31, 2026, this equipment (the “rental fleet”) is comprised of more than 10,350 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers and to our STEM segment. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our SER segment consist of the rental and sale from the rental fleet of the foregoing specialty equipment, rentals of aftermarket parts and services related to the specialty equipment, and repair, maintenance and customization services related to that equipment.
Specialty Truck Equipment & Manufacturing (“STEM”) segment — We offer a broad variety of new equipment for sale to be used across our end-markets, which can be modified to meet our customers’ specific needs. We believe that our integrated production capabilities and extensive knowledge gained over a long history of selling equipment have established us as a trusted partner for customers seeking tailored solutions with short lead times. In support of these activities, we primarily employ a direct-to-customer sales model, leveraging our dedicated sales force of industry and product managers, who are focused on driving national and local sales. We also opportunistically engage in the sale of used equipment purchased from third parties, our SER segment or received via trade-ins from new equipment sales customers. In the majority of these cases, we will sell used equipment directly to customers, rather than relying on auctions. Activities in our STEM segment consist of the production and sale of new and used specialty equipment and vocational trucks, which includes equipment from leading original equipment manufacturers (“OEMs”) across our end-markets, as well as our Load KingTM brand, and the sales of aftermarket parts and services related to the specialty equipment, and repair, maintenance and customization services related to that equipment.
Results of Operations
Three months ended March 31, 2026, compared to the same period in 2025
Condensed Consolidated Results of Operations

	Three Months Ended
(in $000s)	March 31, 2026	% of revenue	March 31, 2025	% of revenue	$ Change	% change	December 31, 2025	% of revenue
Rental revenue	$137,215	29.7%	$116,261	27.5%	$20,954	18.0%	$141,981	26.9%
Equipment sales	292,634	63.4%	273,863	64.9%	18,771	6.9%	353,925	67.0%
Parts sales and services	31,773	6.9%	32,108	7.6%	(335)	(1.0)%	32,278	6.1%
Total revenue	461,622	100.0%	422,232	100.0%	39,390	9.3%	528,184	100.0%
Cost of revenue, excluding rental equipment depreciation	302,362	65.5%	286,605	67.9%	15,757	5.5%	348,361	66.0%
Depreciation of rental equipment	56,197	12.2%	50,091	11.9%	6,106	12.2%	56,762	10.7%
Gross profit	103,063	22.3%	85,536	20.3%	17,527	20.5%	123,061	23.3%
Operating expenses	71,594		73,131		(1,537)	(2.1)%	71,083
Operating income	31,469		12,405		19,064	153.7%	51,978
Total other expense	35,274		37,897		(2,623)	(6.9)%	36,970
Income (loss) before income taxes	(3,805)		(25,492)		21,687	(85.1)%	15,008
Income tax expense (benefit)	297		(7,701)		7,998	(103.9)%	(5,867)
Net income (loss)	$(4,102)		$(17,791)		$13,689	(76.9)%	$20,875

Total Revenue - The increase in total revenue for the three months ended March 31, 2026, compared to the same period in 2025 is a result of higher rental revenue driven by higher average OEC on rent of 11.8% as well as strong new equipment sales.
Cost of Revenue, Excluding Rental Equipment Depreciation - The increase in cost of revenue, excluding rental equipment depreciation for the three months ended March 31, 2026, compared to the same period in 2025, was driven primarily by the increase in equipment sales volume.
Depreciation of Rental Equipment - Depreciation of our rental equipment increased in the three months ended March 31, 2026, compared to the same period in 2025, as a result of higher rental equipment levels.
Operating Expenses - Operating expenses decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily as a result of lower stock compensation expense and IT software amortization.
Total Other Expense - Other expense decreased for the three months ended March 31, 2026, compared to the same period in 2025, due to less interest expense on floorplan financing as a result of lower inventory levels.
Income Tax Expense (Benefit) - Income tax expense for the three months ended March 31, 2026 was $0.3 million, resulting in an effective tax rate of (7.8)%. Income tax benefit for the three months ended March 31, 2025 was $7.7 million, at an effective tax rate of 30.2%. The changes in effective tax rate was primarily attributable to changes in the valuation allowance recorded against deferred tax assets.
Net Income (loss) - Net loss decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher operating income as a result of higher rental revenue driven by higher average OEC on rent as well as strong new equipment sales.

Operating Metrics
We principally evaluate operational performance based on the following metrics: ending OEC, average OEC on rent, fleet utilization, and OEC on rent yield. We also report sales order backlog related to our customers’ orders for new vocational heavy duty trucks as an indicator of the demand environment for our products. The table below presents these key measures.

	Three Months Ended
(in $000s)	March 31, 2026	March 31, 2025	Change	% Change	December 31, 2025	% Change
Ending OEC	$1,655,414	$1,548,210	$107,204	6.9%	$1,637,115	1.1%
Average OEC on rent	$1,343,712	$1,202,285	$141,427	11.8%	$1,377,027	(2.4)%
Fleet utilization	81.4%	77.7%	3.7%	4.8%	83.6%	(2.6)%
OEC on rent yield	38.9%	38.5%	0.4%	1.0%	38.7%	0.5%
Sales order backlog	$411,311	$420,149	$(8,838)	(2.1)%	$335,265	22.7%

Operating Results by Segment
Prior period amounts have been recast to reflect the change to two reportable segments.
Specialty Equipment Rentals

	Three Months Ended
(in $000s)	March 31, 2026	March 31, 2025	$ Change	% Change	December 31, 2025	% Change
Revenue from external customers:
Rental	$137,215	$116,261	$20,954	18.0%	$141,981	(3.4)%
Equipment sales	37,777	29,855	7,922	26.5%	55,773	(32.3)%
Parts sales and services	18,771	20,965	(2,194)	(10.5)%	20,982	(10.5)%
Total revenue from external customers	193,763	167,081	26,682	16.0%	218,736	(11.4)%
Intersegment sales	6,790	11,600	(4,810)	(41.5)%	10,489	(35.3)%
Rental AR provision(1)	2,176	1,845	331	17.9%	2,070	5.1%
Sales type lease adjustment(2)	2,103	1,257	846	67.3%	(853)	(346.5)%
Total Segment Revenue	204,832	181,783	23,049	12.7%	230,442	(11.1)%
Segment Expenses:
Cost of rental, excluding depreciation	30,748	30,092	656	2.2%	29,921	2.8%
Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation(3)	28,472	17,926	10,546	58.8%	35,407	(19.6)%
Cost of parts and services, excluding depreciation	17,968	19,977	(2,009)	(10.1)%	17,128	4.9%
Cost of intersegment sales	6,110	11,600	(5,490)	(47.3)%	10,489	(41.7)%
Rental AR provision(1)	2,176	1,845	331	17.9%	2,070	5.1%
Total segment cost of revenue expenses	85,474	81,440	4,034	5.0%	95,015	(10.0)%
Selling, general and administrative expenses	13,861	14,294	(433)	(3.0)%	15,100	(8.2)%
Total segment expenses	99,335	95,734	3,601	3.8%	110,115	(9.8)%
Adjusted EBITDA	$105,497	$86,049	$19,448	22.6%	$120,327	(12.3)%
(1) Specifically identifiable lease revenue receivables not deemed probable of collection are recorded as a reduction of rental revenue. This is classified as a segment expense for Segment Adjusted EBITDA reviewed by the chief operating decision maker.
(2) Impact of sales-type lease accounting for certain leases containing RPOs: this impact is excluded from the measure of Adjusted EBITDA utilized by our CODM to allocate resources and to assess the performance of our segments as we believe continuing to reflect the transactions as an operating lease better reflects the economics of the transactions given our large portfolio of rental contracts.
(3) Excludes the non-cash impact of purchase accounting, impact of sales-type lease accounting for certain leases containing RPOs, further excluding depreciation.

Total Revenue - The increase in total revenue for the three months ended March 31, 2026, compared to the same period in 2025, was due to an increase in rental revenue as well as rental equipment sales. Rental revenue increased as a result of higher fleet utilization of 3.7% for the three months ended March 31, 2026, driven by higher average OEC on rent of 11.8%. Rental equipment sales increased due to an increase in buyout activity of rental contracts with purchase options. The decrease in parts sales and services was driven by fewer tool kits sold. Intersegment sales decreased as fewer units were identified as rental asset disposals given the increased demand for rental units.
Cost of Rental Revenue, Excluding Depreciation - The increase in cost of rental revenue for the three months ended March 31, 2026, compared to the same period in 2025, was largely due to an increase in rental activity.
Cost of Equipment Sales, net of Purchase Accounting, Sales-Type Leases and Depreciation - The increase in cost of equipment sales for the three months ended March 31, 2026, compared to the same period in 2025, was due to an increase in rental equipment sales volume.
Cost of Parts and Services, Excluding Depreciation - The decrease in cost of parts and services three months ended March 31, 2026, compared to the same period in 2025, was in line with the decline in parts and services revenue as fewer tool kits were sold.
Selling, General and Administrative Expenses - Selling, general and administrative expenses were flat for the three months ended March 31, 2026 compared to the same period in 2025.
Rental AR Provision - Represents specifically identifiable lease revenue receivables not deemed probable of collection which are recorded as a reduction of rental revenue per the Company’s significant accounting policies. This is classified as a segment expense for Segment Adjusted EBITDA reviewed by the chief operating decision maker.
Sales Type Lease Adjustments - Represents the impact of sales-type lease accounting for certain leases containing rental purchase options (or “RPOs”), as we believe continuing to reflect the transactions as an operating lease better reflects the economics of the transactions given our large portfolio of rental contracts.
Adjusted EBITDA - The increase in adjusted EBITDA for the three months ended March 31, 2026, compared to the same period in 2025, was due to higher operating income.

Specialty Truck Equipment & Manufacturing

	Three Months Ended
(in $000s)	March 31, 2026	March 31, 2025	$ Change	% Change	December 31, 2025	% Change
Revenue from external customers:
Equipment sales	$254,857	$244,008	$10,849	4.4%	$298,153	(14.5)%
Parts sales and services	13,002	11,143	1,859	16.7%	11,296	15.1%
Total revenue from external customers	267,859	255,151	12,708	5.0%	309,449	(13.4)%
Intersegment sales	95,450	94,789	661	0.7%	89,033	7.2%
Total segment revenue	363,309	349,940	13,369	3.8%	398,482	(8.8)%
Segment Expenses:
Cost of equipment sales, net of purchase accounting and depreciation(i)	213,225	205,449	7,776	3.8%	249,900	(14.7)%
Cost of parts and services, excluding depreciation	9,094	7,444	1,650	22.2%	8,926	1.9%
Cost of intersegment sales	80,185	94,789	(14,604)	(15.4)%	89,033	(9.9)%
Total segment cost of revenue expenses	302,504	307,682	(5,178)	(1.7)%	347,859	(13.0)%
Selling, general and administrative expenses	17,580	15,853	1,727	10.9%	18,301	(3.9)%
Floorplan interest expense	10,519	13,297	(2,778)	(20.9)%	11,891	(11.5)%
Total segment expenses	330,603	336,832	(6,229)	(1.8)%	378,051	(12.6)%
Adjusted EBITDA	$32,706	$13,108	$19,598	149.5%	$20,431	60.1%
(1) Excludes the non-cash impact of purchase accounting.
Total Revenue - The increase in total revenue for the three months ended March 31, 2026, compared to the same period in 2025, was due to higher equipment sales driven by demand in service vehicles. Parts sales and services also increased driven primarily by higher service activity and increased demand for replacement parts. Intersegment sales were consistent for the three months ended March 31, 2026, compared to the same period in 2025. Although unit sales to SER were higher in the prior year, the current year revenue reflects the impact of intercompany markup, which increased the per-unit value and offset the decline in volume.
Cost of Equipment Sales, net of Purchase Accounting and Depreciation - The increase in cost of equipment sales for the three months ended March 31, 2026, compared to the same period in 2025, was driven by the increase in equipment sales volume.
Cost of Parts and Services, Excluding Depreciation - The increase in cost of parts and services for the three months ended March 31, 2026, compared to the same period in 2025, corresponded with the increase in parts sales and services revenue reflecting higher volume of work performed and the related increase in materials and labor required to support that activity.
Cost of Intersegment Sales - Cost of intersegment sales declined for three months ended March 31, 2026, compared to the same period in 2025 due to fewer units sold to SER. While intersegment revenue increased slightly because of the markup applied in 2026, the lower unit volume directly reduced the associated cost of sales.
Selling, General and Administrative Expenses - Selling, general, and administrative expenses increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher sales commission.
Floorplan Interest Expense - The decrease in floorplan interest expense for the three months ended March 31, 2026, compared to the same period in 2025, was due to the lower inventory levels.
Adjusted EBITDA - The increase in adjusted EBITDA for the three months ended March 31, 2026, compared to the same period in 2025, was due to increased gross profit and lower interest expense on variable-rate floor plan liabilities from lower inventory levels.

Reconciliation of Segment Adjusted EBITDA to Consolidated Income (Loss) Before Income Taxes

	Three Months Ended March 31,		Three Months Ended December 31
in 000s	2026	2025	2025
Adjusted EBITDA - SER	$105,497	$86,049	$120,327
Adjusted EBITDA - STEM	32,706	13,108	20,431
Total Segment Adjusted EBITDA	138,203	99,157	140,758

Reconciling Items:
Intersegment margin	(15,945)	—	—
Corporate and non-allocated selling, general and administrative expenses(1)	(24,272)	(25,731)	(20,017)
Financing and other income (expense)
Depreciation and amortization	(68,274)	(62,511)	(69,013)
Interest expense, net (non-floorplan)	(24,518)	(25,616)	(26,364)
Non-cash purchase accounting impact(2)	(3,232)	(4,181)	(3,967)
Transaction and integration costs(3)	(3,892)	(3,660)	(4,430)
Sales-type lease adjustment(4)	(696)	(546)	253
Share-based payments(5)	(1,179)	(2,404)	(2,212)
Consolidated income (loss) before income taxes	$(3,805)	$(25,492)	$15,008
(1) Certain costs are not allocated to the segments as they represent Corporate-level activities. These costs primarily include people-related costs, enterprise technology, insurance coverage, and professional services required to support the Company’s national scale, public-company requirements, and centralized corporate functions.
(2) Represents the non-cash impact of purchase accounting, net of accumulated depreciation, on the cost of equipment and inventory sold.
(3) Represents transaction and other costs related to acquisitions of businesses; costs associated with closed operations; costs associated with restructuring and business optimization activities (inclusive of systems establishment costs); employee retention and/or severance costs; costs related to start-up/pre-openings and openings of locations; reconfiguration or consolidation of facilities or equipment conversion costs.
(4) Represents the impact of sales-type lease accounting for certain leases containing RPOs, as we believe continuing to reflect the transactions as an operating lease better reflects the economics of the transactions given our large portfolio of rental contracts.
(5) Represents non-cash share-based compensation expense associated with the issuance of restricted stock units.
See Note 14 - Segments for additional information.
Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months and beyond. As of March 31, 2026, we had $9.6 million in cash and cash equivalents compared to $6.3 million as of December 31, 2025. As of March 31, 2026 and December 31, 2025, we had $688.0 million and $698.0 million of outstanding borrowings under our ABL Facility, respectively. Availability under the ABL Facility was $256.9 million as of March 31, 2026, and based on our borrowing base, we have an additional $191.6 million of suppressed availability that we can potentially utilize by upsizing our existing facility. For further information on the ABL Facility, see Note 7: Long-Term Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Loan Covenants and Compliance
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit Nesco Holdings II, Inc., our wholly owned subsidiary (the “Borrower” with respect to the ABL Facility, or the “Issuer” with respect to the Indenture, defined below) and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of the Borrower’s restricted subsidiaries to pay dividends; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Borrower’s assets; enter into certain transactions with the Borrower’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Borrower and its restricted subsidiaries are permitted to make. Unlimited dividends under the ABL Facility may be permitted so long as, on a pro forma basis, “distribution conditions” (as defined in the ABL Credit Agreement governing the ABL Facility) are satisfied. As of March 31, 2026, the Company’s distribution conditions were satisfied and, as a result, the Company determined there were no restrictions on distributions by the Borrower and its restricted subsidiaries by the ABL Credit Agreement.
The 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”) were issued pursuant to the indenture governing our 2029 Secured Notes (the “Indenture”) which contains covenants that limit the Issuer’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Issuer’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Issuer’s subsidiaries as unrestricted subsidiaries. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Issuer and its restricted subsidiaries are permitted to make. Unlimited dividends, under the Indenture, may be made so long as after giving effect to making the dividends, the Consolidated Total Debt Ratio would be no greater than 5.00 to 1.00 on a pro forma basis. As of March 31, 2026, the Company’s Consolidated Total Debt Ratio was not greater than 5.00 to 1.00 and, as a result, the Company determined there were no restrictions on distributions by the Issuer and its restricted subsidiaries by the Indenture. For further information on the ABL Facility and Indenture, see Note 8: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed on March 10, 2026.
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

The following table provides the calculation of Adjusted EBITDA pursuant to the ABL Credit Agreement and the Indenture.

	Three Months Ended		Three Months Ended December 31, 2025
(in $000s)	March 31, 2026	March 31, 2025
Net income (loss)	$(4,102)	$(17,791)	$20,875
Interest expense	24,518	25,616	26,364
Income tax expense (benefit)	297	(7,701)	(5,867)
Depreciation and amortization	68,274	62,511	69,013
EBITDA	88,987	62,635	110,385
Adjustments:
Non-cash purchase accounting impact (1)	3,232	4,181	3,967
Transaction and integration costs (2)	3,892	3,660	4,430
Sales-type lease adjustment (3)	696	546	(253)
Share-based payments (4)	1,179	2,404	2,212
Adjusted EBITDA	$97,986	$73,426	$120,741
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

	Three Months Ended		Three Months Ended December 31, 2025
(in $000s)	March 31, 2026	March 31, 2025
Equipment sales	$730	$(2,161)	$(2,461)
Cost of equipment sales	(1,644)	1,839	1,883
Gross profit	(914)	(322)	(578)
Interest income	237	(1,012)	(1,374)
Rental invoiced	1,373	1,880	1,699
Sales-type lease adjustment	$696	$546	$(253)

(4) Represents non-cash share-based compensation expense associated with the issuance of restricted stock units.

The following table presents the calculation of Net Debt and Net Leverage Ratio:

(in $000s)	March 31, 2026	December 31, 2025
Current maturities of long-term debt	5,085	25,858
Long-term debt, net	1,628,943	1,619,352
Deferred financing fees	14,462	15,549
Less: cash and cash equivalents	(9,608)	(6,273)
Net Debt	$1,638,882	$1,654,486
Divided by: LTM Adjusted EBITDA (1)	$408,118	$383,558
Net Leverage Ratio	4.02	4.31
(1) The following tables present the calculation of LTM Adjusted EBITDA for the periods ended March 31, 2026 and December 31, 2025:

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	March 31, 2026	March 31, 2025	December 31, 2025	March 31, 2026
Net income (loss)	$(4,102)	$(17,791)	$(31,052)	(17,363)
Interest expense	24,518	25,616	104,882	103,784
Income tax expense (benefit)	297	(7,701)	2,922	10,920
Depreciation and amortization	68,274	62,511	264,998	270,761
EBITDA	88,987	62,635	341,750	368,102
Adjustments:
Non-cash purchase accounting impact	3,232	4,181	15,469	14,520
Transaction and integration costs	3,892	3,660	16,639	16,871
Sales-type lease adjustment	696	546	1,229	1,379
Share-based payments	1,179	2,404	8,471	7,246
Adjusted EBITDA	$97,986	$73,426	$383,558	$408,118

Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Three Months Ended March 31,
(in $000s)	2026	2025
Net cash flow from operating activities	$23,815	$55,635
Net cash flow for investing activities	(59,234)	(71,306)
Net cash flow from financing activities	38,575	17,196
Effect of exchange rate changes on cash and cash equivalents	179	50
Net change in cash and cash equivalents	$3,335	$1,575
As of March 31, 2026, we had cash and cash equivalents of $9.6 million, an increase of $3.3 million from March 31, 2025. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility, and availability under our credit facilities.
Cash Flows from Operating Activities
Net cash from operating activities was $23.8 million for the three months ended March 31, 2026, as compared to $55.6 million in the same period of 2025. The decrease in net cash from operating activities is driven by higher levels of inventory on hand as of March 31, 2026 when compared to same period in 2025.
Cash Flows for Investing Activities
Net cash used in investing activities was $59.2 million for the three months ended March 31, 2026, as compared to $71.3 million in the same period of 2025. The decrease in cash used in investing activities was primarily due to a decrease in purchases of rental equipment of $15.0 million, partially offset by an increase in purchases of non-rental property and cloud computing assets of $6.2 million.
Cash Flows from Financing Activities
Net cash from financing activities was $38.6 million for the three months ended March 31, 2026, as compared to $17.2 million in the same period of 2025. The increase in net cash from financing activities was primarily due to a decrease in repurchases of stock of $32.6 million and a decrease in repayments on floorplan liabilities and long term debt of $16.1 million, partially offset by lower proceeds from floorplan liabilities and long term debt of $27.3 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the ABL Credit Facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of March 31, 2026, we had $1,428.1 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under floor plan financing and the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense under floor plan financing and the ABL Facility by approximately $1.8 million on an annual basis.
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
Foreign currency exchange rate risk
During the three months ended March 31, 2026, we generated $6.6 million of revenues denominated in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.3 million on an annual basis. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
(b) Changes to Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
No material changes occurred to the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
We did not purchase any shares of our common stock during the three months ended March 31, 2026.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	April 27, 2026	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	April 27, 2026	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer and Principal Accounting Officer