Form 10-Q
period 2026-06-30
Custom Truck One Source, Inc.
filed 2026-08-03
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of common stock outstanding as of July 30, 2026 was 227,505,535.

Custom Truck One Source, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s, except per share data)	2026	2025	2026	2025
Revenue
Rental revenue	$145,060	$120,814	$282,275	$237,075
Equipment sales	383,559	356,112	676,193	629,975
Parts sales and services	34,827	34,557	66,600	66,665
Total revenue	563,446	511,483	1,025,068	933,715
Cost of Revenue
Cost of rental revenue	34,847	30,338	65,912	60,738
Depreciation of rental equipment	56,927	54,007	113,124	104,098
Cost of equipment sales	319,927	296,672	563,845	525,149
Cost of parts sales and services	27,771	27,924	55,150	55,652
Total cost of revenue	439,472	408,941	798,031	745,637
Gross Profit	123,974	102,542	227,037	188,078
Operating Expenses
Selling, general and administrative expenses	61,274	59,165	118,900	118,616
Amortization	6,683	6,911	13,369	13,591
Non-rental depreciation	3,404	3,232	6,794	6,572
Transaction expenses and other	5,998	5,303	9,890	8,963
Total operating expenses	77,359	74,611	148,953	147,742
Operating Income	46,615	27,931	78,084	40,336
Other Expense
Interest expense, net	38,190	40,204	73,227	79,117
Financing and other expense (income)	(551)	(1,371)	(314)	(2,387)
Total other expense	37,639	38,833	72,913	76,730
Income (Loss) Before Income Taxes	8,976	(10,902)	5,171	(36,394)
Income Tax Expense (Benefit)	(1,423)	17,478	(1,126)	9,777
Net Income (Loss)	$10,399	$(28,380)	$6,297	$(46,171)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$(1,157)	$4,766	$(2,096)	$4,838
Other Comprehensive Income (Loss)	(1,157)	4,766	(2,096)	4,838
Comprehensive Income (Loss)	$9,242	$(23,614)	$4,201	$(41,333)

Net Income (Loss) Per Share:
Basic	$0.05	$(0.13)	$0.03	$(0.20)
Diluted	$0.05	$(0.13)	$0.03	$(0.20)
Weighted-Average Common Shares Outstanding:
Basic	227,433	226,477	227,032	227,371
Diluted	229,666	226,477	228,897	227,371
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$10,287	$6,273
Accounts receivable, net	245,233	195,541
Financing receivables, net	10,708	8,853
Inventory	1,042,203	930,939
Prepaid expenses and other	17,942	17,009
Total current assets	1,326,373	1,158,615
Property and equipment, net	155,959	142,526
Rental equipment, net	1,077,543	1,086,678
Goodwill	704,905	705,167
Intangible assets, net	212,186	225,725
Operating lease assets	117,254	110,921
Other assets	10,396	11,822
Total Assets	$3,604,616	$3,441,454
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$115,437	$88,366
Accrued expenses	68,177	69,228
Deferred revenue and customer deposits	24,625	23,500
Floor plan payables - trade	369,206	291,215
Floor plan payables - non-trade	397,007	366,208
Operating lease liabilities - current	9,378	8,955
Current maturities of long-term debt	3,209	25,858
Total current liabilities	987,039	873,330
Long-term debt, net	1,656,652	1,619,352
Operating lease liabilities - noncurrent	112,699	105,909
Deferred income taxes	32,269	33,760
Total long-term liabilities	1,801,620	1,759,021
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized; 254,549,822 and 253,312,368 shares issued; and 227,505,535 and 226,625,924 shares outstanding, at June 30, 2026 and December 31, 2025, respectively	25	25
Treasury stock, at cost — 27,044,287 and 26,686,444 shares at June 30, 2026 and December 31, 2025, respectively	(124,971)	(122,602)
Additional paid-in capital	1,564,896	1,559,874
Accumulated other comprehensive loss	(12,710)	(10,614)
Accumulated deficit	(611,283)	(617,580)
Total stockholders' equity	815,957	809,103
Total Liabilities and Stockholders' Equity	$3,604,616	$3,441,454
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in $000s)	2026	2025
Operating Activities
Net income (loss)	$6,297	$(46,171)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	137,106	128,168
Amortization of debt issuance costs	2,197	2,222
Provision for losses on accounts receivable	5,233	5,008
Share-based compensation	4,610	4,179
Gain on sales and disposals of rental equipment	(27,137)	(21,599)
Deferred tax expense (benefit)	(1,293)	7,653
Changes in assets and liabilities:
Accounts and financing receivables	(50,148)	23,375
Inventories	(112,587)	(37,760)
Prepaids, operating leases and other	(114)	(14,541)
Accounts payable	25,931	39,504
Accrued expenses and other liabilities	(1,090)	18,368
Floor plan payables - trade, net	77,991	77,776
Customer deposits and deferred revenue	1,190	(4,829)
Net cash flow from operating activities	68,186	181,353
Investing Activities
Purchases of rental equipment	(191,584)	(225,299)
Proceeds from sales and disposals of rental equipment	106,987	93,967
Purchase of non-rental property and cloud computing arrangements	(21,627)	(8,475)
Net cash flow for investing activities	(106,224)	(139,807)
Financing Activities
Borrowings under revolving credit facilities	135,300	144,269
Repayments under revolving credit facilities	(118,392)	(56,694)
Principal payments on long-term debt	(4,454)	(4,523)
Acquisition of inventory through floor plan payables - non-trade	263,194	237,812
Repayment of floor plan payables - non-trade	(232,395)	(326,725)
Repurchase of common stock	—	(32,575)
Share-based payments	(1,957)	(1,453)
Net cash flow from (for) financing activities	41,296	(39,889)
Effect of exchange rate changes on cash and cash equivalents	756	(203)
Net Change in Cash and Cash Equivalents	4,014	1,454
Cash and Cash Equivalents at Beginning of Period	6,273	3,805
Cash and Cash Equivalents at End of Period	$10,287	$5,259

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Six Months Ended June 30,
(in $000s)	2026	2025
Supplemental Cash Flow Information
Interest paid	$71,846	$77,619
Income taxes paid, net	183	697
Non-Cash Investing and Financing Activities
Property and equipment purchases in accounts payable	2,236	1,052
Rental equipment sales in accounts receivable	739	1,775
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2025	253,312,368	(26,686,444)	$25	$(122,602)	$1,559,874	$(10,614)	$(617,580)	$809,103
Net income (loss)	—	—	—	—	—	—	(4,102)	(4,102)
Other comprehensive income (loss)	—	—	—	—	—	(939)	—	(939)
Share-based payments	155,782	—	—	—	1,179	—	—	1,179
Balance, March 31, 2026	253,468,150	(26,686,444)	25	(122,602)	1,561,053	(11,553)	(621,682)	805,241
Net income (loss)	—	—	—	—	—	—	10,399	10,399
Other comprehensive income (loss)	—	—	—	—	—	(1,157)	—	(1,157)
Share-based payments	1,081,672	(357,843)	—	(2,369)	3,843	—	—	1,474
Balance, June 30, 2026	254,549,822	(27,044,287)	$25	$(124,971)	$1,564,896	$(12,710)	$(611,283)	$815,957

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2024	251,908,970	(18,114,651)	$25	$(88,229)	$1,550,785	$(14,744)	$(586,528)	$861,309
Net income (loss)	—	—	—	—	—	—	(17,791)	(17,791)
Other comprehensive income (loss)	—	—	—	—	—	72	—	72
Common stock repurchases	—	(8,143,635)	—	(32,575)	—	—	—	(32,575)
Share-based payments	128,865	—	—	—	2,404	—	—	2,404
Balance, March 31, 2025	252,037,835	(26,258,286)	25	(120,804)	1,553,189	(14,672)	(604,319)	813,419
Net income (loss)	—	—	—	—	—	—	(28,380)	(28,380)
Other comprehensive income (loss)	—	—	—	—	—	4,766	—	4,766
Share-based payments	1,208,195	(428,158)	—	(1,798)	2,120	—	—	322
Balance, June 30, 2025	253,246,030	(26,686,444)	$25	$(122,602)	$1,555,309	$(9,906)	$(632,699)	$790,127
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
Recently Issued Accounting Standards
In December 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11 — Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently assessing the impact ASU 2025-11 may have on its condensed consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (“ASU 2025-06”), which amends the guidance for accounting for software costs to reflect current software development practices, including iterative and agile methodologies, by removing references to development stages. It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently assessing the impact of ASU 2025-06 on its condensed consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of the requirements on its condensed consolidated financial statements and disclosures.
Note 2: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2026	2025	2026	2025
United States	$553,235	$499,582	$1,008,227	$913,134
Canada	10,211	11,901	16,841	20,581
Total Revenue	$563,446	$511,483	$1,025,068	$933,715
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three and six months ended June 30, 2026 and 2025 are presented in the table below.

	Three Months Ended June 30,			Three Months Ended June 30,
	2026			2025
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$137,243	$—	$137,243	$114,639	$—	$114,639
Shipping and handling	—	7,817	7,817	—	6,175	6,175
Total rental revenue	137,243	7,817	145,060	114,639	6,175	120,814
Sales and services:
Equipment sales	5,942	377,617	383,559	984	355,128	356,112
Parts and services	2,696	32,131	34,827	3,709	30,848	34,557
Total sales and services	8,638	409,748	418,386	4,693	385,976	390,669
Total revenue	$145,881	$417,565	$563,446	$119,332	$392,151	$511,483

	Six Months Ended June 30,			Six Months Ended June 30,
	2026			2025
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$267,851	$—	$267,851	$224,924	$—	$224,924
Shipping and handling	—	14,424	14,424	—	12,151	12,151
Total rental revenue	267,851	14,424	282,275	224,924	12,151	237,075
Sales and services:
Equipment sales	5,212	670,981	676,193	3,145	626,830	629,975
Parts and services	4,385	62,215	66,600	6,382	60,283	66,665
Total sales and services	9,597	733,196	742,793	9,527	687,113	696,640
Total revenue	$277,448	$747,620	$1,025,068	$234,451	$699,264	$933,715

Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
As of June 30, 2026 and December 31, 2025, the Company had net receivables related to sales contracts with customers of $137.3 million and $96.0 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had net receivables related to rental contracts of $107.9 million and $99.5 million, respectively.
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
Accounts receivable, net consisted of the following:

(in $000s)	June 30, 2026	December 31, 2025
Accounts receivable	$262,690	$213,472
Less: allowance for doubtful accounts	(17,457)	(17,931)
Accounts receivable, net	$245,233	$195,541
For the six months ended June 30, 2026 and 2025, the Company wrote-off $5.7 million and $5.3 million, respectively, of receivables, net of recoveries.

When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of June 30, 2026 and December 31, 2025, the Company had approximately $4.9 million and $3.6 million, respectively, of deferred rental revenue. Of the $3.6 million deferred rental revenue as of December 31, 2025, $1.3 million was recorded as revenue during the six months ended June 30, 2026. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $19.8 million and $19.9 million in deposits as of June 30, 2026 and December 31, 2025, respectively. All of the $19.9 million deposit liability balance as of December 31, 2025 was recorded as revenue during the six months ended June 30, 2026 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
The Company does not have material contract assets, and as such, did not recognize any material impairments of any contract assets.
Note 3: Sales-Type Leases
Revenue from rental agreements qualifying as sales-type leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2026	2025	2026	2025
Equipment sales	$5,942	$984	$5,212	$3,145
Cost of equipment sales	4,461	949	2,817	2,788
Gross profit	$1,481	$35	$2,395	$357
As these transactions remained under rental contracts, $1.6 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and $3.0 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $0.6 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively and $0.3 million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively.
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

(in $000s)	June 30, 2026	December 31, 2025
Whole goods	$916,627	$810,749
Aftermarket parts and services inventory	125,576	120,190
Inventory	$1,042,203	$930,939
Note 5: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility (as defined below). As of June 30, 2026, the Company was in compliance with these covenants.
The amounts owed under floor plan payables are summarized as follows:

(in $000s)	June 30, 2026	December 31, 2025
Trade:
Daimler Truck Financial	$200,945	$137,225
PACCAR Financial Corp	133,059	140,742
Ford Motor Credit Company, LLC	35,202	13,248
Trade floor plan payables	$369,206	$291,215
Non-trade:
PNC Equipment Finance, LLC	$397,007	$366,208
Non-trade floor plan payables	$397,007	$366,208

Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $11.1 million and $21.7 million for the three and six months ended June 30, 2026, respectively, and $13.8 million and $27.1 million for the same periods in 2025.
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
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $225.0 million as of June 30, 2026, to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of U.S. Prime Rate minus 0.71%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
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
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. The Loan Agreement, as of June 30, 2026, provides the Company with a $475.0 million revolving credit facility, which matures on August 25, 2026 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 3.00%. The Company is in the process of renewing the Loan Agreement and expects to complete the renewal on or prior to the August 25, 2026 maturity date on terms substantially consistent with those of the existing agreement.
Note 6: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	June 30, 2026	December 31, 2025
Rental equipment	$1,705,074	$1,664,178
Less: accumulated depreciation	(627,531)	(577,500)
Rental equipment, net	$1,077,543	$1,086,678

Note 7: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s, except interest rate data)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
ABL Facility	$714,883	$697,975	5.8%	6.1%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	17,113	17,297	5.8%	5.8%
Other notes payable	21,218	25,487	5.9%-7.0%	3.1%-7.0%
Total debt outstanding	1,673,214	1,660,759
Deferred financing fees	(13,353)	(15,549)
Total debt, net of deferred financing fees	1,659,861	1,645,210
Less: current maturities	(3,209)	(25,858)
Long-term debt	$1,656,652	$1,619,352
As of June 30, 2026, borrowing availability under the ABL Facility was $229.4 million, and outstanding standby letters of credit were $5.7 million.
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
Notes Payable
Effective April 15, 2026, the Company renewed its loan agreement with Security Bank of Kansas City (“SBKC”), under which it had notes payable of $19.2 million as of June 30, 2026. The renewal extended the term of the agreement by five years to April 15, 2031, and increased the interest rate from 3.125% to 5.85%.

Note 8: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the effects of potentially dilutive shares of common stock, if dilutive. Potentially dilutive effects include contingently issuable shares and share-based compensation. Our potentially dilutive shares aggregated 1.1 million for both the three and six months ended June 30, 2026, and 4.6 million and 4.3 million for the same periods in 2025, respectively, and included contingently issuable shares which were not included in the computation of diluted earnings (loss) per share because the impact would have been anti-dilutive. The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in $000s, except per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$10,399	227,433	$0.05	$(28,380)	226,477	$(0.13)
Dilutive common share equivalents	—	2,233	—	—	—	—
Diluted earnings (loss) per share	$10,399	229,666	$0.05	$(28,380)	226,477	$(0.13)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in $000s, except per share data)	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$6,297	227,032	$0.03	$(46,171)	227,371	$(0.20)
Dilutive common share equivalents	—	1,865	—	—	—	—
Diluted earnings (loss) per share	$6,297	228,897	$0.03	$(46,171)	227,371	$(0.20)
Note 9: Equity
Preferred Stock
As of both June 30, 2026, and December 31, 2025, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of both June 30, 2026, and December 31, 2025, there were no shares of preferred stock issued or outstanding.
Common Stock
As of both June 30, 2026, and December 31, 2025, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing for the repurchase of up to $30 million of the Company’s shares of common stock, which authorization was further increased by $25 million of shares on September 14, 2023, and increased again by $25 million of shares on March 11, 2024, upon exhaustion of prior authorization. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. At June 30, 2026, $1.9 million was available under the stock repurchase program.
Earnout Shares
Pursuant to the Stockholders’ Agreement dated July 31, 2019 (as amended and restated from time to time, the “Stockholders’ Agreement”), certain stockholders agreed to restrictions on approximately 0.3 million of their shares of the Company’s common stock (the “Maximum Target Earnout Shares”). The Maximum Target Earnout Shares were to be automatically forfeited by the holders thereof to the Company for no consideration unless the trading price of the common stock equals or exceeds $19.00 per share (the “Maximum Target”) for any period of 20 trading days out of 30 consecutive trading days to and including July 31, 2026. As of July 31, 2026, the Maximum Target was not met, and the Maximum Target Earnout Shares were forfeited.

Note 10: Fair Value Measurements
The FASB accounting standards provide a comprehensive framework for measuring fair value and set forth a definition of fair value and establish a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
June 30, 2026
ABL Facility	$714,883	$—	$714,883	$—
2029 Secured Notes	920,000	—	910,800	—
2023 Credit Facility	17,113	—	17,113	—
Other notes payable	21,218	—	21,218	—

December 31, 2025
ABL Facility	$697,975	$—	$697,975	$—
2029 Secured Notes	920,000	—	901,600	—
2023 Credit Facility	17,297	—	17,297	—
Other notes payable	25,487	—	25,487	—
The carrying amounts of the ABL Facility, 2023 Credit Facility and other notes payable approximated fair value as of June 30, 2026, and December 31, 2025, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers.
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
The Company’s effective income tax rate was (21.8)% for the six months ended June 30, 2026, compared to (26.9)% for the six months ended June 30, 2025. The increase in the effective tax rate was primarily attributable to changes in the valuation allowance recorded against deferred tax assets. During the six months ended June 30, 2026, the Company reduced its valuation allowance based on updated projections of future taxable income and the realization of certain deferred tax assets, which resulted in a discrete tax benefit.
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
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000s)	2026	2025	2026	2025
Total revenues from transactions with related parties	$6,891	$1,325	$18,914	$5,997
Expenses incurred from transactions with related parties included in cost of revenue	$318	$5	$680	$115
Expenses incurred from transactions with related parties included in operating expenses	$483	$819	$876	$1,378
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	June 30, 2026	December 31, 2025
Accounts receivable from related parties	$2,286	$6,473
Accounts payable to related parties	$166	$208

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

	Three Months Ended June 30,
	2026		2025
(in $000s)	SER	STEM	SER	STEM
Revenue from external customers
Rental	$145,060	$—	$120,814	$—
Equipment sales	51,659	331,900	39,661	316,451
Parts sales and services	22,100	12,727	22,353	12,204
Total revenue from external customers	218,819	344,627	182,828	328,655
Intersegment sales	4,113	93,153	15,726	97,599
Rental AR provision(1)	2,390	—	2,358	—
Sales-type lease adjustment(2)	(4,318)	—	1,179	—
Total Segment Revenue	221,004	437,780	202,091	426,254
Segment Expenses:
Cost of rental revenue, excluding depreciation(3)	34,542	—	30,040	—
Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation(4)	30,884	281,235	25,959	265,542
Cost of parts and services, excluding depreciation(5)	17,914	9,551	18,993	8,634
Cost of intersegment sales	3,728	78,596	15,726	97,599
Rental AR provision(1)	2,390	—	2,358	—
Total cost of segment revenue	89,458	369,382	93,076	371,775
Selling, general and administrative expense	14,347	20,042	16,180	16,663
Floor plan interest expense	—	11,139	—	13,764
Total Segment Expenses	103,805	400,563	109,256	402,202
Segment Adjusted EBITDA	$117,199	$37,217	$92,835	$24,052

	Six Months Ended June 30,
	2026		2025
(in $000s)	SER	STEM	SER	STEM
Revenue from external customers
Rental	$282,275	$—	$237,075	$—
Equipment sales	89,436	586,757	69,516	560,459
Parts sales and services	40,871	25,729	43,318	23,347
Total revenue from external customers	412,582	612,486	349,909	583,806
Intersegment sales	10,903	188,603	27,326	192,388
Rental AR provision(1)	4,566	—	4,203	—
Sales-type lease adjustment(2)	(2,215)	—	2,436	—
Total Segment Revenue	425,836	801,089	383,874	776,194
Segment Expenses:
Cost of rental revenue, excluding depreciation(3)	65,290	—	60,132	—
Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation(4)	59,356	494,460	43,885	470,991
Cost of parts and services, excluding depreciation(5)	35,882	18,645	38,970	16,078
Cost of intersegment sales	9,838	158,781	27,326	192,388
Rental AR provision(1)	4,566	—	4,203	—
Total cost of segment revenue	174,932	671,886	174,516	679,457
Selling, general and administrative expense	28,208	37,622	30,474	32,516
Floor plan interest expense	—	21,658	—	27,061
Total Segment Expenses	203,140	731,166	204,990	739,034
Segment Adjusted EBITDA	$222,696	$69,923	$178,884	$37,160

Adjusted EBITDA is the operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of segment adjusted EBITDA to consolidated income (loss) before income taxes:

	Three Months Ended June 30,
in 000s	2026			2025
	SER	STEM	Total	SER	STEM	Total
Segment Adjusted EBITDA	$117,199	$37,217	$154,416	92,835	24,052	$116,887
Reconciling Items:
Intersegment margin			(14,942)			—
Corporate and non-allocated selling, general and administrative expenses(6)			(22,720)			(23,459)
Depreciation and amortization			(68,970)			(66,426)
Interest expense, net (non-floor plan)			(27,051)			(26,440)
Non-cash purchase accounting impact(4)			(2,736)			(3,915)
Transaction and integration costs			(5,998)			(5,303)
Sales-type lease adjustment(2)(4)			408			(471)
Share-based payments			(3,431)			(1,775)
Consolidated income (loss) before income taxes			$8,976			$(10,902)

	Six Months Ended June 30,
in 000s	2026			2025
	SER	STEM	Total	SER	STEM	Total
Segment Adjusted EBITDA	$222,696	$69,923	$292,619	178,884	37,160	$216,044
Reconciling Items:
Intersegment margin			(30,887)			—
Corporate and non-allocated selling, general and administrative expenses(6)			(46,992)			(49,190)
Depreciation and amortization			(137,244)			(128,937)
Interest expense, net (non-floor plan)			(51,569)			(52,056)
Non-cash purchase accounting impact(4)			(5,968)			(8,096)
Transaction and integration costs			(9,890)			(8,963)
Sales-type lease adjustment(2)(4)			(288)			(1,017)
Share-based payments			(4,610)			(4,179)
Consolidated income (loss) before income taxes			$5,171			$(36,394)

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
(3) Cost of rental revenue, excluding depreciation: reflects repairs and maintenance costs of rental equipment, parts costs, labor and other overheads related to maintaining the rental fleet, and freight associated with the shipping of rental equipment.
(4) Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation: reflects production and inventory costs associated with new units sold, labor and other overheads related to production, and freight associated with the shipping and receiving of equipment. Cost of equipment sales also includes the net book value of rental units sold. These costs are net of (i) the impact of purchase accounting step-up in basis on equipment and inventory acquired ("non-cash purchase accounting impact") and (ii) the impact of sales-type lease accounting for certain leases containing RPOs, further excluding depreciation.
(5) Cost of parts and services sales, excluding depreciation: reflects inventory costs associated with parts costs and freight associated with the shipping and receiving of parts, further excluding depreciation.
(6) Certain costs are not allocated to the segments as they represent Corporate-level activities. These costs primarily include people-related costs, enterprise technology, insurance coverage, and professional services required to support the Company’s national scale, public-company requirements, and centralized corporate functions.

Total assets by operating segment are not disclosed herein because assets by operating segment data are not reviewed by the CODM to assess performance and allocate resources.
The following table presents total assets by country:

(in $000s)	June 30, 2026	December 31, 2025
Assets:
United States	$3,504,456	$3,344,032
Canada	100,160	97,422
Total Assets	$3,604,616	$3,441,454

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
Specialty Equipment Rentals (“SER”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of June 30, 2026, this equipment (the “rental fleet”) is comprised of more than 10,350 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers and to our STEM segment. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our SER segment consist of the rental and sale from the rental fleet of the foregoing specialty equipment, rentals of aftermarket parts and services related to the specialty equipment, and repair, maintenance and customization services related to that equipment.
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
Results of Operations
Three and six months ended June 30, 2026, compared to the same periods in 2025
Condensed Consolidated Results of Operations

	Three Months Ended June 30,
(in $000s)	June 30, 2026	% of revenue	June 30, 2025	% of revenue	$ Change	% change	March 31, 2026	% of revenue
Rental revenue	$145,060	25.7%	$120,814	23.6%	$24,246	20.1%	$137,215	29.7%
Equipment sales	383,559	68.1%	356,112	69.6%	27,447	7.7%	292,634	63.4%
Parts sales and services	34,827	6.2%	34,557	6.8%	270	0.8%	31,773	6.9%
Total revenue	563,446	100.0%	511,483	100.0%	51,963	10.2%	461,622	100.0%
Cost of revenue, excluding rental equipment depreciation	382,545	67.9%	354,934	69.4%	27,611	7.8%	302,362	65.5%
Depreciation of rental equipment	56,927	10.1%	54,007	10.6%	2,920	5.4%	56,197	12.2%
Gross profit	123,974	22.0%	102,542	20.0%	21,432	20.9%	103,063	22.3%
Operating expenses	77,359		74,611		2,748	3.7%	71,594
Operating income	46,615		27,931		18,684	66.9%	31,469
Total other expense	37,639		38,833		(1,194)	(3.1)%	35,274
Income (loss) before income taxes	8,976		(10,902)		19,878	(182.3)%	(3,805)
Income tax expense (benefit)	(1,423)		17,478		(18,901)	(108.1)%	297
Net income (loss)	$10,399		$(28,380)		$38,779	(136.6)%	$(4,102)

	Six Months Ended June 30,
(in $000s)	June 30, 2026	% of revenue	June 30, 2025	% of revenue	$ Change	% change
Rental revenue	$282,275	27.5%	$237,075	25.4%	$45,200	19.1%
Equipment sales	676,193	66.0%	629,975	67.5%	46,218	7.3%
Parts sales and services	66,600	6.5%	66,665	7.1%	(65)	(0.1)%
Total revenue	1,025,068	100.0%	933,715	100.0%	91,353	9.8%
Cost of revenue, excluding rental equipment depreciation	684,907	66.8%	641,539	68.7%	43,368	6.8%
Depreciation of rental equipment	113,124	11.0%	104,098	11.1%	9,026	8.7%
Gross profit	227,037	22.1%	188,078	20.1%	38,959	20.7%
Operating expenses	148,953		147,742		1,211	0.8%
Operating income	78,084		40,336		37,748	93.6%
Total other expense	72,913		76,730		(3,817)	(5.0)%
Income (loss) before income taxes	5,171		(36,394)		41,565	(114.2)%
Income tax expense (benefit)	(1,126)		9,777		(10,903)	(111.5)%
Net income (loss)	$6,297		$(46,171)		$52,468	(113.6)%

Total Revenue - The increase in total revenue for the three and six months ended June 30, 2026, compared to the same periods in 2025 is a result of strong new equipment sales primarily within utility and forestry equipment and rental revenue driven by increases in average OEC on rent for the three and six months ended June 30, 2026 of 13.1% and 13.6%, compared to the same periods in 2025, respectively, and improvement in OEC on rent yield of 2.1% for both periods.
Cost of Revenue, Excluding Rental Equipment Depreciation - The increase in cost of revenue, excluding rental equipment depreciation for the three and six months ended June 30, 2026, compared to the same periods in 2025, was driven primarily by the increase in equipment sales volume.
Depreciation of Rental Equipment - Depreciation of our rental equipment increased in the three and six months ended June 30, 2026, compared to the same periods in 2025, as a result of higher rental equipment levels.
Operating Expenses - Operating expenses increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily as a result of an increase in general and administrative expenses due to increased compensation.
Total Other Expense - Other expense decreased for the three and six months ended June 30, 2026, compared to the same periods in 2025, due to less interest expense on floor plan financing as a result of lower inventory levels.
Income Tax Expense (Benefit) - Income tax benefit was $1.4 million and $1.1 million for the three and six months ended June 30, 2026, respectively, compared to income tax expense of $17.5 million and $9.8 million for the same periods in 2025. The changes in effective tax rate were primarily attributable to changes in the valuation allowance recorded against deferred tax assets, and the inclusion of an adjustment to our estimated effective tax rate in the three months ended June 30, 2025, resulting from changes in expected taxable income in different tax jurisdictions.
Net Income (Loss) - Net income increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to higher operating income as a result of strong new equipment sales and higher rental revenue driven by higher average OEC on rent. The increase is also due to an income tax benefit in the three and six months ended June 30, 2026, compared to expense for the same periods in 2025, as discussed above.
Operating Metrics
We principally evaluate operational performance based on the following metrics: ending OEC, average OEC on rent, fleet utilization, and OEC on rent yield. We also report sales order backlog related to our customers’ orders for new vocational heavy duty trucks as an indicator of the demand environment for our products. The table below presents these key measures.

	Three Months Ended
(in $000s)	June 30, 2026	June 30, 2025	Change	% Change	March 31, 2026	% Change
Ending OEC	$1,679,255	$1,560,704	$118,551	7.6%	$1,655,414	1.4%
Average OEC on rent	$1,365,689	$1,207,231	$158,458	13.1%	$1,343,712	1.6%
Fleet utilization	81.6%	77.6%	4.0%	5.2%	81.4%	0.2%
OEC on rent yield	39.4%	38.6%	0.8%	2.1%	38.9%	1.3%
Sales order backlog	$322,470	$334,805	$(12,335)	(3.7)%	$411,311	(21.6)%

	Six Months Ended June 30,
(in $000s)	2026	2025	Change	% Change
Ending OEC	$1,679,255	$1,560,704	$118,551	7.6%
Average OEC on rent	$1,354,822	$1,192,333	$162,489	13.6%
Fleet utilization	81.5%	77.3%	4.2%	5.4%
OEC on rent yield	39.1%	38.3%	0.8%	2.1%
Sales order backlog	$322,470	$334,805	$(12,335)	(3.7)%

Operating Results by Segment
Prior period amounts have been recast to reflect the change to two reportable segments.

Specialty Equipment Rentals

	Three Months Ended
(in $000s)	June 30, 2026	June 30, 2025	$ Change	% Change	March 31, 2026	% Change
Revenue from external customers:
Rental	$145,060	$120,814	$24,246	20.1%	$137,215	5.7%
Equipment sales	51,659	39,661	11,998	30.3%	37,777	36.7%
Parts sales and services	22,100	22,353	(253)	(1.1)%	18,771	17.7%
Total revenue from external customers	218,819	182,828	35,991	19.7%	193,763	12.9%
Intersegment sales	4,113	15,726	(11,613)	(73.8)%	6,790	(39.4)%
Rental AR provision(1)	2,390	2,358	32	1.4%	2,176	9.8%
Sales-type lease adjustment(2)	(4,318)	1,179	(5,497)	(466.2)%	2,103	(305.3)%
Total segment revenue	221,004	202,091	18,913	9.4%	204,832	7.9%
Segment Expenses:
Cost of rental, excluding depreciation	34,542	30,040	4,502	15.0%	30,748	12.3%
Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation(3)	30,884	25,959	4,925	19.0%	28,472	8.5%
Cost of parts and services, excluding depreciation	17,914	18,993	(1,079)	(5.7)%	17,968	(0.3)%
Cost of intersegment sales	3,728	15,726	(11,998)	(76.3)%	6,110	(39.0)%
Rental AR provision(1)	2,390	2,358	32	1.4%	2,176	9.8%
Total segment cost of revenue expenses	89,458	93,076	(3,618)	(3.9)%	85,474	4.7%
Selling, general and administrative expenses	14,347	16,180	(1,833)	(11.3)%	13,861	3.5%
Total segment expenses	103,805	109,256	(5,451)	(5.0)%	99,335	4.5%
Segment Adjusted EBITDA	$117,199	$92,835	$24,364	26.2%	$105,497	11.1%

	Six Months Ended June 30,
(in $000s)	2026	2025	$ Change	% Change
Revenue from external customers:
Rental	$282,275	$237,075	$45,200	19.1%
Equipment sales	89,436	69,516	19,920	28.7%
Parts sales and services	40,871	43,318	(2,447)	(5.6)%
Total revenue from external customers	412,582	349,909	62,673	17.9%
Intersegment sales	10,903	27,326	(16,423)	(60.1)%
Rental AR provision(1)	4,566	4,203	363	8.6%
Sales-type lease adjustment(2)	(2,215)	2,436	(4,651)	(190.9)%
Total Segment Revenue	425,836	383,874	41,962	10.9%
Segment Expenses:
Cost of rental, excluding depreciation	65,290	60,132	5,158	8.6%
Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation(3)	59,356	43,885	15,471	35.3%
Cost of parts and services, excluding depreciation	35,882	38,970	(3,088)	(7.9)%
Cost of intersegment sales	9,838	27,326	(17,488)	(64.0)%
Rental AR provision(1)	4,566	4,203	363	8.6%
Total segment cost of revenue expenses	174,932	174,516	416	0.2%
Selling, general and administrative expenses	28,208	30,474	(2,266)	(7.4)%
Total segment expenses	203,140	204,990	(1,850)	(0.9)%
Segment Adjusted EBITDA	$222,696	$178,884	$43,812	24.5%
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

Total Revenue - The increase in total revenue for the three and six months ended June 30, 2026, compared to the same periods in 2025, was due to an increase in rental revenue as well as rental equipment sales. Rental revenue increased as a result of increases in fleet utilization of 4.0% and 4.2%, respectively, for the three and six months ended June 30, 2026, driven by increases in average OEC on rent of 13.1% and 13.6%, respectively. Rental equipment sales increased due to an increase in buyout activity of rental contracts with purchase options. The decrease in parts sales and services was driven by fewer tool kits sold. Intersegment sales decreased as fewer units were identified as rental asset disposals given the increased external demand for rental units and buyout activity of rental contracts with purchase options.
Cost of Rental Revenue, Excluding Depreciation - The increase in cost of rental revenue for the three and six months ended June 30, 2026, compared to the same periods in 2025, was largely due to an increase in rental activity.
Cost of Equipment Sales, net of Purchase Accounting, Sales-Type Leases and Depreciation - The increase in cost of equipment sales for the three and six months ended June 30, 2026, compared to the same periods in 2025, was due to an increase in rental equipment sales volume.
Cost of Parts and Services, Excluding Depreciation - The decrease in cost of parts and services for the three and six months ended June 30, 2026, compared to the same periods in 2025, was in line with the decline in parts and services revenue as fewer tool kits were sold.
Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to the reclassification of expenses associated with two facilities that transitioned from rental operations to manufacturing operations and are now reported within STEM.
Rental AR Provision - Represents specifically identifiable lease revenue receivables not deemed probable of collection which are recorded as a reduction of rental revenue per the Company’s significant accounting policies. This is classified as a segment expense for Segment Adjusted EBITDA reviewed by the chief operating decision maker.
Sales-Type Lease Adjustments - Represents the impact of sales-type lease accounting for certain leases containing rental purchase options (or “RPOs”), as we believe continuing to reflect the transactions as an operating lease better reflects the economics of the transactions given our large portfolio of rental contracts.
Segment Adjusted EBITDA - The increase in segment adjusted EBITDA for the three and six months ended June 30, 2026, compared to the same periods in 2025, was due to higher operating income.

Specialty Truck Equipment & Manufacturing

	Three Months Ended
(in $000s)	June 30, 2026	June 30, 2025	$ Change	% Change	March 31, 2026	% Change
Revenue from external customers:
Equipment sales	$331,900	$316,451	$15,449	4.9%	$254,857	30.2%
Parts sales and services	12,727	12,204	523	4.3%	13,002	(2.1)%
Total revenue from external customers	344,627	328,655	15,972	4.9%	267,859	28.7%
Intersegment sales	93,153	97,599	(4,446)	(4.6)%	95,450	(2.4)%
Total segment revenue	437,780	426,254	11,526	2.7%	363,309	20.5%
Segment Expenses:
Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation(1)	281,235	265,542	15,693	5.9%	213,225	31.9%
Cost of parts and services, excluding depreciation	9,551	8,634	917	10.6%	9,094	5.0%
Cost of intersegment sales	78,596	97,599	(19,003)	(19.5)%	80,185	(2.0)%
Total segment cost of revenue expenses	369,382	371,775	(2,393)	(0.6)%	302,504	22.1%
Selling, general and administrative expenses	20,042	16,663	3,379	20.3%	17,580	14.0%
Floor plan interest expense	11,139	13,764	(2,625)	(19.1)%	10,519	5.9%
Total segment expenses	400,563	402,202	(1,639)	(0.4)%	330,603	21.2%
Segment Adjusted EBITDA	$37,217	$24,052	$13,165	54.7%	$32,706	13.8%

	Six Months Ended June 30,
(in $000s)	2026	2025	$ Change	% Change
Revenue from external customers:
Equipment sales	586,757	560,459	26,298	4.7%
Parts sales and services	25,729	23,347	2,382	10.2%
Total revenue from external customers	612,486	583,806	28,680	4.9%
Intersegment sales	188,603	192,388	(3,785)	(2.0)%
Total segment revenue	801,089	776,194	24,895	3.2%
Segment Expenses:
Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation(1)	494,460	470,991	23,469	5.0%
Cost of parts and services, excluding depreciation	18,645	16,078	2,567	16.0%
Cost of intersegment sales	158,781	192,388	(33,607)	(17.5)%
Total segment cost of revenue expenses	671,886	679,457	(7,571)	(1.1)%
Selling, general and administrative expenses	37,622	32,516	5,106	15.7%
Floor plan interest expense	21,658	27,061	(5,403)	(20.0)%
Total segment expenses	731,166	739,034	(7,868)	(1.1)%
Segment Adjusted EBITDA	$69,923	$37,160	$32,763	88.2%
(1) Excludes the non-cash impact of purchase accounting.
Total Revenue - The increase in total revenue for the three and six months ended June 30, 2026, compared to the same periods in 2025, was due to higher equipment sales driven by demand in utility and forestry vehicles. Parts sales and services also increased driven primarily by higher service activity and increased demand for replacement parts. Intersegment sales decreased for the three and six months ended June 30, 2026, compared to the same periods in 2025, due to fewer units sold to SER for the rental fleet.
Cost of Equipment Sales, net of Purchase Accounting, Sales-Type Leases and Depreciation - The increase in cost of equipment sales for the three and six months ended June 30, 2026, compared to the same periods in 2025, was driven by the increase in equipment sales volume.
Cost of Parts and Services, Excluding Depreciation - The increase in cost of parts and services for the three and six months ended June 30, 2026, compared to the same periods in 2025, corresponded with the increase in parts sales and services revenue reflecting higher volume of work performed and the related increase in materials and labor required to support that activity.

Cost of Intersegment Sales - Cost of intersegment sales declined for the three and six months ended June 30, 2026, compared to the same periods in 2025 due to fewer units sold to SER.
Selling, General and Administrative Expenses - Selling, general, and administrative expenses increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to the reclassification of expenses associated with two facilities that transitioned from rental operations to manufacturing operations and are now reported within STEM, as well as higher sales commission.
Floor plan Interest Expense - The decrease in floor plan interest expense for the three and six months ended June 30, 2026, compared to the same periods in 2025, was due to the lower inventory levels.
Segment Adjusted EBITDA - The increase in segment adjusted EBITDA for the three and six months ended June 30, 2026, compared to the same periods in 2025, was due to increased gross profit and lower interest expense on variable-rate floor plan liabilities from lower inventory levels.

Reconciliation of Segment Adjusted EBITDA to Consolidated Income (Loss) Before Income Taxes

	Three Months Ended June 30,		Six Months Ended		Three Months Ended March 31,
in 000s	2026	2025	2026	2025	2026
Adjusted EBITDA - SER	$117,199	$92,835	$222,696	$178,884	$105,497
Adjusted EBITDA - STEM	37,217	24,052	69,923	37,160	32,706
Total Segment Adjusted EBITDA	154,416	116,887	292,619	216,044	138,203

Reconciling Items:
Intersegment margin	(14,942)	—	(30,887)	—	(15,945)
Corporate and non-allocated selling, general and administrative expenses(1)	(22,720)	(23,459)	(46,992)	(49,190)	(24,272)
Depreciation and amortization	(68,970)	(66,426)	(137,244)	(128,937)	(68,274)
Interest expense, net (non-floor plan)	(27,051)	(26,440)	(51,569)	(52,056)	(24,518)
Non-cash purchase accounting impact(2)	(2,736)	(3,915)	(5,968)	(8,096)	(3,232)
Transaction and integration costs(3)	(5,998)	(5,303)	(9,890)	(8,963)	(3,892)
Sales-type lease adjustment(4)	408	(471)	(288)	(1,017)	(696)
Share-based payments(5)	(3,431)	(1,775)	(4,610)	(4,179)	(1,179)
Consolidated income (loss) before income taxes	$8,976	$(10,902)	$5,171	$(36,394)	$(3,805)
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
See Note 14: Segments for additional information.
Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months and beyond. As of June 30, 2026, we had $10.3 million in cash and cash equivalents compared to $6.3 million as of December 31, 2025. As of June 30, 2026 and December 31, 2025, we had $714.9 million and $698.0 million of outstanding borrowings under our ABL Facility, respectively. Availability under the ABL Facility was $229.4 million as of June 30, 2026, and based on our borrowing base, we have an additional $242.0 million of suppressed availability that we can potentially utilize by upsizing our existing facility. For further information on the ABL Facility, see Note 7: Long-Term Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements. Our non-trade floor plan facility with PNC Equipment Finance, LLC, under which $397.0 million was outstanding as of June 30, 2026, matures on August 25, 2026; we expect to complete its renewal on or prior to that date on terms substantially consistent with the existing agreement.
Loan Covenants and Compliance
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit Nesco Holdings II, Inc., our wholly owned subsidiary (the “Borrower” with respect to the ABL Facility, or the “Issuer” with respect to the Indenture, defined below) and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of the Borrower’s restricted subsidiaries to pay dividends; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Borrower’s assets; enter into certain transactions with the Borrower’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Borrower and its restricted subsidiaries are permitted to make. Unlimited dividends under the ABL Facility may be permitted so long as, on a pro forma basis, “distribution conditions” (as defined in the ABL Credit Agreement governing the ABL Facility) are satisfied. As of June 30, 2026, the Company’s distribution conditions were satisfied and, as a result, the Company determined there were no restrictions on distributions by the Borrower and its restricted subsidiaries by the ABL Credit Agreement.
The 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”) were issued pursuant to the indenture governing our 2029 Secured Notes (the “Indenture”) which contains covenants that limit the Issuer’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Issuer’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Issuer’s subsidiaries as unrestricted subsidiaries. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Issuer and its restricted subsidiaries are permitted to make. Unlimited dividends, under the Indenture, may be made so long as after giving effect to making the dividends, the Consolidated Total Debt Ratio would be no greater than 5.00 to 1.00 on a pro forma basis. As of June 30, 2026, the Company’s Consolidated Total Debt Ratio was not greater than 5.00 to 1.00 and, as a result, the Company determined there were no restrictions on distributions by the Issuer and its restricted subsidiaries by the Indenture. For further information on the ABL Facility and Indenture, see Note 8: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed on March 10, 2026.
The Company presents Adjusted EBITDA calculated in accordance with “Consolidated EBITDA” as that term is used in the ABL Credit Agreement and the Indenture. Adjusted EBITDA is defined as net income, as adjusted for provision for income taxes, interest expense, net (excluding interest on floor plan financing), depreciation of rental equipment and non-rental depreciation and amortization, and further adjusted for the impact of the fair value mark-up of acquired rental fleet (the “non-cash purchase accounting impact”), business acquisition and merger-related costs, including integration, the impact of accounting for certain of our rental contracts with customers that are accounted for under GAAP as a sales-type lease and stock compensation expense.
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
Our creditors utilize Adjusted EBITDA and Net Leverage Ratio to assess our compliance with the restrictive covenants in the ABL Credit Agreement and the Indenture. Neither Adjusted EBITDA nor Net Leverage Ratio is calculated in accordance with GAAP and may not conform to the calculation of Adjusted EBITDA or Net Leverage Ratio used by other companies. Neither Adjusted EBITDA nor Net Leverage Ratio should be considered as a substitute for a measure of our financial performance or liquidity prepared in accordance with GAAP.

The following table provides the calculation of Adjusted EBITDA pursuant to the ABL Credit Agreement and the Indenture.

	Three Months Ended		Six Months Ended		Three Months Ended March 31, 2026
(in $000s)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$10,399	$(28,380)	$6,297	$(46,171)	$(4,102)
Interest expense	27,051	26,440	51,569	52,056	24,518
Income tax expense (benefit)	(1,423)	17,478	(1,126)	9,777	297
Depreciation and amortization	68,970	66,426	137,244	128,937	68,274
EBITDA	104,997	81,964	193,984	144,599	88,987
Adjustments:
Non-cash purchase accounting impact (1)	2,736	3,915	5,968	8,096	3,232
Transaction and integration costs (2)	5,998	5,303	9,890	8,963	3,892
Sales-type lease adjustment (3)	(408)	471	288	1,017	696
Share-based payments (4)	3,431	1,775	4,610	4,179	1,179
Adjusted EBITDA	$116,754	$93,428	$214,740	$166,854	$97,986
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

	Three Months Ended		Six Months Ended		Three Months Ended March 31, 2026
(in $000s)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Equipment sales	$(5,942)	$(984)	$(5,212)	$(3,145)	$730
Cost of equipment sales	4,461	949	2,817	2,788	(1,644)
Gross profit	(1,481)	(35)	(2,395)	(357)	(914)
Interest income	(550)	(1,322)	(313)	(2,334)	237
Rental invoiced	1,623	1,828	2,996	3,708	1,373
Sales-type lease adjustment	$(408)	$471	$288	$1,017	$696

(4) Represents non-cash share-based compensation expense associated with the issuance of restricted stock units.

The following table presents the calculation of Net Debt and Net Leverage Ratio:

(in $000s)	June 30, 2026	March 31, 2026
Current maturities of long-term debt	3,209	5,085
Long-term debt, net	1,656,652	1,628,943
Deferred financing fees	13,353	14,462
Less: cash and cash equivalents	(10,287)	(9,608)
Net Debt	$1,662,927	$1,638,882
Divided by: LTM Adjusted EBITDA (1)	$431,444	$408,118
Net Leverage Ratio	3.85	4.02
(1) The following tables present the calculation of LTM Adjusted EBITDA for the periods ended June 30, 2026 and March 31, 2026:

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	June 30, 2026	June 30, 2025	December 31, 2025	June 30, 2026
Net income (loss)	$6,297	$(46,171)	$(31,052)	$21,416
Interest expense	51,569	52,056	104,882	104,395
Income tax expense (benefit)	(1,126)	9,777	2,922	(7,981)
Depreciation and amortization	137,244	128,937	264,998	273,305
EBITDA	193,984	144,599	341,750	391,135
Adjustments:
Non-cash purchase accounting impact	5,968	8,096	15,469	13,341
Transaction and integration costs	9,890	8,963	16,639	17,566
Sales-type lease adjustment	288	1,017	1,229	500
Share-based payments	4,610	4,179	8,471	8,902
Adjusted EBITDA	$214,740	$166,854	$383,558	$431,444

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	March 31, 2026	March 31, 2025	December 31, 2025	March 31, 2026
Net income (loss)	$(4,102)	$(17,791)	$(31,052)	$(17,363)
Interest expense	24,518	25,616	104,882	103,784
Income tax expense (benefit)	297	(7,701)	2,922	10,920
Depreciation and amortization	68,274	62,511	264,998	270,761
EBITDA	88,987	62,635	341,750	368,102
Adjustments:
Non-cash purchase accounting impact	3,232	4,181	15,469	14,520
Transaction and integration costs	3,892	3,660	16,639	16,871
Sales-type lease adjustment	696	546	1,229	1,379
Share-based payments	1,179	2,404	8,471	7,246
Adjusted EBITDA	$97,986	$73,426	$383,558	$408,118

Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Six Months Ended June 30,
(in $000s)	2026	2025
Net cash flow from operating activities	$68,186	$181,353
Net cash flow for investing activities	(106,224)	(139,807)
Net cash flow from (for) financing activities	41,296	(39,889)
Effect of exchange rate changes on cash and cash equivalents	756	(203)
Net change in cash and cash equivalents	$4,014	$1,454
As of June 30, 2026, we had cash and cash equivalents of $10.3 million, an increase of $4.0 million from December 31, 2025. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility, and availability under our credit facilities.
Cash Flows from Operating Activities
Net cash from operating activities was $68.2 million for the six months ended June 30, 2026, as compared to $181.4 million in the same period of 2025. The decrease in net cash from operating activities is driven by a higher increase in inventory on hand for the six months ended June 30, 2026, when compared to the same period in 2025.
Cash Flows for Investing Activities
Net cash used in investing activities was $106.2 million for the six months ended June 30, 2026, as compared to $139.8 million in the same period of 2025. The decrease in cash used in investing activities was primarily due to a decrease in purchases of rental equipment of $33.7 million and an increase in proceeds from sales and disposals of rental equipment of $13.0 million, partially offset by an increase in purchases of non-rental property and cloud computing arrangements of $13.2 million.
Cash Flows from Financing Activities
Net cash from financing activities was $41.3 million for the six months ended June 30, 2026, as compared to cash used for financing activities of $39.9 million in the same period of 2025. The increase in net cash from financing activities was primarily due to a decrease in repurchases of stock of $32.6 million, a decrease in repayments on floor plan liabilities and long-term debt of $32.6 million and higher proceeds from floor plan liabilities and long-term debt of $16.4 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the ABL Credit Facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of June 30, 2026, we had $1,481.1 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under floor plan financing and the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense under floor plan financing and the ABL Facility by approximately $1.9 million on an annual basis.
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
Foreign currency exchange rate risk
During the six months ended June 30, 2026, we generated $16.8 million of revenues denominated in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.3 million on an annual basis. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
(b) Changes to Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not purchase any shares of our common stock during the three months ended June 30, 2026.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	August 3, 2026	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	August 3, 2026	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer and Principal Accounting Officer