Form 10-Q
period 2026-09-30
Custom Truck One Source, Inc.
filed 2026-10-26
CIK 1709682

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
The number of shares of common stock outstanding as of October 22, 2026 was 227,173,348.

Custom Truck One Source, Inc. and Subsidiaries
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	6
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2026 and 2025	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
	SIGNATURES	39

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s, except per share data)	2026	2025	2026	2025
Revenue
Rental revenue	$152,696	$127,142	$434,971	$364,217
Equipment sales	309,597	320,583	985,790	950,558
Parts sales and services	32,931	34,333	99,531	100,998
Total revenue	495,224	482,058	1,520,292	1,415,773
Cost of Revenue
Cost of rental revenue	32,553	30,434	98,465	91,172
Depreciation of rental equipment	56,918	54,775	170,042	158,873
Cost of equipment sales	263,877	268,377	827,722	793,526
Cost of parts sales and services	28,596	27,719	83,746	83,371
Total cost of revenue	381,944	381,305	1,179,975	1,126,942
Gross Profit	113,280	100,753	340,317	288,831
Operating Expenses
Selling, general and administrative expenses	56,385	54,863	175,285	173,479
Amortization	6,679	6,683	20,048	20,274
Non-rental depreciation	3,666	3,332	10,460	9,904
Transaction expenses and other	8,471	3,246	18,361	12,209
Total operating expenses	75,201	68,124	224,154	215,866
Operating Income	38,079	32,629	116,163	72,965
Other Expense
Interest expense, net	37,066	40,247	110,293	119,364
Financing and other expense (income)	(394)	(874)	(708)	(3,261)
Total other expense	36,672	39,373	109,585	116,103
Income (Loss) Before Income Taxes	1,407	(6,744)	6,578	(43,138)
Income Tax Expense (Benefit)	(898)	(988)	(2,024)	8,789
Net Income (Loss)	$2,305	$(5,756)	$8,602	$(51,927)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation adjustments	$(63)	$(1,769)	$(2,159)	$3,069
Other Comprehensive Income (Loss)	(63)	(1,769)	(2,159)	3,069
Comprehensive Income (Loss)	$2,242	$(7,525)	$6,443	$(48,858)

Net Income (Loss) Per Share:
Basic	$0.01	$(0.03)	$0.04	$(0.23)
Diluted	$0.01	$(0.03)	$0.04	$(0.23)
Weighted-Average Common Shares Outstanding:
Basic	227,281	226,560	227,116	227,098
Diluted	229,887	226,560	229,232	227,098
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in $000s, except share data)	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$14,564	$6,273
Accounts receivable, net	204,900	195,541
Financing receivables, net	7,581	8,853
Inventory	1,015,714	930,939
Prepaid expenses and other	14,923	17,009
Total current assets	1,257,682	1,158,615
Property and equipment, net	162,512	142,526
Rental equipment, net	1,141,509	1,086,678
Goodwill	704,885	705,167
Intangible assets, net	205,497	225,725
Operating lease assets	114,370	110,921
Other assets	9,890	11,822
Total Assets	$3,596,345	$3,441,454
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$123,341	$88,366
Accrued expenses	88,301	69,228
Deferred revenue and customer deposits	27,822	23,500
Floor plan payables - trade	359,320	291,215
Floor plan payables - non-trade	371,234	366,208
Operating lease liabilities - current	9,345	8,955
Current maturities of long-term debt	1,235	25,858
Total current liabilities	980,598	873,330
Long-term debt, net	1,652,562	1,619,352
Operating lease liabilities - noncurrent	110,253	105,909
Deferred income taxes	31,411	33,760
Total long-term liabilities	1,794,226	1,759,021
Stockholders' Equity
Common stock — $0.0001 par value, 500,000,000 shares authorized; 254,563,155 and 253,312,368 shares issued; and 227,173,348 and 226,625,924 shares outstanding, at September 30, 2026 and December 31, 2025, respectively	25	25
Treasury stock, at cost — 27,389,807 and 26,686,444 shares at September 30, 2026 and December 31, 2025, respectively	(124,971)	(122,602)
Additional paid-in capital	1,568,218	1,559,874
Accumulated other comprehensive loss	(12,773)	(10,614)
Accumulated deficit	(608,978)	(617,580)
Total stockholders' equity	821,521	809,103
Total Liabilities and Stockholders' Equity	$3,596,345	$3,441,454
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in $000s)	2026	2025
Operating Activities
Net income (loss)	$8,602	$(51,927)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	206,105	195,010
Amortization of debt issuance costs	3,304	3,289
Provision for losses on accounts receivable	2,937	7,429
Share-based compensation	7,879	6,259
Gain on sales and disposals of rental equipment	(36,996)	(32,177)
Deferred tax expense (benefit)	(2,137)	6,974
Changes in assets and liabilities:
Accounts and financing receivables	(3,951)	28,929
Inventories	(83,378)	15,753
Prepaids, operating leases and other	3,239	5,610
Accounts payable	34,513	17,582
Accrued expenses and other liabilities	19,071	22,205
Floor plan payables - trade, net	68,105	36,675
Customer deposits and deferred revenue	4,367	1,193
Net cash flow from operating activities	231,660	262,804
Investing Activities
Purchases of rental equipment	(352,578)	(348,923)
Proceeds from sales and disposals of rental equipment	153,819	138,749
Purchase of non-rental property and cloud computing arrangements	(34,155)	(23,612)
Net cash flow for investing activities	(232,914)	(233,786)
Financing Activities
Borrowings under revolving credit facilities	205,414	260,581
Repayments under revolving credit facilities	(193,393)	(135,000)
Principal payments on long-term debt	(6,739)	(6,836)
Acquisition of inventory through floor plan payables - non-trade	389,183	363,907
Repayment of floor plan payables - non-trade	(384,156)	(468,321)
Repurchase of common stock	—	(32,575)
Share-based payments	(1,903)	(1,453)
Net cash flow from (for) financing activities	8,406	(19,697)
Effect of exchange rate changes on cash and cash equivalents	1,139	(68)
Net Change in Cash and Cash Equivalents	8,291	9,253
Cash and Cash Equivalents at Beginning of Period	6,273	3,805
Cash and Cash Equivalents at End of Period	$14,564	$13,058

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) — Continued

	Nine Months Ended September 30,
(in $000s)	2026	2025
Supplemental Cash Flow Information
Interest paid	$96,508	$104,109
Income taxes paid, net	359	697
Non-Cash Investing and Financing Activities
Property and equipment purchases in accounts payable	1,520	1,508
Rental equipment sales in accounts receivable	1,415	1,355
See accompanying notes to unaudited condensed consolidated financial statements.

Custom Truck One Source, Inc.
Condensed Consolidated Statements of Stockholders' Equity (unaudited)

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2025	253,312,368	(26,686,444)	$25	$(122,602)	$1,559,874	$(10,614)	$(617,580)	$809,103
Net income (loss)	—	—	—	—	—	—	(4,102)	(4,102)
Other comprehensive income (loss)	—	—	—	—	—	(939)	—	(939)
Share-based payments	155,782	—	—	—	1,179	—	—	1,179
Balance, March 31, 2026	253,468,150	(26,686,444)	25	(122,602)	1,561,053	(11,553)	(621,682)	805,241
Net income (loss)	—	—	—	—	—	—	10,399	10,399
Other comprehensive income (loss)	—	—	—	—	—	(1,157)	—	(1,157)
Share-based payments	1,081,672	(357,843)	—	(2,369)	3,843	—	—	1,474
Balance, June 30, 2026	254,549,822	(27,044,287)	25	(124,971)	1,564,896	(12,710)	(611,283)	815,957
Net income (loss)	—	—	—	—	—	—	2,305	2,305
Other comprehensive income (loss)	—	—	—	—	—	(63)	—	(63)
Earnout share forfeitures	—	(345,520)	—	—	—	—	—	—
Share-based payments	13,333	—	—	—	3,322	—	—	3,322
Balance, September 30, 2026	254,563,155	(27,389,807)	$25	$(124,971)	$1,568,218	$(12,773)	$(608,978)	$821,521

			Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares
(in $000s, except share data)	Common	Treasury
Balance, December 31, 2024	251,908,970	(18,114,651)	$25	$(88,229)	$1,550,785	$(14,744)	$(586,528)	$861,309
Net income (loss)	—	—	—	—	—	—	(17,791)	(17,791)
Other comprehensive income (loss)	—	—	—	—	—	72	—	72
Common stock repurchases	—	(8,143,635)	—	(32,575)	—	—	—	(32,575)
Share-based payments	128,865	—	—	—	2,404	—	—	2,404
Balance, March 31, 2025	252,037,835	(26,258,286)	25	(120,804)	1,553,189	(14,672)	(604,319)	813,419
Net income (loss)	—	—	—	—	—	—	(28,380)	(28,380)
Other comprehensive income (loss)	—	—	—	—	—	4,766	—	4,766
Share-based payments	1,208,195	(428,158)	—	(1,798)	2,120	—	—	322
Balance, June 30, 2025	253,246,030	(26,686,444)	25	(122,602)	1,555,309	(9,906)	(632,699)	790,127
Net income (loss)	—	—	—	—	—	—	(5,756)	(5,756)
Other comprehensive income (loss)	—	—	—	—	—	(1,769)	—	(1,769)
Share-based payments	—	—	—	—	2,080	—	—	2,080
Balance, September 30, 2025	253,246,030	(26,686,444)	$25	$(122,602)	$1,557,389	$(11,675)	$(638,455)	$784,682
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
Note 2: Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2026	2025	2026	2025
United States	$482,011	$472,333	$1,490,238	$1,385,467
Canada	13,213	9,725	30,054	30,306
Total Revenue	$495,224	$482,058	$1,520,292	$1,415,773
Major Product Lines and Services
Equipment leasing and equipment sales are the core businesses of the Company, with leasing complemented by the sale of rental units from the rental fleet. The Company’s revenue by major product and service line for the three and nine months ended September 30, 2026 and 2025 are presented in the table below.

	Three Months Ended September 30,			Three Months Ended September 30,
	2026			2025
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$144,599	$—	$144,599	$120,203	$—	$120,203
Shipping and handling	—	8,097	8,097	—	6,939	6,939
Total rental revenue	144,599	8,097	152,696	120,203	6,939	127,142
Sales and services:
Equipment sales	(1,142)	310,739	309,597	383	320,200	320,583
Parts and services	2,266	30,665	32,931	1,619	32,714	34,333
Total sales and services	1,124	341,404	342,528	2,002	352,914	354,916
Total revenue	$145,723	$349,501	$495,224	$122,205	$359,853	$482,058

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2026			2025
(in $000s)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Rental:
Rental	$412,450	$—	$412,450	$345,127	$—	$345,127
Shipping and handling	—	22,521	22,521	—	19,090	19,090
Total rental revenue	412,450	22,521	434,971	345,127	19,090	364,217
Sales and services:
Equipment sales	4,070	981,720	985,790	3,528	947,030	950,558
Parts and services	6,651	92,880	99,531	8,001	92,997	100,998
Total sales and services	10,721	1,074,600	1,085,321	11,529	1,040,027	1,051,556
Total revenue	$423,171	$1,097,121	$1,520,292	$356,656	$1,059,117	$1,415,773

Rental revenue is primarily comprised of revenues from rental agreements and freight charges billed to customers. Equipment sales recognized pursuant to sales-type leases are recorded within equipment sales revenue. Charges to customers for damaged rental equipment are recorded within parts and services revenue.
Receivables, Contract Assets and Liabilities
As of September 30, 2026 and December 31, 2025, the Company had net receivables related to sales contracts with customers of $94.6 million and $96.0 million, respectively. As of September 30, 2026 and December 31, 2025, the Company had net receivables related to rental contracts of $110.3 million and $99.5 million, respectively.
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
Accounts receivable, net consisted of the following:

(in $000s)	September 30, 2026	December 31, 2025
Accounts receivable	$219,437	$213,472
Less: allowance for credit losses	(14,537)	(17,931)
Accounts receivable, net	$204,900	$195,541
For the nine months ended September 30, 2026 and 2025, the Company wrote-off $6.3 million and $8.0 million, respectively, of receivables, net of recoveries.

When customers are billed for rentals in advance of the rental period, the Company defers recognition of revenue. As of September 30, 2026 and December 31, 2025, the Company had approximately $4.7 million and $3.6 million, respectively, of deferred rental revenue. Of the $3.6 million deferred rental revenue as of December 31, 2025, $2.4 million was recorded as revenue during the nine months ended September 30, 2026. Additionally, the Company collects deposits from customers for orders placed for equipment and rentals. The Company had approximately $23.1 million and $19.9 million in deposits as of September 30, 2026 and December 31, 2025, respectively. All of the $19.9 million deposit liability balance as of December 31, 2025 was recorded as revenue during the nine months ended September 30, 2026 due to performance obligations being satisfied. The Company’s remaining performance obligations on its equipment deposit liabilities have original expected durations of one year or less.
The Company does not have material contract assets, and as such, did not recognize any material impairments of any contract assets.
Note 3: Sales-Type Leases
Income (loss) from rental agreements qualifying as sales-type leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2026	2025	2026	2025
Equipment sales	$(1,142)	$383	$4,070	$3,528
Cost of equipment sales	(1,400)	118	1,417	2,906
Gross profit	$258	$265	$2,653	$622
As these transactions remained under rental contracts, $1.4 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively, and $4.4 million and $5.3 million for the nine months ended September 30, 2026 and 2025, respectively, were billed under the contracts as rentals. Interest income from financing receivables was $0.4 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively and $0.7 million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively.
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

(in $000s)	September 30, 2026	December 31, 2025
Whole goods	$888,957	$810,749
Aftermarket parts and services inventory	126,757	120,190
Inventory	$1,015,714	$930,939
Note 5: Floor Plan Financing
Floor plan payables represent financing arrangements to facilitate the Company’s purchase of new and used trucks, cranes, and construction equipment inventory. All floor plan payables are collateralized by the inventory financed. These payables become due and payable upon the sale, transfer, or reclassification of each unit of inventory. Certain floor plan arrangements require the Company to satisfy various financial ratios consistent with those under the ABL Facility (as defined below). As of September 30, 2026, the Company was in compliance with these covenants.

The amounts owed under floor plan payables are summarized as follows:

(in $000s)	September 30, 2026	December 31, 2025
Trade:
Daimler Truck Financial	$202,753	$137,225
PACCAR Financial Corp	120,775	140,742
Ford Motor Credit Company, LLC	35,792	13,248
Trade floor plan payables	$359,320	$291,215
Non-trade:
PNC Equipment Finance, LLC	$371,234	$366,208
Non-trade floor plan payables	$371,234	$366,208
Interest on outstanding floor plan payable balances is due and payable monthly. Floor plan interest expense was $10.8 million and $32.5 million for the three and nine months ended September 30, 2026, respectively, and $13.8 million and $40.8 million for the same periods in 2025.
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
PACCAR
The Company has an Inventory Financing Agreement with PACCAR Financial Corp that provides the Company with a line of credit of $225.0 million as of September 30, 2026, to finance inventory purchases of new Peterbilt and/or Kenworth trucks, tractors, and chassis. Amounts borrowed against this line of credit incur interest at a rate of U.S. Prime Rate minus 0.71%. The PACCAR agreement extends automatically each April and is subject to termination by either party through written notice.
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
Non-Trade Floor Plan Financing:
PNC Equipment Finance, LLC
The Company has an Inventory Loan, Guaranty and Security Agreement (the “Loan Agreement”) with PNC Equipment Finance, LLC. On August 25, 2026, the Company renewed the Loan Agreement for an additional one year. The Loan Agreement, as of September 30, 2026, provides the Company with a $475.0 million revolving credit facility, which matures on August 25, 2027 and bears interest at a three-month term secured overnight financing rate (“SOFR”) plus 2.75%.
Note 6: Rental Equipment
Rental equipment, net consisted of the following:

(in $000s)	September 30, 2026	December 31, 2025
Rental equipment	$1,797,111	$1,664,178
Less: accumulated depreciation	(655,602)	(577,500)
Rental equipment, net	$1,141,509	$1,086,678

Note 7: Long-Term Debt
Debt obligations and associated interest rates consisted of the following:

(in $000s, except interest rate data)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
ABL Facility	$709,996	$697,975	5.8%	6.1%
2029 Secured Notes	920,000	920,000	5.5%	5.5%
2023 Credit Facility	17,022	17,297	5.8%	5.8%
Other notes payable	19,025	25,487	5.9%-7.0%	3.1%-7.0%
Total debt outstanding	1,666,043	1,660,759
Deferred financing fees	(12,246)	(15,549)
Total debt, net of deferred financing fees	1,653,797	1,645,210
Less: current maturities	(1,235)	(25,858)
Long-term debt	$1,652,562	$1,619,352
As of September 30, 2026, borrowing availability under the ABL Facility was $234.3 million, and outstanding standby letters of credit were $5.7 million.
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
Notes Payable
Effective April 15, 2026, the Company renewed its loan agreement with Security Bank of Kansas City (“SBKC”), under which it had notes payable of $19.0 million as of September 30, 2026. The renewal extended the term of the agreement by five years to April 15, 2031, and increased the interest rate from 3.125% to 5.85%.

Note 8: Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the effects of potentially dilutive shares of common stock, if dilutive. Potentially dilutive effects include contingently issuable shares and share-based compensation. Our potentially dilutive shares of 1.1 million for both the three and nine months ended September 30, 2026, and 4.3 million for the same periods in 2025, which included contingently issuable shares, were excluded from the computation of diluted earnings (loss) per share because the impact would have been anti-dilutive. The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in $000s, except per share data)	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$2,305	227,281	$0.01	$(5,756)	226,560	$(0.03)
Dilutive common share equivalents	—	2,606	—	—	—	—
Diluted earnings (loss) per share	$2,305	229,887	$0.01	$(5,756)	226,560	$(0.03)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in $000s, except per share data)	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share	$8,602	227,116	$0.04	$(51,927)	227,098	$(0.23)
Dilutive common share equivalents	—	2,116	—	—	—	—
Diluted earnings (loss) per share	$8,602	229,232	$0.04	$(51,927)	227,098	$(0.23)
Note 9: Equity
Preferred Stock
As of both September 30, 2026, and December 31, 2025, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by our board of directors. As of both September 30, 2026, and December 31, 2025, there were no shares of preferred stock issued or outstanding.
Common Stock
As of both September 30, 2026, and December 31, 2025, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share.
On August 2, 2022, the Company’s Board of Directors authorized a stock repurchase program, allowing for the repurchase of up to $30 million of the Company’s shares of common stock, which authorization was further increased by $25 million of shares on September 14, 2023, and increased again by $25 million of shares on March 11, 2024, upon exhaustion of prior authorization. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. At September 30, 2026, $1.9 million was available under the stock repurchase program.
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
The following table sets forth the carrying values (exclusive of deferred financing fees) and fair values of our financial liabilities:

	Carrying Value	Fair Value
(in $000s)		Level 1	Level 2	Level 3
September 30, 2026
ABL Facility	$709,996	$—	$709,996	$—
2029 Secured Notes	920,000	—	892,400	—
2023 Credit Facility	17,022	—	17,022	—
Other notes payable	19,025	—	19,025	—

December 31, 2025
ABL Facility	$697,975	$—	$697,975	$—
2029 Secured Notes	920,000	—	901,600	—
2023 Credit Facility	17,297	—	17,297	—
Other notes payable	25,487	—	25,487	—
The carrying amounts of the ABL Facility, 2023 Credit Facility and other notes payable approximated fair value as of September 30, 2026, and December 31, 2025, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the 2029 Secured Notes is calculated using Level 2 inputs, based on bid prices obtained from brokers.
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
For the nine months ended September 30, 2026, the Company recorded an income tax benefit of $2.0 million, compared to income tax expense of $8.8 million for the nine months ended September 30, 2025. The Company’s effective income tax rate was (30.8)% for the nine months ended September 30, 2026, compared to (20.4)% for the nine months ended September 30, 2025. The decrease in the effective tax rate was primarily attributable to reduced permanent tax adjustments and changes in the valuation allowance recorded against deferred tax assets. During the nine months ended September 30, 2026, the Company reduced its valuation allowance based on updated projections of future taxable income and the realization of certain deferred tax assets, which resulted in a discrete tax benefit.
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
A summary of the transactions with the foregoing related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s)	2026	2025	2026	2025
Total revenues from transactions with related parties	$2,953	$1,408	$21,867	$7,479
Expenses incurred from transactions with related parties included in cost of revenue	$254	$6	$934	$47
Expenses incurred from transactions with related parties included in operating expenses	$350	$813	$1,226	$2,197
Amounts receivable from/payable to related parties included in the Condensed Consolidated Balance Sheets are as follows:

(in $000s)	September 30, 2026	December 31, 2025
Accounts receivable from related parties	$749	$6,473
Accounts payable to related parties	$121	$208

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

	Three Months Ended September 30,
	2026		2025
(in $000s)	SER	STEM	SER	STEM
Revenue from external customers
Rental	$152,696	$—	$127,142	$—
Equipment sales	39,446	270,151	34,565	286,018
Parts sales and services	19,891	13,040	21,182	13,151
Total revenue from external customers	212,033	283,191	182,889	299,169
Intersegment sales	8,121	158,967	3,864	108,975
Rental AR provision(1)	668	—	2,426	—
Sales-type lease adjustment(2)	2,528	—	667	—
Total Segment Revenue	223,350	442,158	189,846	408,144
Segment Expenses:
Cost of rental revenue, excluding depreciation(3)	32,507	—	30,133	—
Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation(4)	29,892	232,761	23,519	240,732
Cost of parts and services, excluding depreciation(5)	17,395	10,894	18,013	9,390
Cost of intersegment sales	7,432	133,779	3,864	108,975
Rental AR provision(1)	668	—	2,426	—
Total cost of segment revenue	87,894	377,434	77,955	359,097
Selling, general and administrative expense	13,600	17,269	12,426	17,598
Floor plan interest expense	—	10,819	—	13,785
Total Segment Expenses	101,494	405,522	90,381	390,480
Segment Adjusted EBITDA	$121,856	$36,636	$99,465	$17,664

	Nine Months Ended September 30,
	2026		2025
(in $000s)	SER	STEM	SER	STEM
Revenue from external customers
Rental	$434,971	$—	$364,217	$—
Equipment sales	128,882	856,908	104,081	846,477
Parts sales and services	60,762	38,769	64,500	36,498
Total revenue from external customers	624,615	895,677	532,798	882,975
Intersegment sales	19,024	347,570	31,190	301,363
Rental AR provision(1)	5,234	—	6,629	—
Sales-type lease adjustment(2)	313	—	3,103	—
Total Segment Revenue	649,186	1,243,247	573,720	1,184,338
Segment Expenses:
Cost of rental revenue, excluding depreciation(3)	97,797	—	90,265	—
Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation(4)	89,248	727,221	67,404	711,723
Cost of parts and services, excluding depreciation(5)	53,277	29,539	56,983	25,468
Cost of intersegment sales	17,270	292,560	31,190	301,363
Rental AR provision(1)	5,234	—	6,629	—
Total cost of segment revenue	262,826	1,049,320	252,471	1,038,554
Selling, general and administrative expense	41,808	54,891	42,900	50,114
Floor plan interest expense	—	32,477	—	40,846
Total Segment Expenses	304,634	1,136,688	295,371	1,129,514
Segment Adjusted EBITDA	$344,552	$106,559	$278,349	$54,824

Adjusted EBITDA is the operating result whereby our segments are evaluated for performance and resource allocation. The following table presents a reconciliation of segment adjusted EBITDA to consolidated income (loss) before income taxes:

	Three Months Ended September 30,
in 000s	2026			2025
	SER	STEM	Total	SER	STEM	Total
Segment Adjusted EBITDA	$121,856	$36,636	$158,492	99,465	17,664	$117,129
Reconciling Items:
Intersegment margin			(25,877)			—
Corporate and non-allocated selling, general and administrative expenses(6)			(21,673)			(21,166)
Depreciation and amortization			(69,068)			(67,048)
Interest expense, net (non-floor plan)			(26,247)			(26,462)
Non-cash purchase accounting impact(4)			(1,747)			(3,406)
Transaction and integration costs			(8,471)			(3,246)
Sales-type lease adjustment(2)(4)			(733)			(465)
Share-based payments			(3,269)			(2,080)
Consolidated income (loss) before income taxes			$1,407			$(6,744)

	Nine Months Ended September 30,
in 000s	2026			2025
	SER	STEM	Total	SER	STEM	Total
Segment Adjusted EBITDA	$344,552	$106,559	$451,111	278,349	54,824	$333,173
Reconciling Items:
Intersegment margin			(56,764)			—
Corporate and non-allocated selling, general and administrative expenses(6)			(68,665)			(70,356)
Depreciation and amortization			(206,312)			(195,985)
Interest expense, net (non-floor plan)			(77,816)			(78,518)
Non-cash purchase accounting impact(4)			(7,715)			(11,502)
Transaction and integration costs			(18,361)			(12,209)
Sales-type lease adjustment(2)(4)			(1,021)			(1,482)
Share-based payments			(7,879)			(6,259)
Consolidated income (loss) before income taxes			$6,578			$(43,138)

(1) Specifically identifiable lease revenue receivables not deemed probable of collection are recorded as a reduction of rental revenue. This is classified as a segment expense for Segment Adjusted EBITDA reviewed by the CODM.
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
The following table presents total assets by country:

(in $000s)	September 30, 2026	December 31, 2025
Assets:
United States	$3,489,762	$3,344,032
Canada	106,583	97,422
Total Assets	$3,596,345	$3,441,454

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
Specialty Equipment Rentals (“SER”) Segment — We own a broad range of new and used specialty equipment, including truck-mounted aerial lifts, cranes, service trucks, dump trucks, trailers, digger derricks and other machinery and equipment. As of September 30, 2026, this equipment (the “rental fleet”) is comprised of more than 10,850 units. The majority of our rental fleet can be used across a variety of end-markets, which coincides with the needs of many of our customers who operate in multiple end-markets. As is customary for equipment rental companies, we sell used equipment out of our rental fleet to end user customers and to our STEM segment. These sales are often made in response to specific customer requests. These sales offer customers an opportunity to buy well-maintained equipment with long remaining useful lives and enable us to effectively manage the age and mix of our rental fleet to match current market demand. We also employ rental purchase options (“RPOs”) on a select basis, which provide a buyout option with an established purchase price that decreases over time as rental revenue is collected. Customers are given credit against such purchase price for a portion of the amounts paid over the life of the rental, allowing customers the flexibility of a rental with the option to purchase at any time at a known price. Activities in our SER segment consist of the rental and sale from the rental fleet of the foregoing specialty equipment, rentals of aftermarket parts and services related to the specialty equipment, and repair, maintenance and customization services related to that equipment.
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
Results of Operations
Three and nine months ended September 30, 2026, compared to the same periods in 2025
Condensed Consolidated Results of Operations

	Three Months Ended September 30,
(in $000s)	September 30, 2026	% of revenue	September 30, 2025	% of revenue	$ Change	% change	June 30, 2026	% of revenue
Rental revenue	$152,696	30.8%	$127,142	26.4%	$25,554	20.1%	$145,060	25.7%
Equipment sales	309,597	62.5%	320,583	66.5%	(10,986)	(3.4)%	383,559	68.1%
Parts sales and services	32,931	6.6%	34,333	7.1%	(1,402)	(4.1)%	34,827	6.2%
Total revenue	495,224	100.0%	482,058	100.0%	13,166	2.7%	563,446	100.0%
Cost of revenue, excluding rental equipment depreciation	325,026	65.6%	326,530	67.7%	(1,504)	(0.5)%	382,545	67.9%
Depreciation of rental equipment	56,918	11.5%	54,775	11.4%	2,143	3.9%	56,927	10.1%
Gross profit	113,280	22.9%	100,753	20.9%	12,527	12.4%	123,974	22.0%
Operating expenses	75,201		68,124		7,077	10.4%	77,359
Operating income	38,079		32,629		5,450	16.7%	46,615
Total other expense	36,672		39,373		(2,701)	(6.9)%	37,639
Income (loss) before income taxes	1,407		(6,744)		8,151	(120.9)%	8,976
Income tax expense (benefit)	(898)		(988)		90	(9.1)%	(1,423)
Net income (loss)	$2,305		$(5,756)		$8,061	(140.0)%	$10,399

	Nine Months Ended September 30,
(in $000s)	2026	% of revenue	2025	% of revenue	$ Change	% change
Rental revenue	$434,971	28.6%	$364,217	25.7%	$70,754	19.4%
Equipment sales	985,790	64.8%	950,558	67.1%	35,232	3.7%
Parts sales and services	99,531	6.5%	100,998	7.1%	(1,467)	(1.5)%
Total revenue	1,520,292	100.0%	1,415,773	100.0%	104,519	7.4%
Cost of revenue, excluding rental equipment depreciation	1,009,933	66.4%	968,069	68.4%	41,864	4.3%
Depreciation of rental equipment	170,042	11.2%	158,873	11.2%	11,169	7.0%
Gross profit	340,317	22.4%	288,831	20.4%	51,486	17.8%
Operating expenses	224,154		215,866		8,288	3.8%
Operating income	116,163		72,965		43,198	59.2%
Total other expense	109,585		116,103		(6,518)	(5.6)%
Income (loss) before income taxes	6,578		(43,138)		49,716	(115.2)%
Income tax expense (benefit)	(2,024)		8,789		(10,813)	(123.0)%
Net income (loss)	$8,602		$(51,927)		$60,529	(116.6)%

Total Revenue - The increase in total revenue for the three months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to higher rental revenue driven by improved average fleet utilization from increased rental volume, with a 10.5% increase in average OEC on rent and a 3.1% increase in OEC on rent yield during the three months ended September 30, 2026, compared to the same period in 2025. The increase in rental revenue was partially offset by a decline in equipment sales, driven by lower unit sales volume. Third-party sales were impacted by our strategic decision to prioritize our production for additional investment in the rental fleet to take advantage of current and anticipated rental demand. In addition, unit sales volume was adversely impacted by more than $20 million by both a vendor recall, as well as unusual damage to some finished vehicle inventory caused by a hailstorm, which delayed the delivery to the fourth quarter.
The increase in total revenue for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily a result of higher rental revenue driven by improved average fleet utilization primarily from increased rental volume, with increases in average OEC on rent and OEC on rent yield for the nine months ended September 30, 2026 of 12.6% and 2.6%, respectively, when compared to the same period in 2025. Additionally, total revenue increased due to higher equipment sales.
Cost of Revenue, Excluding Rental Equipment Depreciation - Cost of revenue, excluding rental equipment depreciation was flat for the three months ended September 30, 2026, compared to the same period in 2025. Lower equipment sales volume reduced cost of revenue, while growth in average OEC on rent increased cost of revenue, resulting in minimal net change from the prior-year period.
Cost of revenue, excluding rental equipment depreciation for the nine months ended September 30, 2026, compared to the same period in 2025, increased due to higher equipment sales volume and growth in average OEC on rent.
Depreciation of Rental Equipment - Depreciation of our rental equipment increased in the three and nine months ended September 30, 2026, compared to the same periods in 2025, as a result of higher rental equipment levels.
Operating Expenses - Operating expenses increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to higher transaction and other expenses as well as selling, general, and administrator expenses as a result of increased compensation.
Total Other Expense - Other expense decreased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, due to less interest expense on floor plan financing as a result of lower inventory levels.
Income Tax Expense (Benefit) - Income tax benefit was $0.9 million and $2.0 million for the three and nine months ended September 30, 2026, respectively, compared to income tax benefit of $1.0 million and expense of $8.8 million for the same periods in 2025. The changes in effective tax rate were primarily attributable to reduced permanent tax adjustments and changes in the valuation allowance recorded against deferred tax assets.
Net Income (Loss) - Net income increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily driven by higher operating income resulting from growth in rental revenue due to higher average OEC on rent, as well as lower interest expense.
Operating Metrics
We principally evaluate operational performance based on the following metrics: ending OEC, average OEC on rent, fleet utilization, and OEC on rent yield. We also report sales order backlog related to our customers’ orders for new vocational heavy duty trucks as an indicator of the demand environment for our products. The table below presents these key measures.

	Three Months Ended
(in $000s)	September 30, 2026	September 30, 2025	Change	% Change	June 30, 2026	% Change
Ending OEC	$1,764,963	$1,621,725	$143,238	8.8%	$1,679,255	5.1%
Average OEC on rent	$1,394,661	$1,262,477	$132,184	10.5%	$1,365,689	2.1%
Fleet utilization	81.5%	79.3%	2.2%	2.8%	81.6%	(0.1)%
OEC on rent yield	39.4%	38.2%	1.2%	3.1%	39.4%	—
Sales order backlog	$341,920	$279,785	$62,135	22.2%	$322,470	6.0%

	Nine Months Ended September 30,
(in $000s)	2026	2025	Change	% Change
Ending OEC	$1,764,963	$1,621,725	$143,238	8.8%
Average OEC on rent	$1,368,297	$1,215,570	$152,727	12.6%
Fleet utilization	81.5%	78.0%	3.5%	4.5%
OEC on rent yield	39.2%	38.2%	1.0%	2.6%
Sales order backlog	$341,920	$279,785	$62,135	22.2%

Operating Results by Segment
Prior period amounts have been recast to reflect the change to two reportable segments.

Specialty Equipment Rentals

	Three Months Ended
(in $000s)	September 30, 2026	September 30, 2025	$ Change	% Change	June 30, 2026	% Change
Revenue from external customers:
Rental	$152,696	$127,142	$25,554	20.1%	$145,060	5.3%
Equipment sales	39,446	34,565	4,881	14.1%	51,659	(23.6)%
Parts sales and services	19,891	21,182	(1,291)	(6.1)%	22,100	(10.0)%
Total revenue from external customers	212,033	182,889	29,144	15.9%	218,819	(3.1)%
Intersegment sales	8,121	3,864	4,257	110.2%	4,113	97.4%
Rental AR provision(1)	668	2,426	(1,758)	(72.5)%	2,390	(72.1)%
Sales-type lease adjustment(2)	2,528	667	1,861	279.0%	(4,318)	(158.5)%
Total segment revenue	223,350	189,846	33,504	17.6%	221,004	1.1%
Segment Expenses:
Cost of rental, excluding depreciation	32,507	30,133	2,374	7.9%	34,542	(5.9)%
Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation(3)	29,892	23,519	6,373	27.1%	30,884	(3.2)%
Cost of parts and services, excluding depreciation	17,395	18,013	(618)	(3.4)%	17,914	(2.9)%
Cost of intersegment sales	7,432	3,864	3,568	92.3%	3,728	99.4%
Rental AR provision(1)	668	2,426	(1,758)	(72.5)%	2,390	(72.1)%
Total segment cost of revenue	87,894	77,955	9,939	12.7%	89,458	(1.7)%
Selling, general and administrative expenses	13,600	12,426	1,174	9.4%	14,347	(5.2)%
Total segment expenses	101,494	90,381	11,113	12.3%	103,805	(2.2)%
Segment Adjusted EBITDA	$121,856	$99,465	$22,391	22.5%	$117,199	4.0%

	Nine Months Ended September 30,
(in $000s)	2026	2025	$ Change	% Change
Revenue from external customers:
Rental	$434,971	$364,217	$70,754	19.4%
Equipment sales	128,882	104,081	24,801	23.8%
Parts sales and services	60,762	64,500	(3,738)	(5.8)%
Total revenue from external customers	624,615	532,798	91,817	17.2%
Intersegment sales	19,024	31,190	(12,166)	(39.0)%
Rental AR provision(1)	5,234	6,629	(1,395)	(21.0)%
Sales-type lease adjustment(2)	313	3,103	(2,790)	(89.9)%
Total Segment Revenue	649,186	573,720	75,466	13.2%
Segment Expenses:
Cost of rental, excluding depreciation	97,797	90,265	7,532	8.3%
Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation(3)	89,248	67,404	21,844	32.4%
Cost of parts and services, excluding depreciation	53,277	56,983	(3,706)	(6.5)%
Cost of intersegment sales	17,270	31,190	(13,920)	(44.6)%
Rental AR provision(1)	5,234	6,629	(1,395)	(21.0)%
Total segment cost of revenue	262,826	252,471	10,355	4.1%
Selling, general and administrative expenses	41,808	42,900	(1,092)	(2.5)%
Total segment expenses	304,634	295,371	9,263	3.1%
Segment Adjusted EBITDA	$344,552	$278,349	$66,203	23.8%
(1) Specifically identifiable lease revenue receivables not deemed probable of collection are recorded as a reduction of rental revenue. This is classified as a segment expense for Segment Adjusted EBITDA reviewed by the chief operating decision maker (“CODM”).
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

Total Revenue - The increase in total revenue for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was driven by increases in rental revenue and rental equipment sales. The increase in total revenue for the three months ended September 30, 2026 also benefitted from an increase in intersegment sales. Rental revenue increased due to improved fleet utilization of 2.8% and 4.5%, respectively, for the three and nine months ended September 30, 2026, supported by growth in average OEC on rent of 10.5% and 12.6%, respectively. Rental equipment sales increased primarily as a result of higher buyout activity under rental contracts with purchase options. Intersegment sales increased for the three months ended September 30, 2026, compared to the same period in 2025 due to higher rental asset disposal sales over this same time period as well as the intercompany markup that started in 2026. Intersegment sales decreased for the nine months ended September 30, 2026, compared to the same period in 2025, as fewer units were identified as rental asset disposals given the increased external demand for rental units and buyout activity of rental contracts with purchase options. Parts sales and services revenue decreased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, due to softer demand for tool kits as well as greater shift in hours spent on getting reserved units rent-ready to meet customer demand.
Cost of Rental Revenue, Excluding Depreciation - The increase in cost of rental revenue for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was largely due to an increase in rental activity.
Cost of Equipment Sales, net of Purchase Accounting, Sales-Type Leases and Depreciation - The increase in cost of equipment sales for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was due to an increase in rental equipment sales volume.
Cost of Parts and Services, Excluding Depreciation - The decrease in cost of parts and services for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was in line with the decrease in parts and services revenue.
Cost of Intersegment Sales - Cost of intersegment sales increased for the three months ended September 30, 2026, compared to the same period in 2025, due to higher rental asset disposal sales. Cost of intersegment sales decreased for the nine months ended September 30, 2026, compared to the same period in 2025, due to fewer units identified as rental asset disposals.
Selling, General and Administrative Expenses - Selling, general and administrative expenses increased for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to higher compensation expense. Selling, general and administrative expenses decreased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to the reclassification of expenses associated with two facilities that transitioned from rental operations to manufacturing operations and are now reported within STEM.
Rental AR Provision - Represents specifically identifiable lease revenue receivables not deemed probable of collection which are recorded as a reduction of rental revenue per the Company’s significant accounting policies. This is classified as a segment expense for Segment Adjusted EBITDA reviewed by the CODM.
Sales-Type Lease Adjustments - Represents the impact of sales-type lease accounting for certain leases containing RPOs, which is excluded from the measure of segment Adjusted EBITDA as we believe continuing to reflect the transactions as an operating lease better reflects the economics of the transactions given our large portfolio of rental contracts.
Segment Adjusted EBITDA - The increase in segment adjusted EBITDA for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was due to higher operating income.

Specialty Truck Equipment & Manufacturing

	Three Months Ended
(in $000s)	September 30, 2026	September 30, 2025	$ Change	% Change	June 30, 2026	% Change
Revenue from external customers:
Equipment sales	$270,151	$286,018	$(15,867)	(5.5)%	$331,900	(18.6)%
Parts sales and services	13,040	13,151	(111)	(0.8)%	12,727	2.5%
Total revenue from external customers	283,191	299,169	(15,978)	(5.3)%	344,627	(17.8)%
Intersegment sales	158,967	108,975	49,992	45.9%	93,153	70.7%
Total segment revenue	442,158	408,144	34,014	8.3%	437,780	1.0%
Segment Expenses:
Cost of equipment sales, net of purchase accounting and depreciation(1)	232,761	240,732	(7,971)	(3.3)%	281,235	(17.2)%
Cost of parts and services, excluding depreciation	10,894	9,390	1,504	16.0%	9,551	14.1%
Cost of intersegment sales	133,779	108,975	24,804	22.8%	78,596	70.2%
Total segment cost of revenue	377,434	359,097	18,337	5.1%	369,382	2.2%
Selling, general and administrative expenses	17,269	17,598	(329)	(1.9)%	20,042	(13.8)%
Floor plan interest expense	10,819	13,785	(2,966)	(21.5)%	11,139	(2.9)%
Total segment expenses	405,522	390,480	15,042	3.9%	400,563	1.2%
Segment Adjusted EBITDA	$36,636	$17,664	$18,972	107.4%	$37,217	(1.6)%

	Nine Months Ended September 30,
(in $000s)	2026	2025	$ Change	% Change
Revenue from external customers:
Equipment sales	856,908	846,477	10,431	1.2%
Parts sales and services	38,769	36,498	2,271	6.2%
Total revenue from external customers	895,677	882,975	12,702	1.4%
Intersegment sales	347,570	301,363	46,207	15.3%
Total segment revenue	1,243,247	1,184,338	58,909	5.0%
Segment Expenses:
Cost of equipment sales, net of purchase accounting and depreciation(1)	727,221	711,723	15,498	2.2%
Cost of parts and services, excluding depreciation	29,539	25,468	4,071	16.0%
Cost of intersegment sales	292,560	301,363	(8,803)	(2.9)%
Total segment cost of revenue	1,049,320	1,038,554	10,766	1.0%
Selling, general and administrative expenses	54,891	50,114	4,777	9.5%
Floor plan interest expense	32,477	40,846	(8,369)	(20.5)%
Total segment expenses	1,136,688	1,129,514	7,174	0.6%
Segment Adjusted EBITDA	$106,559	$54,824	$51,735	94.4%
(1) Excludes the non-cash impact of purchase accounting.
Total Revenue - The increase in total revenue for the three months ended September 30, 2026, compared to the same period in 2025, was primarily driven by higher intersegment sales to SER to support increased rental activity. Although unit sales to SER were higher in the prior year, the current year revenue reflects the impact of intercompany markup, which increased the per-unit value and offset the decline in volume. This increase was partially offset by a decline in new equipment third-party sales, driven by lower unit sales volume. Third-party sales were impacted by our strategic decision to prioritize our production for additional investment in the rental fleet to take advantage of current and anticipated rental demand. In addition, third-party unit sales volume was adversely impacted by both a vendor recall, as well as unusual damage to some finished vehicle inventory caused by a hailstorm.
The increase in total revenue for the nine months ended September 30, 2026, compared to the same period in 2025, was due to higher intersegment sales to SER to support the higher demand needed for the rental fleet. Additionally, total revenue increased due to higher third-party equipment sales driven by demand in utility and forestry vehicles as well as an increase in parts sales and services revenue.

Cost of Equipment Sales, net of Purchase Accounting, Sales-Type Leases and Depreciation - Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation decreased for the three months ended September 30, 2026, compared to the same period in 2025, due to lower third-party equipment sales volume.
Cost of equipment sales, net of purchase accounting, sales-type leases and depreciation increased for the nine months ended September 30, 2026, compared to the same period in 2025, due to higher third-party equipment sales volume.
Cost of Parts and Services, Excluding Depreciation - Cost of parts and services increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to the reclassification of two facilities that transitioned from rental operations to manufacturing operations and are now reported within STEM, as well as higher service mileage costs due to increased gas prices.
Cost of Intersegment Sales - Cost of intersegment sales increased for the three months ended September 30, 2026, compared to the same period in 2025, due to higher units sold to SER. Cost of intersegment sales decreased for the nine months ended September 30, 2026, compared to the same periods in 2025, due to fewer units sold to SER. While intersegment revenue increased because of the markup applied in 2026, the lower unit volume directly reduced the associated cost of sales.
Selling, General and Administrative Expenses - Selling, general, and administrative expenses were flat for the three months ended September 30, 2026, compared to the same period in 2025. Selling, general, and administrative expenses increased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to the reclassification of expenses associated with two facilities that transitioned from rental operations to manufacturing operations and are now reported within STEM, as well as higher sales commission.
Floor plan Interest Expense - The decrease in floor plan interest expense for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was due to the lower inventory levels.
Segment Adjusted EBITDA - The increase in segment adjusted EBITDA for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily due to higher intersegment sales and lower interest expense on variable-rate floor plan liabilities from lower inventory levels.
Reconciliation of Segment Adjusted EBITDA to Consolidated Income (Loss) Before Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended June 30,
in 000s	2026	2025	2026	2025	2026
Adjusted EBITDA - SER	$121,856	$99,465	$344,552	$278,349	$117,199
Adjusted EBITDA - STEM	36,636	17,664	106,559	54,824	37,217
Total Segment Adjusted EBITDA	158,492	117,129	451,111	333,173	154,416

Reconciling Items:
Intersegment margin	(25,877)	—	(56,764)	—	(14,942)
Corporate and non-allocated selling, general and administrative expenses(1)	(21,673)	(21,166)	(68,665)	(70,356)	(22,720)
Depreciation and amortization	(69,068)	(67,048)	(206,312)	(195,985)	(68,970)
Interest expense, net (non-floor plan)	(26,247)	(26,462)	(77,816)	(78,518)	(27,051)
Non-cash purchase accounting impact(2)	(1,747)	(3,406)	(7,715)	(11,502)	(2,736)
Transaction and integration costs(3)	(8,471)	(3,246)	(18,361)	(12,209)	(5,998)
Sales-type lease adjustment(4)	(733)	(465)	(1,021)	(1,482)	408
Share-based payments(5)	(3,269)	(2,080)	(7,879)	(6,259)	(3,431)
Consolidated income (loss) before income taxes	$1,407	$(6,744)	$6,578	$(43,138)	$8,976
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

See Note 14: Segments for additional information.
Liquidity and Capital Resources
Our principal sources of liquidity include cash generated by operating activities and borrowings under revolving credit facilities as described below. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements, including investments in our rental fleet, over the next 12 months and beyond. As of September 30, 2026, we had $14.6 million in cash and cash equivalents compared to $6.3 million as of December 31, 2025. As of September 30, 2026 and December 31, 2025, we had $710.0 million and $698.0 million of outstanding borrowings under our ABL Facility, respectively. Availability under the ABL Facility was $234.3 million as of September 30, 2026, and based on our borrowing base, we have an additional $288.0 million of suppressed availability that we can potentially utilize by upsizing our existing facility. For further information on the ABL Facility, see Note 7: Long-Term Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loan Covenants and Compliance
The ABL Facility contains customary negative covenants for transactions of this type, including covenants that, among other things, limit Nesco Holdings II, Inc., our wholly owned subsidiary (the “Borrower” with respect to the ABL Facility, or the “Issuer” with respect to the Indenture, defined below) and its restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of the Borrower’s restricted subsidiaries to pay dividends; create liens; transfer or sell assets; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Borrower’s assets; enter into certain transactions with the Borrower’s affiliates; and designate subsidiaries as unrestricted subsidiaries, in each case subject to certain exceptions, as well as a restrictive covenant applicable to each Specified Floor Plan Company (as defined in the ABL Credit Agreement) limiting its ability to own certain assets and engage in certain lines of business. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Borrower and its restricted subsidiaries are permitted to make. Unlimited dividends under the ABL Facility may be permitted so long as, on a pro forma basis, “distribution conditions” (as defined in the ABL Credit Agreement governing the ABL Facility) are satisfied. As of September 30, 2026, the Company’s distribution conditions were satisfied and, as a result, the Company determined there were no restrictions on distributions by the Borrower and its restricted subsidiaries by the ABL Credit Agreement.
The 5.50% senior secured second lien notes due 2029 (the “2029 Secured Notes”) were issued pursuant to the indenture governing our 2029 Secured Notes (the “Indenture”) which contains covenants that limit the Issuer’s (and certain of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock, or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Issuer’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; or (ix) designate the Issuer’s subsidiaries as unrestricted subsidiaries. The covenants governing the payment of dividends and making other distributions are based upon a combination of fixed amounts, percentages of Adjusted EBITDA or upon multiple pro forma measures depending on the purpose of any such dividend payments or distributions the Issuer and its restricted subsidiaries are permitted to make. Unlimited dividends, under the Indenture, may be made so long as after giving effect to making the dividends, the Consolidated Total Debt Ratio would be no greater than 5.00 to 1.00 on a pro forma basis. As of September 30, 2026, the Company’s Consolidated Total Debt Ratio was not greater than 5.00 to 1.00 and, as a result, the Company determined there were no restrictions on distributions by the Issuer and its restricted subsidiaries by the Indenture. For further information on the ABL Facility and Indenture, see Note 8: Long-Term Debt in the Notes to the Consolidated Financial Statements under Part II, Item 8 in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed on March 10, 2026.
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
The Company presents Net Leverage Ratio, which is equivalent to Consolidated Total Net Leverage Ratio in our ABL Credit Agreement and Consolidated Total Debt Ratio in the Indenture, and is defined as Net Debt over Adjusted EBITDA for the previous twelve-month period (“last twelve months,” or “LTM”). Net debt is defined as total debt (calculated as current and long-term debt, excluding deferred financing fees, plus current and long-term finance lease obligations) minus cash and cash equivalents.

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
The following table provides the calculation of Adjusted EBITDA pursuant to the ABL Credit Agreement and the Indenture.

	Three Months Ended		Nine Months Ended		Three Months Ended June 30, 2026
(in $000s)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$2,305	$(5,756)	$8,602	$(51,927)	$10,399
Interest expense	26,247	26,462	77,816	78,518	27,051
Income tax expense (benefit)	(898)	(988)	(2,024)	8,789	(1,423)
Depreciation and amortization	69,068	67,048	206,312	195,985	68,970
EBITDA	96,722	86,766	290,706	231,365	104,997
Adjustments:
Non-cash purchase accounting impact (1)	1,747	3,406	7,715	11,502	2,736
Transaction and integration costs (2)	8,471	3,246	18,361	12,209	5,998
Sales-type lease adjustment (3)	733	465	1,021	1,482	(408)
Share-based payments (4)	3,269	2,080	7,879	6,259	3,431
Adjusted EBITDA	$110,942	$95,963	$325,682	$262,817	$116,754
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

	Three Months Ended		Nine Months Ended		Three Months Ended June 30, 2026
(in $000s)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Equipment sales	$1,142	$(383)	$(4,070)	$(3,528)	$(5,942)
Cost of equipment sales	(1,400)	118	1,417	2,906	4,461
Gross profit	(258)	(265)	(2,653)	(622)	(1,481)
Interest income	(395)	(872)	(708)	(3,206)	(550)
Rental invoiced	1,386	1,602	4,382	5,310	1,623
Sales-type lease adjustment	$733	$465	$1,021	$1,482	$(408)

(4) Represents non-cash share-based compensation expense associated with the issuance of restricted stock units.

The following table presents the calculation of Net Debt and Net Leverage Ratio:

(in $000s)	September 30, 2026	June 30, 2026
Current maturities of long-term debt	1,235	3,209
Long-term debt, net	1,652,562	1,656,652
Deferred financing fees	12,246	13,353
Less: cash and cash equivalents	(14,564)	(10,287)
Net Debt	$1,651,479	$1,662,927
Divided by: LTM Adjusted EBITDA (1)	$446,423	$431,444
Net Leverage Ratio	3.70	3.85
(1) The following tables present the calculation of LTM Adjusted EBITDA for the periods ended September 30, 2026 and June 30, 2026:

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	September 30, 2026	September 30, 2025	December 31, 2025	September 30, 2026
Net income (loss)	$8,602	$(51,927)	$(31,052)	$29,477
Interest expense	77,816	78,518	104,882	104,180
Income tax expense (benefit)	(2,024)	8,789	2,922	(7,891)
Depreciation and amortization	206,312	195,985	264,998	275,325
EBITDA	290,706	231,365	341,750	401,091
Adjustments:
Non-cash purchase accounting impact	7,715	11,502	15,469	11,682
Transaction and integration costs	18,361	12,209	16,639	22,791
Sales-type lease adjustment	1,021	1,482	1,229	768
Share-based payments	7,879	6,259	8,471	10,091
Adjusted EBITDA	$325,682	$262,817	$383,558	$446,423

	Current Year To Date Period	Less: Prior Year To Date Period	Add: Prior Fiscal Year	LTM Adjusted EBITDA
(in $000s)	June 30, 2026	June 30, 2025	December 31, 2025	June 30, 2026
Net income (loss)	$6,297	$(46,171)	$(31,052)	$21,416
Interest expense	51,569	52,056	104,882	104,395
Income tax expense (benefit)	(1,126)	9,777	2,922	(7,981)
Depreciation and amortization	137,244	128,937	264,998	273,305
EBITDA	193,984	144,599	341,750	391,135
Adjustments:
Non-cash purchase accounting impact	5,968	8,096	15,469	13,341
Transaction and integration costs	9,890	8,963	16,639	17,566
Sales-type lease adjustment	288	1,017	1,229	500
Share-based payments	4,610	4,179	8,471	8,902
Adjusted EBITDA	$214,740	$166,854	$383,558	$431,444

Historical Cash Flows
The following table summarizes our sources and uses of cash:

	Nine Months Ended September 30,
(in $000s)	2026	2025
Net cash flow from operating activities	$231,660	$262,804
Net cash flow for investing activities	(232,914)	(233,786)
Net cash flow from (for) financing activities	8,406	(19,697)
Effect of exchange rate changes on cash and cash equivalents	1,139	(68)
Net change in cash and cash equivalents	$8,291	$9,253
As of September 30, 2026, we had cash and cash equivalents of $14.6 million, an increase of $8.3 million from December 31, 2025. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, including paying down the outstanding balance under our ABL Facility, and availability under our credit facilities.
Cash Flows from Operating Activities
Net cash from operating activities was $231.7 million for the nine months ended September 30, 2026, as compared to $262.8 million in the same period of 2025. The decrease in net cash from operating activities is primarily driven by a higher use of cash for inventories for the nine months ended September 30, 2026, when compared to the same period in 2025.
Cash Flows for Investing Activities
Net cash used in investing activities was $232.9 million for the nine months ended September 30, 2026, as compared to $233.8 million in the same period of 2025. The decrease in cash used in investing activities was primarily due to an increase in proceeds from sales and disposals of rental equipment of $15.1 million, partially offset by an increase in purchases of non-rental property and cloud computing arrangements of $10.5 million and an increase in purchases of rental equipment of $3.7 million.
Cash Flows from Financing Activities
Net cash from financing activities was $8.4 million for the nine months ended September 30, 2026, as compared to cash used for financing activities of $19.7 million in the same period of 2025. The increase in net cash from financing activities was primarily due to a decrease in repurchases of stock of $32.6 million and a decrease in repayments on floor plan liabilities and long-term debt of $25.9 million, partially offset by lower proceeds from floor plan liabilities and long-term debt of $29.9 million.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the ABL Facility and our floor plan financing arrangements. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors are held constant. As of September 30, 2026, we had $1,440.6 million aggregate principal amount of variable rate debt, consisting of the balance outstanding under floor plan financing and the ABL Facility. Holding other variables constant, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense under floor plan financing and the ABL Facility by approximately $1.8 million on an annual basis.
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
Foreign currency exchange rate risk
During the nine months ended September 30, 2026, we generated $30.1 million of revenues denominated in Canadian dollars. Each 100-basis point increase or decrease in the average Canadian dollar to U.S. dollar exchange rate for the year would have correspondingly changed our revenues by approximately $0.4 million on an annual basis. We do not currently hedge our exchange rate exposure.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
(b) Changes to Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not purchase any shares of our common stock during the three months ended September 30, 2026.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

CUSTOM TRUCK ONE SOURCE, INC. (Registrant)

Date:	October 26, 2026	/s/ Ryan McMonagle
Ryan McMonagle, Chief Executive Officer

Date:	October 26, 2026	/s/ Christopher J. Eperjesy
Christopher J. Eperjesy, Chief Financial Officer and Principal Accounting Officer